Form 10-K
period 2021-12-31
INNOVATE Corp.
filed 2022-03-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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
(212) 235-2690
(Registrant’s telephone number, including area code)
_____________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VATE	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

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

The aggregate market value of INNOVATE’s common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $193.7 million, based on the closing sale price of the Common Stock on such date.

As of February 28, 2022, 77,836,748 shares of common stock, par value $0.001, were outstanding.

Documents Incorporated by Reference:
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant's 2022 Annual Meeting of Stockholders are incorporated by reference into Part III.

INNOVATE CORP.
INDEX TO FORM 10-K

PART I
ITEM 1. BUSINESS

Unless the context otherwise requires, in this Annual Report on Form 10-K, "INNOVATE," means INNOVATE Corp. and the "Company," "we" and "our" mean INNOVATE together with its consolidated subsidiaries.

This Annual Report on Form 10-K contains forward-looking statements. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Special Note Regarding Forward-Looking Statements."

General

INNOVATE is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2021, our three operating platforms or reportable segments, based on management’s organization of the enterprise, are Infrastructure, Life Sciences and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

Our principal operating subsidiaries include the following assets:

(i)DBM Global Inc. ("DBMG") (Infrastructure), a family of companies providing fully integrated structural and steel construction services;
(ii)Pansend Life Sciences, LLC ("Pansend") (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development;
(iii)HC2 Broadcasting Holdings Inc. and its subsidiaries ("Broadcasting") (Spectrum), a strategic operator of Over-The-Air ("OTA") broadcasting stations across the United States ("U.S.") and Puerto Rico. In addition, Spectrum, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the U.S.; and
(iv)Other, which represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate.

We expect to focus on operating and managing our portfolio of companies and building value in Infrastructure, Life Sciences and Spectrum in the future. We believe these segments are well positioned to take advantage of current trends in today’s economy and that there is opportunity to build value organically and inorganically in these three segments. We may consider opportunities outside of these businesses in the longer term to acquire and invest in businesses with attractive assets that we consider to be undervalued or fairly valued.

Overall Business Strategy

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer-term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. We have generally pursued either controlling positions in durable, cash-flow generating businesses, assets that will enhance our current businesses in Infrastructure, Life Sciences and Spectrum or companies we believe exhibit substantial growth potential, which may be unrelated to the Company’s then-current operating segments. In connection with any such acquisition, we may choose to actively assemble or re-assemble a company’s management team to ensure the appropriate expertise is in place to execute the operating objectives of such business. We view ourselves as strategic and financial partners and seek to align our management teams’ incentives with our goal of delivering sustainable long-term value to our stakeholders.

As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, while we intend to focus on Infrastructure, Life Science and Spectrum, we may exercise our broad discretion to identify and select an industry and the possible acquisition or business combination opportunity unrelated to our current operating segments. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and, if they do, what the terms or timing of any agreement would be.

Our strategic process includes a continual evaluation of our existing businesses which may include a sale of businesses or operating segments. We consider many factors as we go through our evaluation, which include but are not limited to market factors and opportunity, growth prospects and internal needs. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible dispositions, mergers and public offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and if they do, what the terms or timing of any agreement would be.

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

Employees

As of December 31, 2021, we had approximately 3,902 employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Infrastructure Segment (DBMG)

DBM Global Inc. is a fully integrated Industrial Construction, Structural Steel, and Facility Maintenance provider, primarily through its subsidiary, Schuff Steel Company ("SSC"), who provides 3D Building Information Modeling ("BIM"), detailing, fabrication, and erection of structural steel and heavy steel plate, and heavy mechanical and facility maintenance services. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills, and power plants. DBMG also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks. Through its Aitken business ("Aitken"), DBMG manufactures tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through its GrayWolf Industrial business ("GrayWolf"), DBMG also provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through its Banker Steel business (“Banker”), DBMG provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. Headquartered in Phoenix, Arizona, DBMG has domestic operations in Alabama, Arizona, California, Florida, Georgia, Kansas, Kentucky, New Jersey, New York, Oregon, South Carolina, Texas, Utah, Virginia, and Washington with construction projects primarily located in the aforementioned states. In addition, through its DBM Vircon business (“DBM Vircon”), DBMG also has international operations located in Australia, Canada, India, New Zealand, the Philippines, Thailand, and the United Kingdom, providing steel detailing, rebar detailing, BIM modeling, and BIM management services.

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

•Expand and Diversify Revenue Base: DBMG is seeking to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts, original equipment manufacturers ("OEMs"), industrial owners, and other customers. DBMG also intends to continue to grow its operations by targeting smaller projects that carry higher margins and less risk of large margin fluctuations. DBMG believes that continuing to diversify its revenue base by completing smaller projects--such as low-rise office buildings, healthcare facilities and other commercial and industrial structures--could reduce the impact of periodic adverse market or economic conditions, as well as the margin slippage that may accompany larger projects;

•Emphasize Innovative Services: DBMG focuses its BIM modeling, digital engineering, design-build, engineering, detailing, fabrication, erection, and construction expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex BIM modeling, detailing, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications, piping, machinery rigging and setting, deep foundations, and specialty welding. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums and uniquely designed hotels and casinos;

•Diversify Customer and Product Base: Although DBMG seeks to achieve a leading share of the geographic and product markets in which it traditionally competes, it also seeks to diversify its product offerings and geographic markets through acquisition. By expanding the portfolio of products offered and geographic markets served, DBMG believes that it will be able to offer more value-added services to existing and new potential customers, as well as to reduce the impact of periodic adverse market or economic conditions; and,

•Ensure Project Delivery Success through Predictive Technologies: DBMG uses resources including data analytics, modeling and detailing, laser scan to BIM, and augmented and virtual reality to provide fully integrated solutions for a project’s lifecycle from design through to fabrication and construction, as well as providing mechanical and facility services. DBMG is thus able to deliver optimal value and reliable outcomes that are on schedule and on budget across a wide variety of services and geographic regions.

Services and Customers

DBMG consists of five business units spread across diverse markets: SSC (steel fabrication and erection), Banker (steel fabrication and erection), DBM Vircon (steel detailing, rebar detailing, bridge detailing, BIM modeling services and BIM management services), the Aitken product line (manufacturing of equipment for the oil and gas industry), and GrayWolf (steel fabrication and erection, specialty facility maintenance, repair, and installation services, as well as management of smaller structural steel projects, leveraging subcontractors). For the year ended December 31, 2021 revenues were as follows (in millions):

	Revenue	% of Total Revenue
SSC	$586.1	50.5%
Banker Steel	265.9	22.9%
GrayWolf	258.3	22.3%
DBM Vircon	43.5	3.8%
Aitken	5.9	0.5%
Total	$1,159.7	100.0%

The majority of DBMG's business is in North America, but DBM Vircon provides detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2021, DBMG's two largest customers represented approximately 23.4% of revenues. In 2020, DBMG’s two largest customers represented approximately 18.6% of revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 62% - 82% and a sales pipeline that includes over $1,876 million in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly fragmented across many small firms.

DBMG achieves a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive digital engineering, design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication and erection capabilities combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its fifteen fabrication shops in the United States and thirty-five sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, Thailand and the UK.

DBMG operates with minimal bonding requirements, with a current balance of 57% of DBMG's backlog (out of a total backlog of $1,580.9 million) as of December 31, 2021, and bonding is reduced as projects are billed rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

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

•Steel Management: Using DBMG’s proprietary Steel Integrated Management System ("SIMS"), DBMG can track any piece of steel and instantly know its location. Additionally, DBMG can help clients manage steel subcontracts, providing clients with savings on raw steel purchases and giving them access to a variety of DBMG-approved subcontractors;

•Fabrication: Through its six fabrication shops in Arizona, California, Kansas, and Utah, SSC has one of the highest fabrication capacities in the United States, with over 1.1 million square feet under roof and a maximum annual fabrication capacity of approximately 256,000 tons;

•Erection: Named the top steel erector in the United States for 2007, 2008, 2011, and from 2013-2020 and the second top steel erector for 2021 by Engineering News-Record, SSC knows how to add value to its projects through the safe and efficient erection of steel structures; and

•BIM: DBMG uses BIM on every project to manage its role efficiently. Additionally, DBMG’s use of SIMS in conjunction with its BIM platform Visualizer allows for real-time reporting on a project’s progress and an information-rich model review.

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

•BIM Management: DBM Vircon is an industry leading provider of BIM management consultancy services ("BIM Management"), with clients ranging from government, industry organizations and general construction contractors. BIM Management of all project participants’ input, use and development of the applicable model is integral to ensuring that the model remains the single point of reference. DBM Vircon’s BIM Management service includes the governing of process and workflow management, which is a collection of defined model uses, workflows, and modeling methods used to achieve specific, repeatable and reliable information results from the model. The way the model is created and shared, and the sequencing of its application, impacts the effective and efficient use of BIM for desired project outcomes and decision support; and

•Bridge Steel Detailing: Utilizing industry leading technologies, DBM Vircon, through its wholly owned subsidiary, Candraft Detailing, provides steel detailing services for bridges which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping.

GrayWolf provides services including steel fabrication, steel management, maintenance, repair, erection, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. GrayWolf provides the following services through its two major brands: GrayWolf Integrated Construction (formerly Titan Contracting, Titan Fabricators, and Inco Services), and Milco National Constructors.

•Specialty mechanical contracting services: GrayWolf offers specialty mechanical contracting services to the power, petrochemical, refining and other industrial markets. Its services including plant maintenance, specialty welding, equipment rigging, and mechanical construction to customers in the power, industrial, petrochemical, water treatment, and refining markets at a national level;

•Specialty construction solutions for processing markets: Customers in the pulp and paper, metals, mining and minerals, and petrochemical markets utilize GrayWolf’s specialized solutions including plant maintenance, process piping, equipment, and tank and vessel fabrication and erection that are catered to the needs and specifications of the customer’s industry;

•Turnarounds, tank construction, and piping services: GrayWolf offers services including plant maintenance, specialty welding, piping systems, and tanks and vessels construction to the power, pulp and paper, refining, petrochemical, and water treatment markets in the Midwest, Mid-Atlantic, Southeast, and West Coast;

•Custom steel fabrication and erection: GrayWolf offers engineering, design, fabrication, modularization, erection and additional services to the heavy commercial and industrial markets in the Southwest, Midwest, Gulf Coast and Southeast; and

•Structural steel management: GrayWolf provides turn-key steel fabrication and erection services with expertise in project management. Leveraging such strengths, GrayWolf uses its relationships with reliable subcontractors and erectors, along with state-of-the-art management systems, to deliver excellence to clients.

Banker Steel provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market in addition to full design-assist services. Banker Steel offers a variety of services to its customers, which it believes enhances its ability to obtain and successfully complete projects. These services fall into four distinct groups: design-assist/design-build, pre-construction design and budgeting, fabrication, and erection:

•Design-Assist/Design-Build: Using the latest technology, Banker Steel helps developers plan, schedule, model and price projects from start to finish resulting in cost-effective steel designs;

•Pre-Construction/Design and Budgeting: Clients who contact Banker Steel in the early stages of planning can receive a detailed analysis of the structure and cost breakdown. Both of these tools allow clients to accurately plan and budget for any upcoming project;

•Fabrication: Through its five fabrication shops in Florida, New Jersey, South Carolina and Virginia, Banker Steel has maximum annual fabrication capacity of approximately 189,000 tons with over 0.5 million square feet of space; typically focusing on complex, non-commoditized jobs with intensive fabrication requirements; and

•Erection: Banker offers a full suite of erection services including horizontal and vertical erection services.

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2021, DBMG, through SSC and Bankers, purchased approximately 52% of the total value of steel and steel components purchased from two domestic steel vendors. See Item 1A - Risk Factors - "Risks Related to the Infrastructure segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

Sales and Distributions

DBMG obtains contracts through competitive bidding or negotiation, which generally are fixed-price, cost-plus, unit cost, or time and material arrangements. Bidding and negotiations require DBMG to estimate the costs of the project up front, with most projects typically lasting from one to twelve months. However, large and more complex projects can often last two years or more.

Marketing

General managers along with sales managers lead DBMG’s sales and marketing efforts. Each general manager is primarily responsible for sales, estimating, and marketing efforts in defined geographic areas. In addition, DBMG employs full-time project estimators and chief estimators. DBMG’s sales representatives build and maintain relationships with general contractors, architects, engineers, OEMs, industrial owners, and other potential sources of business to identify potential new projects. DBMG generates future project reports to track the weekly progress of new opportunities. DBMG’s sales efforts are further supported by most of its executive officers, engineering, and strategic sales and marketing personnel, who have substantial experience in the design, detailing, modeling, fabrication, industrial construction, maintenance, and erection of structural steel and heavy steel plate.

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

Employees

As of December 31, 2021, DBMG employed approximately 3,794 people across the globe, including the U.S., Canada, Australia, New Zealand, India, the Philippines, Thailand, and the UK. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by the United Steelworkers of America, the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers Union, the Ironworkers Union, the International Union of Operating Engineers, and the Texas Ironworkers Union. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 27% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2021, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

DBMG maintains commercial general liability insurance in the amount of $2.0 million per occurrence and $4.0 million in the aggregate. In addition, DBMG maintains umbrella coverage limits of $75.0 million. DBMG also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of its facilities and property. DBMG maintains professional liability insurance in the amount of $10.0 million for professional services related to our work in steel erection and fabrication projects.

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

Life Sciences Segment (Pansend Life Sciences, LLC)

Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc. ("MediBeacon"), and an approximately 26% interest in Triple Ring Technologies, Inc ("Triple Ring").

R2 Technologies, Inc.

R2 develops and commercializes breakthrough aesthetic medical and non-medical devices in the aesthetic dermatology market. Founded in 2014 by Pansend and Blossom Innovations, LLC, R2 exclusively licenses intellectual property developed at Massachusetts General Hospital and Harvard Medical School.

Skin lightening and brightening is a large and fast-growing segment of aesthetic dermatology. Current lightening products and/or procedures may be ineffective, unpredictable or even harmful, and patients often must compensate for lack of efficacy by using makeup or concealers. R2 has developed breakthrough CryoAesthetic technologies that uniquely deliver treatments that provide patients skin lightening, brightening, skin tone evening and reduction or elimination of hyperpigmentation and inflammation. R2’s patented CryoModulation technology uses controlled cooling to suppress melanin, inflammation and discomfort by precisely controlling time and temperature to deliver an effective treatment with little social downtime.

In 2019, R2 closed its Series B “Commercialization” round with its strategic partner, Huadong Medicine Company, Ltd., (“Huadong”) and, in exchange for a staged $30 million investment, entered into an exclusive distribution agreement with Huadong for the Asia-Pacific region. As a part of this agreement, R2 will receive a share of the residual profits from such sales.

In 2021, Pansend invested $15 million in R2's Series C Preferred Stock at a post-money valuation of $150 million for R2.

R2 currently has three products in various stages of commercialization and development:

1.Glacial Rx – Launched in the first quarter of 2021 in the United States after receiving U.S. Food and Drug Administration (“FDA”) clearance for use in dermatologic procedures for the removal of benign lesions of the skin and for use when cooling is intended for the temporary reduction of pain, swelling, inflammation, and hematoma from minor surgical procedures. When used with R2 Dermabrasion Tips, the intended use includes general dermabrasion, scar revision, acne scar revision and tattoo removal. The Glacial Rx system effectively and comfortably addresses these conditions, leaving the skin with a smoother and brighter appearance with little downtime for the patient. The Glacial Rx system is sold to dermatologists and plastic surgeons and operated by trained healthcare professionals.

2.Glacial Spa – Launching in the first half of 2022 in China after receiving China Non-Medical Classification, the Glacial Spa is a cooling experience used to even skin tone, and brighten and lighten skin. The Glacial Spa system will be sold by Huadong’s existing sales force to spas and is intended to be operated by a trained aesthetician.

3.Glacial AI – Currently undergoing research and development, the Glacial AI is an autonomous, robotic cooling device focused on whole-body skin lightening and brightening.

MediBeacon, Inc.

MediBeacon is developing a proprietary non-invasive real-time monitoring system for the evaluation of kidney function. Current methods to evaluate kidney function are indirect estimates that may be inaccurate and are not real-time. Chronic kidney disease is estimated to affect more than 850 million people worldwide.

MediBeacon’s Transdermal GFR Measurement System (“TGFR”), which uses an optical skin sensor combined with Lumitrace, a proprietary agent that glows in the presence of light, will be the first non-invasive system to enable real-time, direct monitoring of kidney function at point-of-care. On October 22, 2018, the FDA granted Breakthrough Device designation to the TGFR for the measurement of Glomerular Filtration Rate (“GFR”) in patients with impaired or normal kidney function. Under the Breakthrough Device program, the FDA works with companies to expedite regulatory review in order to give patients more timely access to innovative diagnostic and therapeutic technologies. MediBeacon is expected to begin its U.S. pivotal study in the second half of 2022.

In 2019, MediBeacon closed its Series B financing round with its strategic partner, Huadong, providing Huadong with exclusive rights to MediBeacon’s portfolio of assets in Greater China in exchange for a staged $30 million investment. Further, Huadong will be responsible for funding clinical trials, commercial and regulatory activities in 25 countries in the Asia-Pacific region, including Greater China. In exchange, MediBeacon will receive royalty payments on net sales of the TGFR system. As of December 31, 2021, MediBeacon has received $15 million from Huadong at a pre-money valuation of approximately $300 million. Contingent upon the regulatory approval of the TGFR system by the FDA, Huadong will make a second $15 million investment at a pre-money valuation of approximately $400 million. In 2020, Huadong amended its commercial agreement to provide an additional $20 million prepayment of future China royalties over the next two years to pursue Class 1 status in China, allowing the device to immediately enter the Chinese hospital system. As of December 31, 2021, MediBeacon has received approximately $17.1 million to include China in MediBeacon's global pivotal study.

MediBeacon is also exploring additional clinical applications of the patented Lumitrace technology, including:

1.Gastrointestinal permeability, which has the potential to transform management of autoimmune and inflammatory diseases, including Crohn’s disease. Grants from the Bill and Melinda Gates Foundation, in collaboration with scientists at Washington University School of Medicine in St. Louis and the Mayo Clinic, have supported MediBeacon’s research in this area. The first in-human clinical studies were recently completed to study the feasibility of fluorescent tracer agent-based systems to quantify the permeability of the gastrointestinal tract in patients with active Crohn’s disease.

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

Genovel Orthopedics, Inc.

Genovel is a medical device company developing novel partial and total knee replacements for the treatment of osteoarthritis of the knee based on patented technology developed at New York University School of Medicine.

Triple Ring Technologies

Triple Ring is a research and development engineering company specializing in medical devices, homeland security, imaging sensors, optics, fluidics, robotics and mobile healthcare.

Spectrum Segment (HC2 Broadcasting Holdings Inc.)

HC2 Broadcasting Holdings Inc., ("HC2B" and together with its subsidiaries, "Broadcasting"), a majority-owned subsidiary of INNOVATE, is an owner and operator of broadcast TV stations throughout the U.S. and an avenue for high-end content providers to deliver their product OTA to more homes and, ultimately, mobile devices. Broadcasting’s stations are interconnected to an internet protocol network backbone, which allows Broadcasting to monitor and operate the stations remotely, resulting in significant cost efficiencies.

As of December 31, 2021, Broadcasting operated approximately 246 stations, including 3 Full-Power stations, 53 Class A stations and 190 LPTV stations. Broadcasting stations are collectively able to broadcast over 1,500 sub-channels and reach 103 markets in the U.S. and Puerto Rico, including 34 of the top 35 markets. HC2B has approximately 100 stations concentrated in the top 35 markets. Broadcasting also owns approximately 19 construction permits for broadcast stations, a portion of which may be selectively built and licensed over the next 24 months, increasing Broadcasting’s footprint to approximately 110 markets.

Broadcasting includes Azteca America. Azteca America airs Spanish language programming targeting U.S. Hispanics. The majority of the network’s programming is provided by TV Azteca, S.A.B. de C.V. ("TV Azteca"), Mexico’s second largest broadcast network, under a multi-year Programming Licensing Agreement ("PLA"). As of December 31, 2021, Azteca America was carried on approximately 88 Broadcasting stations. Broadcasting has employees in the U.S. and contracted employees in Mexico under a Broadcast Services Agreement ("BSA") with TV Azteca dedicated to the operations of Azteca America.

Operating Broadcast Stations

Below are Broadcasting’s operating stations as of December 31, 2021, listed by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	W28ES-D	LPTV Station
		WKOB-LD	LPTV Station

Los Angeles, CA	2	KHIZ-LD	LPTV Station
		KSKJ-CD	Class A Station
Chicago, IL	3	W31EZ-D	LPTV Station
		WPVN-CD	Class A Station
Philadelphia, PA	4	W25FG-D	LPTV Station
		WDUM-LD	LPTV Station
		WPSJ-CD	Class A Station
		WZPA-LD	LPTV Station
Dallas - Ft. Worth, TX	5	K07AAD-D	LPTV Station
		KHPK-LD	LPTV Station
		KJJM-LD	LPTV Station
		KNAV-LD	LPTV Station
		KODF-LD	LPTV Station
		KPFW-LD	LPTV Station
Houston, TX	6	KBMN-LD	LPTV Station
		KEHO-LD	LPTV Station
		KUGB-CD	Class A Station
		KUVM-CD	Class A Station
		KUVM-LD	LPTV Station
San Francisco - Oakland - San Jose, CA	7	KEMO-TV	Full-Power Station
		KQRO-LD	LPTV Station
Atlanta, GA	8	WDWW-LD	LPTV Station
		WUEO-LD	LPTV Station
		WUVM-LP	LPTV Station
		WYGA-CD	Class A Station
Boston, MA	10	WLEK-LD	LPTV Station
Phoenix - Prescott, AZ	11	K12XP-D	LPTV Station
		KPDF-CD	Class A Station
		KTVP-LD	LPTV Station
Tampa - St Petersburg - Sarasota, FL	12	W16DQ-D	LPTV Station
		W31EG-D	LPTV Station
		WTAM-LD	LPTV Station
		WXAX-CD	Class A Station
Seattle, WA	13	KUSE-LD	LPTV Station
Minneapolis - St. Paul, MN	14	K28PQ-D	LPTV Station
		K33LN-D	Class A Station
		KJNK-LD	LPTV Station
		KMBD-LD	LPTV Station
		KMQV-LD	LPTV Station
		KWJM-LD	LPTV Station
Detroit, MI	15	WDWO-CD	Class A Station
		WUDL-LD	LPTV Station
Miami - Ft. Lauderdale, FL	16	W16CC-D	LPTV Station
Denver, CO	17	KRDH-LD	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	18	WATV-LD	LPTV Station
		WFEF-LD	LPTV Station
Cleveland - Akron - Canton, OH	19	KONV-LD	LPTV Station
		WEKA-LD	LPTV Station
		WQDI-LD	LPTV Station
		WUEK-LD	LPTV Station
Sacramento - Stockton - Modesto, CA	20	K04QR-D	LPTV Station
		K12XJ-D	LPTV Station
		KAHC-LD	LPTV Station
		KBIS-LD	LPTV Station
		KBTV-CD	Class A Station
		KFKK-LD	LPTV Station
		KFMS-LD	LPTV Station

		KFTY-LD	LPTV Station
St. Louis, MO	21	K25NG-D	Class A Station
		K35OY-D	LPTV Station
		KBGU-LD	LPTV Station
		KPTN-LD	LPTV Station
		W09DL-D	LPTV Station
		WLEH-LD	LPTV Station
		WODK-LD	LPTV Station
Portland, OR	22	KOXI-CD	Class A Station
Charlotte, NC	23	W15EB-D	Class A Station
		WHEH-LD	LPTV Station
		WVEB-LD	LPTV Station
Pittsburgh, PA	24	WJMB-CD	Class A Station
		WKHU-CD	Class A Station
		WMVH-CD	Class A Station
		WWKH-CD	Class A Station
		WWLM-CD	Class A Station
Indianapolis, IN	25	WQDE-LD	LPTV Station
		WSDI-LD	LPTV Station
		WUDZ-LD	LPTV Station
Baltimore, MD	26	WQAW-LP	LPTV Station
Raleigh - Durham - Fayetteville, NC	27	WIRP-LD	LPTV Station
		WNCB-LD	LPTV Station
San Diego, CA	28	KSKT-CD	Class A Station
Nashville, TN	29	WCTZ-LD	LPTV Station
		WKUW-LD	LPTV Station
Columbus, OH	30	WDEM-CD	Class A Station
San Antonio, TX	31	K17MJ-D	LPTV Station
		K25OB-D	LPTV Station
		KISA-LD	LPTV Station
		KOBS-LD	LPTV Station
		KSAA-LP	LPTV Station
		KSSJ-LD	LPTV Station
		KVDF-CD	Class A Station
Kansas City, MO	32	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
		KQML-LD	LPTV Station
Hartford - New Haven, CT	33	WRNT-LD	LPTV Station
		WTXX-LD	LPTV Station
Salt Lake City, UT	34	KBTU-LD	LPTV Station
Milwaukee, WI	35	WTSJ-LD	LPTV Station
West Palm Beach - Ft. Pierce, FL	36	WDOX-LD	LPTV Station
		WWCI-CD	Class A Station
		WXOD-LD	LPTV Station
Las Vegas, NV	39	K36NE-D	Class A Station
		KEGS-LD	LPTV Station
		KHDF-CD	Class A Station
		KNBX-CD	Class A Station
		KVPX-LD	LPTV Station
Austin, TX	41	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
Jacksonville, FL	42	WJXE-LD	LPTV Station
		WKBJ-LD	LPTV Station
		WODH-LD	LPTV Station
		WRCZ-LD	LPTV Station
Oklahoma City, OK	43	KBZC-LD	LPTV Station
		KOHC-CD	Class A Station

		KTOU-LD	LPTV Station
Albuquerque - Santa Fe, NM	45	KQDF-LP	LPTV Station
		KWPL-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	47	WUDX-LD	LPTV Station
		WUOA-LD	LPTV Station
New Orleans, LA	50	WQDT-LD	LPTV Station
		WTNO-LP	Class A Station
Ft. Myers - Naples, FL	51	WGPS-LD	LPTV Station
Memphis, TN	53	KPMF-LD	LPTV Station
		W15EA-D	Class A Station
		WPED-LD	LPTV Station
		WQEK-LD	LPTV Station
		WQEO-LD	LPTV Station
Buffalo, NY	54	WVTT-CD	Class A Station
		WWHC-LD	LPTV Station
Richmond - Petersburg, VA	55	WFWG-LD	LPTV Station
		WUDW-LD	LPTV Station
		WWBK-LD	LPTV Station
Mobile, AL - Pensacola, FL	56	WEDS-LD	LPTV Station
		WWBH-LP	LPTV Station
Fresno - Visalia, CA	57	K17JI-D	Class A Station
		KZMM-CD	Class A Station
Tulsa, OK	60	KUOC-LD	LPTV Station
		KZLL-LD	LPTV Station
Little Rock - Pine Bluff, AR	61	K23OW-D	LPTV Station
		KENH-LD	LPTV Station
		KWMO-LD	LPTV Station
Flint - Saginaw - Bay City, MI	67	W35DQ-D	LPTV Station
		WFFC-LD	LPTV Station
Des Moines - Ames, IA	69	KAJR-LD	LPTV Station
		KCYM-LD	LPTV Station
		KRPG-LD	LPTV Station
Wichita - Hutchinson, KS	71	KFVT-LD	LPTV Station
Omaha, NE	73	KAJS-LD	LPTV Station
		KQMK-LD	LPTV Station
Springfield, MO	74	KCNH-LD	LPTV Station
		KFKY-LD	LPTV Station
Charleston - Huntington, WV	76	WOCW-LD	LPTV Station
Huntsville - Decatur - Florence, AL	77	W34EY-D	Class A Station
Madison, WI	79	W23BW-D	Class A Station
		WZCK-LD	LPTV Station
Rochester, NY	80	WGCE-CD	Class A Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	82	W29CI-D	Class A Station
Charleston, SC	83	WBSE-LD	LPTV Station
Waco - Temple - Bryan, TX	84	KAXW-LD	LPTV Station
		KZCZ-LD	LPTV Station
Shreveport, LA	86	K36MU-D	LPTV Station
Champaign - Springfield - Decatur, IL	87	W23EW-D	LPTV Station
		WCQA-LD	LPTV Station
		WEAE-LD	LPTV Station
Chattanooga, TN	89	WYHB-CD	Class A Station
Savannah, GA	90	WDID-LD	LPTV Station
		WUET-LD	LPTV Station
Cedar Rapids - Waterloo - Iowa City, IA	91	K17MH-D	LPTV Station
		KFKZ-LD	LPTV Station
Harlingen - Weslaco - Brownsville - McAllen, TX	92	KAZH-LP	LPTV Station
		KNWS-LD	LPTV Station

		KRZG-CD	Class A Station
Baton Rouge, LA	93	K27NB-D	LPTV Station
		K29LR-D	LPTV Station
South Bend - Elkhart, IN	96	KPDS-LD	LPTV Station
Ft. Smith - Fayetteville - Springdale - Rogers, AR	98	KAJL-LD	LPTV Station
		KFLU-LD	LPTV Station
Greenville - New Bern - Washington, NC	100	W35DW-D	LPTV Station
Boise, ID	103	K17ED-D	LPTV Station
		K31FD-D	Class A Station
		KBKI-LD	LPTV Station
		KFLL-LD	LPTV Station
Reno, NV	104	K07AAI-D	LPTV Station
Evansville, IN	105	WDLH-LD	LPTV Station
		WEIN-LD	LPTV Station
		WELW-LD	LPTV Station
Tallahassee, FL - Thomasville, GA	107	W21EL-D	LPTV Station
Lincoln - Hastings - Kearney, NE	108	KIUA-LD	LPTV Station
Ft. Wayne, IN	109	W25FH-D	LPTV Station
		W30EH-D	LPTV Station
		WCUH-LD	LPTV Station
		WFWC-CD	Class A Station
		WODP-LD	LPTV Station
Augusta, GA - Aiken, SC	110	WIEF-LD	LPTV Station
Tyler - Longview- Nacogdoches, TX	113	KBJE-LD	LPTV Station
		KCEB	Full-Power Station
		KDKJ-LD	LPTV Station
		KKPD-LD	LPTV Station
		KPKN-LD	LPTV Station
Eugene, OR	116	K06QR-D	LPTV Station
		KORY-CD	Class A Station
Yakima - Pasco - Richland - Kennewick, WA	118	K28QK-D	LPTV Station
		K33EJ-D	Class A Station
Fargo - Valley City, ND	119	K15MR-D	LPTV Station
Lafayette, LA	120	K21OM-D	LPTV Station
Macon, GA	121	W28EU-D	LPTV Station
		WJDO-LD	LPTV Station
Peoria - Bloomington, IL	122	W27EQ-D	LPTV Station
Santa Barbara - San Luis Obispo, CA	123	KDFS-CD	Class A Station
		KLDF-CD	Class A Station
		KQMM-CD	Class A Station
		KSBO-CD	Class A Station
		KVMM-CD	Class A Station
		KZDF-LD	LPTV Station
Montgomery - Selma, AL	125	WDSF-LD	LPTV Station
		WQAP-LD	LPTV Station
Bakersfield, CA	126	KTLD-CD	Class A Station
		KXBF-LD	LPTV Station
Wilmington, NC	127	WQDH-LD	LPTV Station
La Crosse - Eau Claire, WI	128	W23FC-D	LPTV Station
Columbus, GA - Opelika - Auburn, AL	129	W29FD-D	LPTV Station
		W31EU-D	LPTV Station
Corpus Christi, TX	130	K21OC-D	LPTV Station
		K32OC-D	LPTV Station
		KCCX-LD	LPTV Station
		KYDF-LD	LPTV Station
Amarillo, TX	134	KAUO-LD	LPTV Station
		KLKW-LD	LPTV Station

Palm Springs, CA	140	K21DO-D	Class A Station
Lubbock, TX	141	K32OV-D	LPTV Station
		KNKC-LD	LPTV Station
Topeka, KS	146	K35KX-D	LPTV Station
Joplin, MO - Pittsburg, KS	153	KPJO-LD	LPTV Station
		KRLJ-LD	LPTV Station
Biloxi-Gulfport, MS	155	W33EG-D	LPTV Station
Quincy, IL - Hannibal, MO - Keokuk, IA	173	WVDM-LD	LPTV Station
Jackson, TN	175	WYJJ-LD	LPTV Station
Bowling Green, KY	179	WCZU-LD	LPTV Station
		WKUT-LD	LPTV Station
Puerto Rico	NA	W20EJ-D	LPTV Station
		W27DZ-D	LPTV Station
		WOST	Full-Power Station
		WQQZ-CD	Class A Station
		WWKQ-LD	LPTV Station
(a) Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States as estimated by Nielsen Media Research as of December 31, 2021.

Broadcast Operations

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

Revenues

Broadcasting generates broadcast station revenue and network advertising revenue from its operations. Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the related ad sales. In a typical broadcast station revenue agreement, the owner of a station makes available, for a fee, airtime on a station subchannel to a third party. The third party broadcasts during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract. The fees charged can be fixed or variable and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and are recognized as revenue when the subsequent usage occurs.

Network advertising revenue is generated primarily from the sale of television airtime for advertisements or paid programming. Network advertising inventory is sold in the upfront and scatter markets and is offered at market rates, based on a number of factors such as available inventory, network programming and ratings, and economic conditions. In the upfront market, advertisers buy advertising time for the upcoming season. In the scatter market, advertisers buy advertising time close to when the commercials will be run and varies quarter over quarter. In some cases, the network advertising sales are subject to impressions guarantees that require the Broadcasting to provide additional advertising time if the guaranteed audience levels are not achieved. Network advertising revenue is recognized when advertising spots are aired, and as impression guarantees, if any, are achieved. Impressions are defined as the number of times that an advertisement is viewed by users. The achievement of performance guarantees is based on audience viewership from an independent research company. If there is a guarantee to deliver a targeted audience number of impressions, revenues are recognized based on the proportion of the audience impressions delivered to the total guaranteed in the contract.

For the local inventory, Broadcasting sells national spot advertising and local advertising. National spot advertising represents time sold to advertisers that advertise in more than one DMA. Local advertising revenue is generated from local merchants and service providers. National and local advertising spots are generally sold without guaranteed ratings, and revenue is recognized when spots are aired.

Network distribution revenue consists of fees charged and payments received from cable, satellite and other multiple video program distribution (“MVPD”) systems for their retransmission of our network content. Broadcasting’s network is aired on MVPDs pursuant to multi-year carriage agreements that provide for the level of carriage that the Company’s network will receive. Carriage of the network is generally determined by package, such as whether the network is included in the more widely distributed, general entertainment packages offered or lesser-distributed, specialized packages, such as U.S. Hispanic-targeted or Spanish language package. Network distribution revenue is determined on the contractual rate-per-subscriber negotiated in the agreements, the average number of subscribers that receive content, and the market demand for the content that Broadcasting provides. Network distribution fees received from MVPDs are recognized as revenue in the period that services are provided.

Strategy

Broadcasting’s strategy includes the following initiatives:

•Broadcasting is principally designed to be a nationwide OTA distribution platform, targeting the growing number of OTA households in the U.S.;

•Broadcasting's vision is to capitalize on the opportunities to bring valuable content to more viewers over-the-air and to position itself for the changing media landscape and to take advantage of the technology advances rapidly underway in the industry;
•As of December 31, 2021, 232 operating stations are connected to Broadcasting's cloud-based IP backbone and can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. In 2018, FCC deregulation in TV broadcasting eliminated the need for full time employees and studio facilities in markets where Broadcasting operates Full-Power and Class A stations, thus allowing Broadcasting to operate these stations remotely at greater cost efficiency;
•Broadcasting's major focus is to attract the highest quality content providers looking for nationwide distribution. With its national footprint and cloud-based infrastructure, Broadcasting also expects to realize premium pricing for content distribution;
•Broadcasting's growing revenue source is from providing national carriage to content providers. Carriage contracts pricing is in part determined by the signal contour of the broadcast station and the number of OTA TV households in a given market, as well as market supply and demand; and,
•As an anchor network tenant, Azteca America is distributed on the Broadcasting platform in 60+ markets.

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

Employees

As of December 31, 2021, Broadcasting employed approximately 55 people across the U.S.

See Note 17. Operating Segment and Related Information for additional detail regarding our Segment's operations and financial information.

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

The information required by this item relating to our executive officers, directors and code of conduct is set forth in Item 10. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2022 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

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

Risks Related to Our Businesses

•The ability of our subsidiaries to make distributions, our principal source of revenue
•Our levels of indebtedness, financing arrangements and other obligations
•Restrictive covenants in our debt and preferred stock instruments
•Ability to meet working capital requirements
•Dependence on key personnel and ability to attract and retain skilled personnel
•Impact of supply chain delays and disruptions
•Impact of inflationary pressures
•Constraints in the labor market and increases in labor costs
•Any identified material weaknesses in our internal controls
•Foreign exchange rate volatility
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

Risks Related to the Infrastructure segment

•Unpredictability in timing of DBMG’s construction contracts and payments thereunder
•Impact of construction contract pricing terms, including fixed-price and cost-plus pricing
•Termination or cancellation of construction projects
•Increased concentration of construction projects in backlog
•Ability to realize revenue value reported in backlog
•Ability to meet contractual schedule or performance requirements
•Modification or termination of government contracts
•Reliability of subcontractors and third-party vendors
•Volatility in the supply and demand for steel and steel components
•Dependability of steel component suppliers
•Intense competition in construction markets
•Ability of customers to receive applicable regulatory and environmental approvals
•Impact of failure to obtain or maintain required licenses
•Impact of bonding and letter of credit capacity
•Variability in liquidity over time
•Exposure to professional liability, product liability, warranty and other claims
•Impact of environmental compliance costs
•Labor disruptions that would interfere with operations
•Ability to maintain safe work environment

Risks related to the Life Sciences segment

•Significant fluctuations in Pansend's operating results
•High levels of competition in the life sciences space
•Reliance on third parties for sales, marketing, manufacturing and/or distribution
•Limited current and historical operating revenue
•Impact of a failure to obtain or maintain necessary FDA (or foreign equivalent) clearances and approvals
•Risks associated with the misuse by customers, physicians and technicians of Pansend's products
•Pansend's limited manufacturing experience
•Competition for skilled technical professional personnel
•Obsolescence of Pansend's products
•Ability of Pansend to effectively protect its intellectual property and the impact of a failure to do so
•Patient satisfaction with R2's procedures
•Impact of third party intellectual property infringement claims

Risks related to the Spectrum segment

•Effectiveness of our operations in a highly competitive market
•Impact of FCC regulations, including with respect to broadcasting licenses, or Congressional legislation

Risk Factors

The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating the business of the Company and its subsidiaries. A wide range of events and circumstances could materially affect our overall performance, the performance of particular businesses and our results of operations, and therefore, an investment in us is subject to risks and uncertainties. In addition to the important factors affecting specific business operations and the financial results of those operations identified elsewhere in this Annual Report on Form 10-K, the following important factors, among others, could adversely affect our operations. While each risk is described separately below, some of these risks are interrelated, and it is possible that certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, could also potentially impair our overall performance, the performance of particular businesses and our results of operations. These risk factors may be amended, supplemented or superseded from time to time in filings and reports that we file with the SEC in the future.

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

We are monitoring and continue to assess the ongoing effects of the COVID-19 pandemic on our businesses and operations. We operate in a number of industries and geographies that have been and are expected to continue to be impacted materially by the COVID-19 pandemic. The scope of the effects of the COVID-19 pandemic and its related economic impact on our businesses depends on many factors beyond our control. While the full extent to which the COVID-19 pandemic may adversely impact our results is uncertain, the adverse impact of the COVID-19 pandemic may be material to our businesses.

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

Many governments have implemented policies intended to stop or slow the further spread of COVID-19, such as shelter-in-place orders, travel bans, declarations of states of emergency, business closures, manufacturing and other commercial restrictions and closure of schools and non-essential businesses. While many countries have begun lifting restrictions, there could be additional restrictions enacted in the future in response to changes in the ongoing pandemic.

COVID-19 has continued to cause supply chain challenges related to labor shortages and supply chain disruptions, which may create significant delays in our ability to complete projects or deliver products. The receipt of material from impacted areas has been slowed or disrupted and our suppliers are expected to face similar challenges in fulfilling orders. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other economic factors continue to persist worldwide due to COVID-19 and worldwide supply impacts as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. In addition, in the United States, trucking costs have risen dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations. These changes, as well as COVID-19 related state and local restrictions on domestic trucking and the operation of distribution centers, may disrupt our supply chain, which may result in a delay in the completion of our projects and cause us to incur significant additional costs. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on our results of operations or financial condition.

The Company’s top priority has been to protect our employees and their families, and those of the Company’s customers. The Company is taking precautionary measures as directed by health authorities and local governments, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect personnel and customers, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations. We may take further action as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our operations. As the vaccine rollout has commenced, certain employees have begun to return to the office, either full-time or part-time. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, including any new strains of the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

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

Infrastructure Segment

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19, such as social distancing and shelter-in-place directives, have impacted, and will continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may experience delays or suspensions of projects. During the years ended December 31, 2021 and 2020, $8.6 million and $19.4 million of COVID-19 related expenses were incurred, respectively. The majority of these expenses related to payroll costs for safety and cleaning procedures in DBMG's shops and in the field, and personal protective equipment for employees. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. This could cause the timing of revenue to be delayed and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact DBMG’s results of operations, cash flows or financial condition.

Life Sciences Segment

Our Life Sciences segment may be adversely disrupted by the effects of the COVID-19 pandemic. For example, requirements to implement COVID-19 operational measures at clinical trial sites may result in clinical studies in some locations being delayed. Such delays may slow progress towards regulatory clearances and approval of our products in the U.S. and globally. In addition, stay-in-place orders of governmental authorities have impacted the ability of our employees to continue to conduct research and development activities despite our work-from-home policies. Disruptions in the availability of semiconductors, our labor force and in the labor force of our suppliers may also lead to delays in our manufacturing scale up, which in turn could result in delays in our product launch plans and ultimate customer adoption of our products. In the event that we are unable to achieve anticipated regulatory clearances or commence certain clinical trials in a timely manner due to the ongoing pandemic, we could fail to achieve the final milestones under our stock purchase agreements with Huadong Medicine Company Limited (“Huadong”) which in turn could result in Huadong determining not to purchase the final $15.0 million of preferred stock for MediBeacon, and our inability to continue our operations.

The ultimate impact of the COVID-19 pandemic on the business operations of our Life Sciences segment is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain or address its impact in the short and long term, among others.

Spectrum Segment

Our Spectrum segment has been, and may continue to be, impacted by the COVID-19 pandemic in several ways. Spectrum is dependent on advertising revenue, and, earlier in the pandemic, numerous advertisers reduced or suspended their purchase of television advertising time, primarily due to the cessation of local consumer business activity mandated by state governors, much of which has subsided. Many of the top industries that are heavy television advertisers suffered earlier in the pandemic from these business shut downs, including the significant industry sectors relating to travel, entertainment and theme parks, auto sales, all consumer retail, casual dining and quick serve restaurants. We may also be indirectly impacted by the slow-down in television advertising by our spectrum lease clients. These clients pay us lease fees to air their programming on our television stations, and many of them rely on advertising revenue from those television stations to pay such spectrum lease fees. Losses in our clients’ advertising revenue could expose us to consequential loss of broadcast station revenue.

Risks Related to Our Businesses

INNOVATE is a holding company and its only material assets are its cash on hand, equity interests in its operating subsidiaries and its other investments. As a result, INNOVATE’s principal source of revenue and cash flow is distributions from its subsidiaries and its subsidiaries may be limited by law and by contract in making distributions to INNOVATE.

As a holding company, INNOVATE's assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2021, we had $22.0 million in cash and cash equivalents at the corporate level at INNOVATE.

INNOVATE’s principal source of revenue and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $330.0 million in aggregate principal amount of 8.50% Senior Secured Notes due 2026 (the "Secured Notes"), $3.2 million aggregate principal amount of 7.50% convertible senior notes due 2022 (the "2022 Convertible Notes"), $51.8 million aggregate principal of 7.50% convertible senior notes due 2026 (the "2026 Convertible Notes", and, together with the 2022 Convertible Notes, the "Convertible Notes"), and $15.0 million secured revolving credit agreement (the “Revolving Credit Agreement”), of which $5.0 million was drawn as of December 31, 2021, and to finance future acquisitions, is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to INNOVATE. INNOVATE’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by INNOVATE, they have no obligation to make any funds available to INNOVATE, whether in the form of loans, dividends, distributions or otherwise. The ability of INNOVATE’s subsidiaries to distribute cash to it is and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, DBMG is a borrower under credit facilities that restrict their ability to make distributions or loans to INNOVATE. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to INNOVATE. For additional information, See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of INNOVATE’s subsidiaries to distribute dividends or other payments to INNOVATE could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited. In addition, if INNOVATE depends on distributions and loans from its subsidiaries to make payments on INNOVATE’s debt, and if such subsidiaries were unable to distribute or loan money to INNOVATE, INNOVATE could default on its debt, which would permit the holders of such debt to accelerate the maturity of the debt which may also accelerate the maturity of other debt of ours with cross-default or cross-acceleration provisions.

To service our indebtedness and other obligations, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under our outstanding indebtedness, and our obligations under our outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries' indebtedness, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 9. Debt Obligations, of the "Notes to Consolidated Financial Statements."

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

The agreements governing our indebtedness and Certificates of Designation for our outstanding shares of preferred stock contain various covenants that limit our discretion in the operation of our business and/or require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

The agreements governing our indebtedness and the Certificates of Designation for our outstanding shares of preferred stock contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our businesses.

The indentures governing our outstanding senior secured notes and convertible notes contain, and any future indentures may contain various covenants, including those that restrict our ability to, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

The debt facilities at our subsidiaries contain similar covenants applicable to each respective subsidiary. These covenants may limit our ability to effectively operate our businesses. For example, DBMG has an indemnity agreement with its surety bond provider that also contains covenants on retention of capital requirements for DBMG, which may limit the amount of dividends DBMG may pay to its stockholders.

In addition, the indenture governing our 2026 Senior Secured Notes dated February 1, 2021, by and among INNOVATE, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the "Secured Indenture") requires that we meet certain financial tests, including a collateral coverage ratio and minimum liquidity test. Our ability to satisfy these tests may be affected by factors and events beyond our control, and we may be unable to meet such tests in the future.

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

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2021, our total outstanding indebtedness was $630.8 million and the accrued value of our outstanding preferred stock has a combined redemption value of $16.1 million with a current fair value as of December 31, 2021 of $18.8 million. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

•increased vulnerability to general adverse economic and industry conditions;
•higher interest expense if interest rates increase on our floating rate borrowings are not effective to mitigate the effects of these increases;
•our Secured Notes are secured by substantially all of INNOVATE’s assets and those of certain of INNOVATE’s subsidiaries that have guaranteed the Secured Notes, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;
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

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating business, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net loss attributable to INNOVATE of $227.5 million in 2021 and net loss attributable to INNOVATE of $92.0 million in 2020, and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. We recognized cash flow uses from continuing operating activities of $6.5 million in 2021 and $55.2 million in 2020.

We are dependent on Wayne Barr, Jr., our President and Chief Executive Officer, and certain other key personnel, the loss or distraction of whom may adversely affect our financial condition or results of operations.

We believe that the future success of INNOVATE and its operating subsidiaries depends and will depend to a significant extent upon the performance of Wayne Barr, Jr., our President and Chief Executive Officer ("CEO"), who has served as a director of INNOVATE since January 2014, as Lead Director during March 2020, as interim CEO from June 2020 to November 2020 and as President and CEO of INNOVATE since November 2020, as well as the services of other key personnel at INNOVATE and its operating subsidiaries, which may consist of a relatively small number of individuals that possess sales, marketing, engineering, financial, technical and other skills that are critical to the operation of our businesses. The executive management teams that lead our subsidiaries are also highly experienced and possess extensive skills in their relevant industries. The ability to retain key personnel is important to our success and future growth. Competition for these professionals can be intense, and we may not be able to retain and motivate our existing officers and senior employees, and continue to compensate such individuals competitively. The unexpected loss of the services of one or more of these individuals, whether due to competition, distraction caused by personal matters or otherwise, could have a detrimental effect on the financial condition or results of operations of our businesses, and could hinder the ability of such businesses to effectively compete in the various industries in which we operate.

We and our subsidiaries may not be able to attract and/or retain additional skilled personnel.

We may not be able to attract new personnel, including management and technical and sales personnel, necessary for future growth, or replace lost personnel. In particular, the activities of some of our operating subsidiaries require personnel with highly specialized skills. Competition for the best personnel in our businesses can be intense. Our financial condition and results of operations could be materially adversely affected if we are unable to attract and/or retain qualified personnel.

We may identify material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2021 and 2020, management concluded that our internal control over financial reporting was effective.

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

Prolonged inflation could result in higher costs and decreased margins and earnings.

A majority of our products are manufactured and sold inside of the United States, which increases our exposure to, among other things, domestic inflation and fuel price increases. Recent inflationary pressures have resulted in increased interest rates, fuel, wages, freight and container expenses and other costs which, if they continue for a prolonged period, may adversely affect our results of operations. If our costs remain subject to continuing significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operation.

Overall tightening of the labor market increases in labor costs or any possible labor unrest may adversely affect our business and results of operations.

Our business requires a substantial number of personnel. Any failure to retain stable and dedicated labor by us may lead to disruption to our business operations. Although we have not experienced any labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. We have experienced, and expect to continue to experience, increases in labor costs due to increases in salary and wages, social benefits and employee headcount. We compete with other companies in our industry and other labor-intensive industries for labor, and we may not be able to offer competitive remuneration and benefits compared to them. If we are unable to manage and control our labor costs, our business, financial condition and results of operations may be materially and adversely affected.

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

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed below in the risk factors related to the Infrastructure, Life Sciences and Spectrum segments.

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

The efficient operation of our businesses is dependent on computer hardware and software systems. For instance, INNOVATE and its subsidiaries rely on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, track costs and operations, maintain client relationships and accumulate financial results. Information technology security threats - from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data - are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. Cybersecurity attacks could also include attacks targeting sensitive data or the security, integrity and/or reliability of the hardware and software installed in products we use. We treat such cybersecurity risks seriously given these threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We devote resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and we have implemented certain review and approval procedures internally and with our banks; and have implemented system-wide changes. Despite our implementation of industry-accepted security measures and technology, our information systems are vulnerable to and have been in the past subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Although to date, such attacks have not had a material impact on our financial condition, results of operations or liquidity, there can be no assurance that our cyber-security measures and technology will adequately protect us from these and other risks, including internal and external risks such as natural disasters and power outages and internal risks such as insecure coding and human error. Attacks perpetrated against our information systems could result in loss of assets and critical information, theft of intellectual property or inappropriate disclosure of confidential information and could expose us to remediation costs and reputational damage. In addition, the unexpected or sustained unavailability of the information systems or the failure of these systems to perform as anticipated for any reason, including cyber-security attacks and other intentional hacking, could subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers’ information and could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, sensitive data being lost or manipulated and could otherwise disrupt our businesses and result in decreased performance, operational difficulties and increased costs, any of which could adversely affect our business, results of operations, financial condition or liquidity.

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

As of December 31, 2021, we had approximately $164.5 million of federal net operating loss carryforwards (“NOLs”) and $223.2 million of Code Section 163(j) interest limitation carryforwards available to offset our future taxable income, which NOLs will begin to expire in 2034. Pursuant to the Code Sections 382 and 383, use of our NOLs and certain other tax attributes may be limited by an “ownership change” within the meaning of Code Section 382 and applicable Treasury Regulations. If a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of a corporation’s stock owned by certain “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income or taxes may be limited.

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

As a result of our common stock offering in November 2015 and our purchase of GrayWolf in November 2018, we triggered additional ownership changes at GrayWolf, imposing additional limitations on the use of the acquired NOL carryforward amounts. The ownership changes may impact the timing of our ability to use these losses. There can be no assurance that future ownership changes would not further negatively impact our NOL carryforward amounts because any future annual Section 382 limitation will ultimately depend on the value of our equity as determined for these purposes and the amount of unrealized gains immediately prior to such ownership change.

We may be required to restate certain of our financial statements in the future, which may lead to additional risks and uncertainties, including stockholder litigation and loss of investor confidence.

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

While we have adopted a code of ethics applicable to our officers and directors reasonably designed to promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, we have neither adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any transaction to which we are a party or in which we have an interest nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have in the past engaged in transactions in which such persons have an interest (for example, the 2021 sale of CIG to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company) and, subject to the terms of any applicable covenants in financing arrangements or other agreements we may enter into from time to time, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the recent outbreak of armed conflict in Ukraine, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

Climate change may have an impact on our business.

While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate change-related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have historically experienced, and are projected to continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

We are subject to risks associated with our international operations.

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•political conditions and events, including embargo;
•changing regulatory environments;
•outbreaks of pandemic diseases, including new COVID-19 variants, or fear of such outbreaks;
•inflationary pressures;
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

In the ordinary course of our business, we evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or that no longer fit with our broader strategy, such as the dispositions of our Clean Energy and Insurance segments in 2021 or the acquisition of Banker Steel by our Infrastructure segment in 2021. When we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

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

We also own a minority interest in a number of entities, such as MediBeacon and Triple Ring Technologies, Inc., over which we do not exercise, or have only limited, management control, and we are, therefore, unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future, which may increase our indebtedness or reduce the amount of our available cash and could adversely affect our financial condition, results of operations and liquidity.

We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transactions we complete in the future. These costs may increase our indebtedness or reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs associated with any such acquisitions will not exceed our estimates. Once an acquisition is consummated, we may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of INNOVATE and our subsidiaries' acquisitions in fiscal quarters subsequent to the quarter in which such investments and acquisitions were consummated.

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

Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and the relevant partners.

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

As of December 31, 2021, INNOVATE has 79,225,964 issued and 77,836,748 outstanding shares of its common stock, and 16,125 shares of Series A-3 and Series A-4 preferred stock issued and outstanding. However, the Certificate of Incorporation authorizes our board of directors (the "INNOVATE Board of Directors"), from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

The conversion of some or all of INNOVATE's Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the market price of our common stock.

Future sales of substantial amounts of our common stock by holders of our preferred stock or other significant stockholders may adversely affect the market price of our common stock.

As of December 31, 2021, the holders of our outstanding preferred stock had certain rights to convert their Preferred Stock into approximately 3.6 million shares of our common stock.

Pursuant to a second amended and restated registration rights agreement, dated January 5, 2015, entered into in connection with the issuance of the preferred stock (the "Registration Rights Agreement"), we have granted registration rights to the purchasers of our preferred stock and certain of their transferees with respect to INNOVATE common stock held by them and common stock underlying the preferred stock. This Registration Rights Agreement allows these holders, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. Furthermore, the shares of our common stock held by these holders, as well as other significant stockholders, may be sold into the public market under Rule 144 of the Securities Act of 1933, as amended.

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

Our recently reconstituted Board and change in executive management may not result in growth of our business or enhance stockholder value.

Our executive management team is critical to the overall management of the Company and also plays a key role in maintaining our culture and setting our strategic direction. Changes in our executive management team and composition of the Board beginning in mid-2020, and any related speculation and uncertainty regarding our future business strategy and direction, may cause or result in: disruption of our business and operations; difficulty recruiting, hiring, motivating and retaining talented and skilled personnel; departures of other members of management; increased stock price volatility; and difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions. On May 14, 2020, the Company announced a settlement agreement with MG Capital Management, Ltd. to reconstitute the Board as a result of ongoing engagement with stockholders. On June 11, 2020, the Company announced that the Board had appointed Wayne Barr, Jr. as interim Chief Executive Officer. On November 30, 2020 the Company announced that the Board appointed Mr. Barr as permanent Chief Executive Officer effective as of November 25, 2020.

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

DBMG may be exposed to additional risks as it obtains new significant awards and executes its backlog, including greater backlog concentration in fewer projects, potential cost overruns and increasing requirements for letters of credit, and inability to fully realize the revenue value reported in its backlog, a substantial portion of which is attributable to a relatively small number of large contracts or other commitments, each of which could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition.

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. At December 31, 2021, DBMG's backlog was $1,580.9 million, consisting of $1,439.0 million under contracts or purchase orders and $141.9 million under letters of intent or notices to proceed. Approximately $868.6 million, representing 54.9% of DBMG’s backlog at December 31, 2021, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted, and backlog could decrease substantially if one or more of these projects terminate or reduce their scope.

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

The prices of the steel and steel components that DBMG utilizes in the course of completing projects are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. For example, the recent armed conflict between Ukraine and Russia has resulted in significant uncertainty in the commodities markets. A prolonged conflict and any sanctions or import controls targeting the Russian oil and natural gas industries could lead to sustained increases in energy prices. Although DBMG may attempt to pass on certain of these increased costs to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, DBMG’s margins may be adversely impacted by such cost increases.

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

The regulatory permitting process for DBMG’s projects requires significant investments of time and money by DBMG’s customers and DBMG. There are no assurances that DBMG’s customers or DBMG will obtain the necessary permits for these projects. Applications for permits may be opposed by governmental entities, individuals or special interest groups, resulting in delays and possible non-issuance of the permits.

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

A portion of DBMG’s employees are represented by labor unions, and 27% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, at which time they will be renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

Risks Related to the Life Sciences segment

Pansend’s operating results may fluctuate significantly, which makes its future operating results difficult to predict and could cause its operating results to fall below expectations.

Pansend’s quarterly and annual operating results may fluctuate significantly, which makes it difficult for Pansend to predict its future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of Pansend’s control and may be difficult to predict, including:
•the timing and cost of, and level of investment in, research, development, and commercialization activities relating to Pansend’s product and product candidates, which may change from time to time;
•the timing of receipt of approvals or clearances for Pansend’s product candidates from regulatory authorities in the U.S. or internationally;
•the timing and status of enrollment for Pansend’s clinical trials;
•coverage and reimbursement policies with respect to Pansend’s product and product candidates, including the degree to which treatments using its products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with its products;
•the cost of manufacturing Pansend’s product, as well as building out its supply chain, which may vary depending on the quantity of
•production and the terms of Pansend’s agreements with manufacturers;
•expenditures that Pansend may incur to acquire, develop or commercialize additional product candidates and technologies;
•the level of demand for Pansend’s product and any product candidates, if approved or cleared, which may vary significantly over time;
•litigation, including patent, employment, securities class action, stockholder derivative, general commercial, and other lawsuits; and
•the timing and success or failure of nonclinical studies and clinical trials for Pansend’s product candidates or competing product candidates, or any other change in the competitive landscape of the life sciences industry, including consolidation among Pansend’s competitors or partners.

Pansend operates in a highly competitive market, and may face competition from large, well-established medical technology, device and product manufacturers with significant resources, and may not be able to compete effectively.

The medical technology, medical device, biotechnology, and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Pansend faces competition from a number of sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies, and academic and research institutions. Pansend may find itself in competition with companies that have competitive advantages over us, such as:
•significantly greater name recognition;
•established relations with healthcare professionals, customers, and third-party payers; greater efficacy or better safety profiles;
•established distribution networks;
•additional lines of products, and the ability to offer rebates, higher discounts, or incentives to gain a competitive advantage;
•greater experience in obtaining patents and regulatory approvals for product candidates and other resources;
•greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and
•greater financial and human resources for product development, sales and marketing, and patent litigation.

Pansend may also face increased competition in the future as new companies enter Pansend’s markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. While Pansend will seek to expand its technological capabilities to remain competitive, research and development by others may render its technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. In addition, certain of Pansend’s product candidates may compete with other dermatological products, including over the counter (OTC) treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Even if a generic product or an OTC product is less effective than Pansend’s product candidates, a less effective generic or OTC product may be more quickly adopted by physicians and patients than Pansend’s competing product candidates based upon cost or convenience. As a result, Pansend may not be able to compete effectively against current and potential future competitors or their devices and products.

Pansend may rely on third parties for its sales, marketing, manufacturing and/or distribution, and these third parties may not perform satisfactorily.

To be able to commercialize Pansend’s planned products, it may elect to internally develop aspects of sales, marketing, large-scale manufacturing, or distribution, or it may elect to utilize third parties with respect to one or more of these items. Pansend’s reliance on these third parties may reduce its control over these activities however, reliance on third parties does not relieve Pansend of its responsibility to ensure compliance with all required legal, regulatory, and scientific standards. These third parties may be adversely impacted by COVID-19 which could affect their ability to perform satisfactorily. Any failure of these third parties to perform satisfactorily and in compliance with relevant laws and regulations could lead to delays in the development of Pansend’s planned products, including delays in its clinical trials, or failure to obtain regulatory approval for its planned products, or failure to successfully commercialize its planned products or other future products. Some of these events could be the basis for FDA or other regulatory action, including injunction, recall, seizure, or total or partial suspension of production.

Pansend currently has limited product revenue and may never become profitable.

To date, Pansend has generated limited revenue and has historically relied on financing from the sale of equity securities to fund its operations. We expect that Pansend’s future financial results will depend primarily on its success in launching, selling, and supporting its therapies and treatments, including R2’s Glacial systems or other products based on Pansend’s technology. Pansend expects to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with Pansend’s capital raising efforts. Pansend is expected to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. Pansend is incurring significant operating losses, it is expected to continue to incur additional losses for the foreseeable future, and we cannot assure you that it will generate revenue or be profitable in the future. There are no assurances that Pansend’s future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of Pansend’s technology, which may include licensing, Pansend may never recover its research and development expenses. Investment in medical technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy or clinical utility. Investors should evaluate an investment in Pansend in light of the uncertainties encountered by developing medical technology companies in a competitive environment. There can be no assurance that Pansend’s efforts will be successful or that it will ultimately be able to achieve profitability. Even if Pansend achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

Pansend’s failure to obtain or maintain necessary FDA clearances and approvals, or to maintain continued clearances, or equivalents thereof in the U.S. and relevant foreign markets, could hurt its ability to distribute and market its products.

In both Pansend’s U.S. and foreign markets, Pansend is affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the U.S. and at analogous levels of government in foreign jurisdictions. In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of Pansend’s products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA and the FTC, State Attorneys General in the U.S., as well as by various other federal, state, local and international regulatory authorities in the countries in which Pansend’s products are manufactured, distributed or sold. If Pansend or its manufacturers fail to comply with those regulations, Pansend could become subject to significant penalties or claims, which could harm its results of operations or its ability to conduct its business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of its products, resulting in significant loss of net sales. Pansend’s failure to comply with federal or state regulations, or with regulations in foreign markets that cover its product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Each medical device that Pansend wishes to market in the U.S. must first receive either 510(k) clearance or PMA from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The PMA process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect Pansend’s revenues and profitability. Although R2 has obtained 510(k) clearances for its GlacialRx system for use in the removal of benign lesions of the skin, such as those caused by aging, sun damage and/or genetics, these approvals and clearances may be subject to revocation if post- marketing data demonstrates safety issues or lack of effectiveness. Many medical devices, such as medical lasers, are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

The medical device industry is now experiencing greater scrutiny and regulation by federal, state and foreign governmental authorities. Companies in the life sciences industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management. Such reviews and investigations may result in civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of warning letters, untitled letters, demands for recalls or the seizure of Pansend’s products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in Pansend’s incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on Pansend’s financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of Pansend’s business in the future. Additionally, federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of Pansend’s interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act, now known as Open Payments, requires Pansend to report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals, with the reported information made publicly available on a searchable website. Failure to comply with these legal and regulatory requirements could impact Pansend’s business, and it has had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact Pansend’s business and which could have a material adverse effect on its business, financial condition, and results of operations.

International regulatory approval processes may take more or less time than the FDA clearance or approval process. If Pansend fails to comply with applicable FDA and comparable non-U.S. regulatory requirements, it may not receive regulatory clearances or approvals or may be subject to FDA or comparable non-U.S. enforcement actions. Pansend may be unable to obtain future regulatory clearance or approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA clearance or approval process can take longer than anticipated due to requests for additional clinical data and changes in regulatory requirements. A failure or delay in obtaining necessary regulatory clearances or approvals would materially adversely affect Pansend’s business, financial condition, and results of operations. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on Pansend’s business.

Pansend’s customers, or physicians and technicians, as the case may be, may misuse certain of its products, and product liability lawsuits and other damages imposed on Pansend may have a material adverse impact on its business.

Pansend faces an inherent risk of product liability as a result of the marketing and sale of its products. For example, Pansend may be sued if its products cause or are perceived to cause injury or are found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or breach of warranty. Pansend’s products are highly complex, and some are used to treat delicate skin conditions on and near a patient's face. In addition, the clinical testing, manufacturing, marketing and use of certain of Pansend’s products and procedures may also expose Pansend to product liability, FDA regulatory and/or legal actions, or other claims. If a physician elects to apply an off-label use and the use leads to injury, Pansend may be involved in costly litigation. In addition, the fact that Pansend trains technicians whom it does not supervise in the use of the GlacialRx system during patient treatment may expose Pansend to third-party claims if it is accused of providing inadequate training. Pansend may also be subject to claims against it even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, Pansend relies on physicians in connection with the use of its products on patients. If these physicians are not properly trained or are negligent, the capabilities and safety features of Pansend’s products may be diminished or the patient may suffer critical injury. Pansend may also be subject to claims that are caused by the actions of Pansend’s suppliers, such as those who provide it with components and sub-assemblies. A product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action against Pansend and/or Pansend’s products including recall, and could have a material adverse effect upon Pansend’s business, financial condition and results of operations.

Pansend has limited experience in manufacturing its products in large-scale commercial quantities and may face manufacturing risks that may adversely affect its ability to manufacture products and could reduce its gross margins and negatively affect its business and operating results.

Pansend’s success depends, in part, on its ability to manufacture its current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. For example, R2's third-party contract manufacturer has a manufacturing facility located in Sunnyvale, California where they produce, package and warehouse the GlacialRx system. R2 also relies on a global third-party manufacturer for production of some of the components used in the GlacialRx System. If R2’s facility, or the facilities of its third-party contract manufacturers, suffer damage, or a force majeure event, this could materially impact R2’s ability to operate.

Pansend is also subject to other risks relating to its manufacturing capabilities, including:
•quality and reliability of components, sub-assemblies and materials that Pansend sources from third-party suppliers, who are required to meet Pansend’s quality specifications, some of whom are Pansend’s single-source suppliers for the products they supply;
•failure to secure raw materials, components and materials in a timely manner, in sufficient quantities or on commercially reasonable terms;
•inability to secure raw materials, components and materials of sufficient quality to meet the exacting needs of medical device manufacturing;
•failure to maintain compliance with quality system requirements or pass regulatory quality inspections;

•inability to increase production capacity or volumes to meet demand; and
•inability to design or modify production processes to enable Pansend to produce future products efficiently or implement changes in current products in response to design or regulatory requirements.

These risks could be exacerbated by Pansend’s limited experience as an entity with large-scale commercial manufacturing. As demand for Pansend’s products increases, Pansend will have to invest additional resources to purchase raw materials and components, sub-assemblies and materials, hire and train employees and enhance Pansend’s manufacturing processes. If Pansend fails to increase Pansend’s production capacity efficiently to meet demand for its products, it may not be able to fill customer orders on a timely basis, its sales may not increase in line with Pansend’s expectations and Pansend’s operating margins could fluctuate or decline. It may not be possible for Pansend to manufacture Pansend’s products at a cost or in quantities sufficient to make these products commercially viable or to maintain current operating margins, all of which could have a material adverse effect on Pansend’s business, financial condition and results of operations.

There is a limited talent pool of experienced professionals in the life sciences industry. If Pansend is not able to retain and recruit personnel with the requisite technical skills, it may be unable to successfully execute Pansend’s business strategy.

The specialized nature of Pansend’s industry results in an inherent scarcity of experienced personnel in the field. Pansend’s future success depends upon Pansend’s ability to attract and retain highly skilled personnel, including scientific, technical, commercial, business, regulatory and administrative personnel, necessary to support Pansend’s anticipated growth, develop Pansend’s business and perform certain contractual obligations. Given the scarcity of professionals with the scientific knowledge that Pansend requires and the competition for qualified personnel among life science businesses, Pansend may not succeed in attracting or retaining the personnel Pansend requires to continue and grow its operations.

Rapidly changing technology in life sciences could make the products Pansend is developing obsolete.

The life sciences industries are characterized by rapid and significant technological changes, frequent new product introductions and enhancements, and evolving industry standards. Pansend’s future success will depend on Pansend’s ability to continually develop and then improve the products that Pansend designs and to develop and introduce new products that address the evolving needs of Pansend’s customers on a timely and cost- effective basis. Pansend also will need to pursue new market opportunities that develop as a result of technological and scientific advances. These new market opportunities may be outside the scope of Pansend’s proven expertise or in areas which have unproven market demand. Any new products developed by Pansend may not be accepted in the intended markets. Pansend’s inability to gain market acceptance of new products could harm Pansend’s future operating results.

If Pansend is unable to effectively protect its intellectual property, it may not be able to operate its business and third parties may be able to use and profit from its technology, both of which would impair Pansend’s ability to be competitive.

Pansend’s success will be heavily dependent on its ability to obtain and maintain meaningful patent protection for Pansend’s technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which Pansend will operate is still evolving. The amount of ongoing protection for Pansend’s proprietary rights therefore is uncertain. Pansend will rely on patents to protect a significant part of Pansend’s intellectual property and to enhance Pansend’s competitive position. However, Pansend’s presently pending or future patent applications may be denied, and any patent previously issued to Pansend or Pansend’s subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In particular, R2 filed a patent application with the U.S. Patent and Trademark Office for a commercial patent that covers the GlacialRx System, U.S. Patent No. 9522031 through 2029, with additional issued patents or patent applications that, once allowed, will protect coverage through 2042. Furthermore, the patent protections Pansend has been granted may not be broad enough to prevent competitors from producing products similar to Pansend's. In addition, the laws of various foreign countries in which Pansend may compete, such as China, may not protect Pansend’s intellectual property to the same extent as the laws of the United States. If Pansend fails to obtain adequate patent protection for Pansend’s proprietary technology, Pansend’s ability to be commercially competitive will be materially impaired. In the ordinary course of business and as appropriate, Pansend intends to apply for additional patents covering both Pansend’s technologies and products, as it deems appropriate. Pansend’s existing patents and any future patents it obtains may not be sufficiently broad to prevent others from making use of technologies or developing competing products and technologies. In addition, because patent law is evolving in the life science industry, the patent positions of companies like ours are uncertain. As a result, the validity and enforceability of Pansend’s patents cannot be predicted with certainty.

R2's success depends upon patient satisfaction with its procedures.

R2’s procedures are elective aesthetic procedures, the cost of which must be borne by the patient and is not covered by or reimbursable through government or private health insurance. In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the procedures conducted using R2’s systems. The decision to undergo one of R2’s procedures is thus driven by patient demand, which may be influenced by a number of factors, such as:
•the success of R2’s sales and marketing programs;
•the extent to which R2’s physician customers recommend its procedures to their patients;
•the extent to which R2’s procedures satisfy patient expectations;
•R2’s ability to properly train its physician customers in the use of its systems so that their patients do not experience excessive discomfort during treatment or adverse side effects;
•the cost, safety, and effectiveness of R2’s systems versus other aesthetic treatments;

•consumer sentiment about the benefits and risks of aesthetic procedures generally and R2’s systems in particular;
•the success of any direct-to-consumer marketing efforts R2 may initiate; and
•general consumer confidence, which may be impacted by economic and political conditions outside of R2’s control.

R2’s financial performance will be negatively impacted in the event it cannot generate significant patient demand for procedures performed with its systems.

If third parties make claims of intellectual property infringement against Pansend, or otherwise seek to establish their intellectual property rights equal or superior to Pansend’s, it may have to spend time and money in response and potentially discontinue certain of Pansend’s operations.

While Pansend currently does not believe it to be the case, third parties may claim that Pansend is employing their proprietary technology without authorization or that Pansend is infringing on their patents. If such claims were made, Pansend could incur substantial costs coupled with diversion of Pansend’s management and key technical personnel in defending against these claims. Furthermore, parties making claims against Pansend may be able to obtain injunctive or other equitable relief which could effectively halt Pansend’s ability to further develop, commercialize and sell products. In the event of a successful claim of infringement, courts may order Pansend to pay damages and obtain one or more licenses from third parties. Pansend may not be able to obtain these licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any of these licenses could prevent Pansend from commercializing available products and have a material negative effect on Pansend’s business.

Risks related to the Spectrum segment

We may not be able to successfully integrate Broadcasting's recent acquisitions into our business, or realize the anticipated benefits of these acquisitions.

Following the completion of Broadcasting’s recent acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful.For example, prior to the completion of Broadcasting’s acquisition of Azteca America, we did not operate a Spanish-language broadcast network providing original content to the Hispanic audience in the United States. In addition, Broadcasting’s completed acquisitions and station builds expand Broadcasting's network to 238 operational stations and 8 silent stations. In addition, Spectrum owns approximately 19 additional construction permits, allowing for further build-out of coverage across the United States. This may add complexity to effectively overseeing, integrating and operating these assets.

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

Spectrum's broadcast stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet and radio. Broadcasting also faces competition from (i) local free over-the-air broadcast television and radio stations; (ii) telecommunication companies; (iii) cable and satellite system operators and cable networks; (iv) print media providers such as newspapers, direct mail and periodicals; (v) internet search engines, internet service providers, websites, and mobile applications; and (vi) other emerging technologies including mobile television. Some of Broadcasting's current and potential competitors have greater financial and other resources than Broadcasting does and so may be better placed to extend audience reach and expand programming. Many of Broadcasting’s competitors possess greater access to capital, and its financial resources may be relatively limited when contrasted with those of such competitors. If Broadcasting needs to obtain additional funding, Broadcasting may be unable to raise such capital or, if Broadcasting is able to obtain capital it may be on unfavorable terms. If Broadcasting is unable to obtain additional funding as and when needed, it could be forced to delay its development, marketing and expansion efforts and, if it continues to experience losses, potentially cease operations.

In addition, cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured increasing market share. Cable providers, direct broadcast satellite companies and telecommunication companies are developing new technology that allows them to transmit more channels on their existing equipment to highly targeted audiences, reducing the cost of creating channels and potentially leading to the division of the television industry into ever more specialized niche markets. The decreased cost of creating channels may also encourage new competitors to enter Broadcasting's markets and compete with us for advertising revenue. In addition, technologies that allow viewers to digitally record, store and play back television programming may decrease viewership of commercials as recorded by media measurement services and, as a result, lower Spectrum's advertising revenues. Furthermore, technological advancements and the resulting increase in programming alternatives, such as cable television, direct broadcast satellite systems, pay-per-view, home video and entertainment systems, video-on-demand, mobile video and the Internet have also created new types of competition to television broadcast stations and will increase competition for household audiences and advertisers. We cannot provide any assurances that we will remain competitive with these developing technologies and our inability to successfully respond to new and growing sources of competition in the broadcasting industry could have an adverse effect on Broadcasting's business, financial condition and results of operations.

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

Broadcasting Licenses are issued by, and subject to the jurisdiction of the FCC, pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; determine stations’ frequencies, locations and operating power; regulate some of the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act and other laws, including requirements affecting the content of broadcasts; and to impose penalties for violation of its regulations, including monetary forfeitures, short-term renewal of licenses and license revocation or denial of license renewals. Any of these actions imposed by the FCC could result in the loss of station licenses or assets.

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and Low Power Television ("LPTV") broadcast stations have expirations between 2022 and 2023; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company has 9 pending renewal applications at the end of 2021, and will have 97 applications due in 2022. Third parties may oppose license renewals. A station remains authorized to operate while its license renewal application is pending.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in New York, New York. We lease administrative, technical and sales office space in various locations in the countries in which we operate. DBMG is headquartered in Phoenix, Arizona; Broadcasting is headquartered in New York, New York. As of December 31, 2021, total leased space approximates 275,885 square feet. See Note 11. Leases for annual lease costs. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2022 and 2045. The operating leases expire at various times, with the longest commitment expiring in 2045. In addition, DBMG own operational facilities and sales offices throughout the United States totaling approximately 1,743,045 square feet. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, PTGi International Carrier Services Ltd. (“PTGi-ICS Ltd”), received notices from Her Majesty’s Revenue and Customs office in the U.K. (the "HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years. On February 15, 2022, the Upper Tribunal (Tax and Chancery) Chamber (the "Tax Tribunal") found in favor of PTGi-ICS Ltd. HMRC has acknowledged that it will not appeal the Tax Tribunal’s decision and it must pay reasonable legal fees incurred by PTGi-ICS Ltd. While repayment of the outstanding VAT payment is expected to be made soon, the Company shall separately pursue reimbursement of legal fees.

Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a putative stockholder class action and derivative complaint in the Delaware Court of Chancery (the "Court") against INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and certain of DBMG’s current and former officers and directors, including current and former INNOVATE officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with INNOVATE, the “INNOVATE Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that the Company, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to the Company. FVI challenges the following transactions: (i) DBMG’s payments to the Company from 2016–present pursuant to a Tax Sharing Agreement between DBMG and the Company; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by the Company; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting. On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: the Company’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants moved to dismiss the Amended Complaint on April 23, 2021. The Court heard argument on the motions to dismiss on January 21, 2022. Ruling from the bench, the Court granted Defendants’ motions to dismiss, in part. The Court dismissed all claims against all individual defendants other than Ronald Yagoda, including all claims against AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt. As to the two remaining defendants—INNOVATE Corp. and Ronald Yagoda—the Court dismissed all claims regarding (i) DBMG acting as a guarantor or providing collateral for loans taken on by the Company; (ii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iii) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting; and (iv) DBMG’s payments to the Company in 2016 and May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company. The Company believes the surviving claims in the FVI Amended Complaint relating to (i) DBMG’s payments to the Company after May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company and (ii) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial are without merit, and the Company intends to vigorously defend this litigation.

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Phillip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. Defendants moved to dismiss the amended complaint in its entirety on August 25, 2021, and the parties completed briefing on the motions to dismiss on November 10, 2021. The Court will hear argument on the motions to dismiss on March 29, 2022. The Company believes the allegations in the amended complaint are without merit and the INNOVATE-related defendants intend to move to dismiss the amended complaint. The Company intends to vigorously defend this litigation.

Separation from Philip A. Falcone
The Company has engaged in ongoing negotiations with Philip A. Falcone, the former Chairman, President and Chief Executive Officer of the Company, regarding his separation. On December 18, 2020, Mr. Falcone filed a demand for arbitration against the Company with the American Arbitration Association ("AAA"). The Company filed its Answering Statement and Counterclaims with the AAA on March 5, 2021. The Company contends that the claims in Mr. Falcone’s demand are without merit and that the Company has both factual and legal defenses. Mr. Falcone filed his Answer to the Company’s Counterclaims on March 19, 2021. The Company and Mr. Falcone mediated on July 14, 2021, and on July 19, 2021, both the Company and Mr. Falcone accepted the mediator’s proposal, and the Company has reserved for an amount consistent with the mediator’s proposal. The parties executed an agreement on January 31, 2022 memorializing the terms of their settlement. The Company paid the settlement amount in February 2022 in accordance with the agreement except for a portion of the amount that will be paid following court approval. The settlement reached was consistent with the amount accrued for.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

INNOVATE common stock trades on the NYSE under the ticker symbol "VATE".

Holders of Common Stock

As of December 31, 2021, INNOVATE had approximately 49 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

INNOVATE paid no dividends on its common stock in 2021 or 2020, and the INNOVATE Board of Directors has no current intention of paying any dividends on INNOVATE common stock in the near future. The payment of dividends, if any, in the future is within the discretion of the INNOVATE Board of Directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The Secured Indenture contains covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to INNOVATE’s common stock. The DBMG Facility contains similar covenants applicable to DBMG. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 9. Debt Obligations to our consolidated financial statements for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8. entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Annual Report on Form 10-K, "INNOVATE" means INNOVATE Corp. (formerly known as HC2 Holdings, Inc.) and the "Company," "we" and "our" mean INNOVATE together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

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

•As a result of the sale of CIG, and in accordance with ASC 280, the Company no longer considers the results of operations and Balance Sheets of CIG as a separate segment. Formerly the Insurance segment, this entity has been reclassified to the Other segment. See Note 17. Operating Segment and Related Information for further information; and

•The recast of prior year earnings per share as a result of the discontinued operations noted above. This includes presenting EPS for Net (loss) income from continuing operations, Net (loss) income from discontinuing operations, and Net (loss) income. See Note 18. Basic and Diluted Income (Loss) Per Common Share for further details.

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

Recent Developments

COVID-19 Impact on our Business

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 spread throughout the country, the situation has continued to evolve, including, more recently, the increasing adoption of the COVID-19 vaccine and the reopening of state economies, although increasing rates of infection with recently identified variants of COVID-19, including the "Delta" and "Omicron" variants, have prompted some authorities to reintroduce mask mandates and other restrictions.

The Company’s top priority has been to protect its employees and their families, and those of the Company’s customers. The Company continues to take precautionary measures as directed by health authorities and local governments, including changing operational procedures as necessary, providing additional protective gear and cleaning to protect personnel and customers, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations. We may take further action as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our operations. As the vaccine rollout has commenced, certain employees have begun to return to the office, either full-time or part-time. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, including any new strains of the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

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

During the year ended December 31, 2021, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG is dependent on its workforce to carry out its services. Developments resulting from governmental responses to COVID-19 such as social distancing and shelter-in-place directives have impacted, and could continue to impact, DBMG’s ability to deploy its workforce in its facilities and project sites efficiently. The nature of DBMG’s business does not permit alternative workforce arrangements in its facilities and project sites such as remote work schemes to be implemented effectively, and as a result of potential workforce disruptions, DBMG may continue to experience delays or suspensions of projects. DBMG has incurred significant costs related to additional procedures to maintain COVID-19 related safety measures. During the year ended December 31, 2021 and 2020, $8.6 million and $19.4 million of COVID-19 related expenses were incurred, respectively. The majority of these expenses related to payroll costs for safety and cleaning procedures in DBMG's shops and in the field, and personal protective equipment for employees. DBMG may also experience disruptions in the supply chain depending on the spread of COVID-19 and related governmental orders. These delays, suspensions, and impacts to supply chain, may negatively impact DBMG’s results of operations, cash flows or financial condition. This could cause the timing of revenue to be delayed and possibly impact earnings and backlog. Persistent delays, suspensions or cancellations of projects under contract may occur while governments implement policies designed to respond to the COVID-19 pandemic. Any such continued loss or suspension of projects under contract may negatively impact DBMG’s results of operations, cash flows or financial condition.

Spectrum

As a result of COVID-19, our Spectrum segment previously experienced adverse effects on its advertising business because of weakness in the advertising market as advertisers sought to reduce their own costs in response to the pandemic’s impact on their businesses. While we are not able to predict when or whether advertising budgets and the advertising market generally will return or be comparable to historical levels, our Spectrum segment's advertising business appears to have begun to stabilize as the vaccination program within the U.S. progresses and additional businesses begin to reopen.

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

Banker Steel provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. Banker Steel consists of six operating companies: Banker Steel Co., LLC; NYC Constructors, LLC; Memco LLC; Derr & Isbell Construction LLC; Innovative detailing and Engineering Solutions; and Lynchburg Freight and Specialty LLC.

Insurance

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of December 31, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

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

Debt Obligations

Non-Operating Corporate

On February 1, 2021, the Company repaid its 11.50% senior secured notes due 2021 (the "2021 Senior Secured Notes"), and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due 2026 (the "2026 Senior Secured Notes"). In addition, the Company entered into exchange agreements with certain holders of approximately $51.8 million aggregate principal amount of its existing $55.0 million 7.50% convertible senior notes due 2022 (the "2022 Convertible Notes"), pursuant to which the Company exchanged such holders' 2022 Convertible Notes for newly issued convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Senior Secured Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

Spectrum

On August 30, 2021, HC2 Broadcasting Holdings Inc. (“Broadcasting”) repurchased $1.0 million of DTV America Corporation's ("DTV") outstanding notes payable to certain institutional investors, of which the debt is now eliminated in consolidation. Also on August 30, 2021, DTV extended its remaining outstanding notes by 60 days.

On October 21, 2021, Broadcasting entered into the Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement (the “Amendment”), which, among other things, extended $52.2 million of its Senior Secured Notes, due October 21, 2021, through November 30, 2022. In addition, Broadcasting completed the last of a series of repurchases of all the outstanding secured and convertible promissory notes, inclusive of accrued interest, of DTV using a combination of cash on hand and proceeds from the sales on non-core assets.

Other

On February 3, 2021, the Company announced that R2 received $10.0 million in funding from Huadong Medicine Company Limited (“Huadong”), a leading publicly traded Chinese pharmaceutical company. Huadong’s investment will be used to fund the launch of R2 Technologies’ first-to-market innovations, Glacial Rx and Glacial Spa. As part of its equity investment in R2, Huadong receives exclusive distribution rights for R2’s products in the China and selected Asia-Pacific markets.

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

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Revenue
Infrastructure	$1,159.7	$676.6	$483.1
Life Sciences	3.5	—	3.5
Spectrum	42.0	40.3	1.7
Total revenue	1,205.2	716.9	488.3

Income (loss) from operations
Infrastructure	$35.2	$20.5	$14.7
Life Sciences	(19.9)	(16.9)	(3.0)
Spectrum	(0.8)	(2.2)	1.4
Other	(2.0)	(2.7)	0.7
Non-operating Corporate	(23.1)	(27.0)	3.9
Total loss from operations	(10.6)	(28.3)	17.7

Interest expense	(59.1)	(74.8)	15.7
Loss on early extinguishment or restructuring of debt	(12.5)	(9.4)	(3.1)
Loss from equity investees	(2.8)	(3.4)	0.6
Other income	4.3	69.2	(64.9)
Loss from continuing operations	(80.7)	(46.7)	(34.0)
Income tax expense	(5.6)	(7.0)	1.4
Loss from continuing operations	(86.3)	(53.7)	(32.6)
Loss from discontinued operations (including loss on sale of $159.9 million and $44.1 million for the years ended December 31, 2021 and 2020, respectively)	(149.9)	(48.4)	(101.5)
Net loss	(236.2)	(102.1)	(134.1)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	8.7	10.1	(1.4)
Net loss attributable to INNOVATE Corp.	(227.5)	(92.0)	(135.5)
Less: Preferred dividends, deemed dividends, and repurchase gains	2.2	3.6	(1.4)
Net loss attributable to common stock and participating preferred stockholders	$(229.7)	$(95.6)	$(134.1)

Revenue: Revenue for the year ended December 31, 2021 increased $488.3 million to $1,205.2 million from $716.9 million for the year ended December 31, 2020. The increase in revenue was primarily due to the Infrastructure segment, which acquired Banker Steel in the second quarter of 2021, and increases in Infrastructure market demand along with larger projects entering the market.

Income (loss) from operations: Loss from operations for the year ended December 31, 2021 decreased $17.7 million to $10.6 million from a loss of $28.3 million for the year ended December 31, 2020. The decrease in loss from operations was attributable to the Infrastructure segment as a result of the contribution from Banker Steel, which was acquired in the second quarter of 2021 and Non-operating Corporate, driven by non-recurring costs related to the 2020 proxy contest along with additional cost saving measures, and from the Spectrum segment, driven by lower impairments, cost savings and revenue increases. The decrease was partially offset by our Life Sciences segment driven by R2, which increased spending during 2021 to support commercialization efforts, further develop its product platform and build out its sales team.

Interest expense: Interest expense for the year ended December 31, 2021 decreased $15.7 million to $59.1 million from $74.8 million for the year ended December 31, 2020. The decrease was primarily attributable to Non-Corporate's refinancing of the 2021 Senior Secured Notes in the first quarter of 2021 and Spectrum's reduction in debt during the fourth quarter of 2020, which decreased interest expense in 2021.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the year ended December 31, 2021 increased $3.1 million to $12.5 million from $9.4 million for the year ended December 31, 2020. This was driven by the write-off of deferred financing costs and original issuance discount related to the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021 along with the refinancing of Infrastructure debt in conjunction with the Banker Steel acquisition in the second quarter of 2021, and was partially offset by the partial pay down of the 2021 Senior Secured Notes in 2020.

Loss from equity investees: Loss from equity investees for the year ended December 31, 2021 decreased $0.6 million to $2.8 million from $3.4 million for the year ended December 31, 2020. The decrease in loss was driven by increase in the equity income in HMN Technologies Co., Ltd. ("HMN"), which produced higher profits in 2021 as compared to 2020, which was generally attributable to the timing of turnkey project work. This was partially offset by increases in losses recorded from our investment in MediBeacon due to the timing of clinical trials and due to the reduction in ownership in the HMN investment from 49% to 19% in the second quarter of 2020.

Other income: Other income for the year ended December 31, 2021 decreased $64.9 million to $4.3 million from $69.2 million for the year ended December 31, 2020. The decrease was predominantly driven by the gain on the sale of a portion of HMN in the comparable period, which closed during the second quarter of 2020.

Income tax expense: Income tax expense was an expense of $5.6 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively. The income tax expense recorded for the year ended December 31, 2021 primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities. The income tax expense for the year ended December 31, 2020 primarily relates to tax expense incurred in China from the partial sale of HMN and the tax expense as calculated under ASC 740 for taxpaying entities which was mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act.

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

Infrastructure Segment

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Revenue	$1,159.7	$676.6	$483.1

Cost of revenue	1,001.6	566.2	435.4
Selling, general and administrative	103.5	79.1	24.4
Depreciation and amortization	19.1	10.7	8.4
Other operating expense	0.3	0.1	0.2
Income from operations	$35.2	$20.5	$14.7

Revenue: Revenue from our Infrastructure segment for the year ended December 31, 2021 increased $483.1 million to $1,159.7 million from $676.6 million for the year ended December 31, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $265.9 million of revenue as well as an increase from all legacy businesses, in each case driven by timing of project work under execution and changes in backlog mix.

Cost of revenue: Cost of revenue from our Infrastructure segment for the year ended December 31, 2021 increased $435.4 million to $1,001.6 million from $566.2 million for the year ended December 31, 2020. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental cost of revenue of $220.8 million for the year ended December 31, 2021, as well as increases in market demand, larger projects entering the market which was offset in part by market pressure on point-of-sale project margins across all business lines, and most significantly in our industrials business.

Selling, general and administrative: Selling, general and administrative expense from our Infrastructure segment for the year ended December 31, 2021 increased $24.4 million to $103.5 million from $79.1 million for the year ended December 31, 2020. The increases were primarily driven by the acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $20.2 million of selling, general and administrative expenses, as well as increases in professional fees, consulting fees, travel, and meals and entertainment.

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the year ended December 31, 2021 increased $8.4 million to $19.1 million from $10.7 million for the year ended December 31, 2020. The increase was largely due to the additional amortization and depreciation of assets obtained in the acquisition of Banker Steel in the second quarter of 2021, which contributed an additional $9.1 million of depreciation and amortization expense in 2021. The increase was partially offset by reductions in depreciation and amortization as a result of fully depreciating certain assets in 2020.

Life Sciences Segment

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Revenue	$3.5	$—	$3.5

Cost of revenue	2.5	—	2.5
Selling, general and administrative	20.7	16.7	4.0
Depreciation and amortization	0.2	0.1	0.1
Other operating expense	—	0.1	(0.1)
Loss from operations	$(19.9)	$(16.9)	$(3.0)

Revenue: Revenue from our Life Sciences segment for the year ended December 31, 2021 increased $3.5 million to $3.5 million from zero for the year ended December 31, 2020. The increase in revenue was attributable to R2, which began the sale of its Glacial Rx products in 2021.

Cost of revenue: Cost of revenue from our Life Sciences segment for the year ended December 31, 2021 increased $2.5 million to $2.5 million from zero for the year ended December 31, 2020. The increase in cost of revenue was attributable to R2, which began the sale of its Glacial Rx products in 2021.

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the year ended December 31, 2021 increased $4.0 million to $20.7 million from $16.7 million for the year ended December 31, 2020. The increase was driven by higher expenses at R2, which increased spending from the comparable period as a result of increased headcount across the organization, mainly to build out its sales team.

Spectrum Segment

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Revenue	$42.0	$40.3	$1.7

Cost of revenue	17.4	22.3	(4.9)
Selling, general and administrative	19.1	20.1	(1.0)
Depreciation and amortization	6.0	6.8	(0.8)
Other operating expense (income)	0.3	(6.7)	7.0
Loss from operations	$(0.8)	$(2.2)	$1.4

Revenue: Revenue from our Spectrum segment for the year ended December 31, 2021 increased $1.7 million to $42.0 million from $40.3 million for the year ended December 31, 2020. The increase was primarily driven by higher station revenues, which can be attributed to the net expansion in our market coverage with new and existing customers and the greater number of OTA stations in operation. This was partially offset by a decrease in revenue from the sale of non-core stations and a decrease in retransmission revenues.

Cost of revenue: Cost of revenue from our Spectrum segment for the year ended December 31, 2021 decreased $4.9 million to $17.4 million from $22.3 million for the year ended December 31, 2020. The overall decrease was primarily driven by targeted cost reductions at Network as a result of a decrease in audience measurement and programming costs as well as a reduction in operating expenses for certain non-core stations that were sold in the second half of 2020 and 2021.

Selling, general and administrative: Selling, general and administrative expense from our Spectrum segment for the year ended December 31, 2021 decreased $1.0 million to $19.1 million from $20.1 million for the year ended December 31, 2020. The overall decrease was primarily driven by decreased salary and benefits, office expenses, consulting fees and no terminated deal costs in the current year. This was partially offset by severance expense incurred during the year and bonus expense in 2020 related to prior year.

Depreciation and amortization: Depreciation and amortization from our Spectrum segment for the year ended December 31, 2021 decreased $0.8 million to $6.0 million from $6.8 million for the year ended December 31, 2020. The decrease in depreciation and amortization was primarily related to recent sales of non-core station assets.

Other operating expense (income): Other operating expense (income) from our Spectrum segment for the year ended December 31, 2021 decreased $7.0 million to expense of $0.3 million from income of $6.7 million for the year ended December 31, 2020. The decrease in other operating expense (income) was primarily related to gains recognized on the sale of stations in 2020 and a reduction in FCC reimbursements during 2021. This was partially offset by fewer asset impairments during 2021.

Non-operating Corporate

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Selling, general and administrative	$23.0	$26.9	$(3.9)
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(23.1)	$(27.0)	$3.9

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the year ended December 31, 2021 decreased $3.9 million to $23.0 million from $26.9 million for the year ended December 31, 2020. The decrease was driven by non-recurring costs related to the proxy contest in 2020 as well as decreases in stock compensation expense, rent expense and various consulting expenses in 2021, partially offset by additional expenses incurred in relation to the settlement with the Company's former CEO, increased discretionary bonus, and legal expenses.

(Loss) Income from Equity Investees

	Years Ended December 31,
	2021	2020	Increase / (Decrease)
Life Sciences	$(8.1)	$(6.0)	$(2.1)
Other	5.3	2.6	2.7
Loss from equity investees	$(2.8)	$(3.4)	$0.6

Life Sciences: Loss from equity investees within our Life Sciences segment for the year ended December 31, 2021 increased $2.1 million to $8.1 million from $6.0 million for the year ended December 31, 2020. The increase in loss was largely due to higher equity method losses recorded from our investment in MediBeacon as they prepare for their pivotal study.

Other: Income from equity investees within our Other segment for the year ended December 31, 2021 increased $2.7 million to $5.3 million from $2.6 million for the year ended December 31, 2020. The increase was driven by the equity investment in HMN, which produced higher income 2021 as compared to 2020, which is generally attributable to the timing of project work, partially offset by a reduction in ownership from 49% to 19% as a result of the partial sale of INNOVATE's investment in the second quarter of 2020.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for discontinued operations; depreciation and amortization; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; loss on early extinguishment or restructuring of debt; income tax (benefit) expense; noncontrolling interest; bonus to be settled in equity; share-based compensation expense; non-recurring items; costs associated with the COVID-19 pandemic; and acquisition and disposition costs.

(in millions)	Year ended December 31, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(227.5)
Less: Discontinued operations						(149.9)
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$16.9	$(19.8)	$(12.9)	$(64.2)	$2.4	$(77.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	19.1	0.2	6.0	0.1	—	25.4
Depreciation and amortization (included in cost of revenue)	12.2	—	—	—	—	12.2
Other operating expenses	0.4	—	0.2	—	—	0.6
Interest expense	8.5	—	9.2	41.4	—	59.1
Other (income) expense, net	(4.0)	—	3.9	(4.2)	—	(4.3)
Loss on early extinguishment or restructuring of debt	1.5	—	1.0	10.0	—	12.5
Income tax expense (benefit)	10.5	—	0.3	(6.1)	0.9	5.6
Noncontrolling interest	1.8	(8.2)	(2.3)	—	—	(8.7)
Share-based compensation expense	—	0.2	0.6	1.6	—	2.4
Nonrecurring items	0.5	—	—	0.5	—	1.0
COVID-19 costs	8.6	—	—	—	—	8.6
Acquisition and disposition costs	2.4	—	0.9	2.9	0.9	7.1
Adjusted EBITDA	$78.4	$(27.6)	$6.9	$(18.0)	$4.2	$43.9

(in millions)	Year ended December 31, 2020
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(92.0)
Less: Discontinued operations						(48.4)
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$6.8	$(14.4)	$(13.8)	$(90.2)	$68.0	$(43.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	10.7	0.1	6.8	0.1	—	17.7
Depreciation and amortization (included in cost of revenue)	9.1	—	—	—	—	9.1
Other operating (income) expenses	0.1	0.1	(6.6)	—	—	(6.4)
Interest expense	8.5	—	14.7	51.6	—	74.8
Loss on early extinguishment or restructuring of debt	—	—	—	9.4	—	9.4
Other (income) expense, net	0.5	(2.3)	1.9	2.1	(71.3)	(69.1)
Income tax expense (benefit)	4.2	—	0.3	0.2	2.3	7.0
Noncontrolling interest	0.6	(6.2)	(5.3)	—	0.8	(10.1)
Bonus to be settled in equity	—	—	—	(0.5)	—	(0.5)
Share-based compensation expense	—	0.2	0.3	2.4	—	2.9
Nonrecurring items	2.7	—	—	5.4	—	8.1
COVID-19 costs	19.4	—	—	—	—	19.4
Acquisition and disposition costs	0.6	—	0.5	3.9	1.8	6.8
Adjusted EBITDA	$63.2	$(22.5)	$(1.2)	$(15.6)	$1.6	$25.5

Infrastructure: Net income from our Infrastructure segment for the year ended December 31, 2021 increased $10.1 million to $16.9 million from $6.8 million for the year ended December 31, 2020. Adjusted EBITDA from our Infrastructure segment for the year ended December 31, 2021 increased $15.2 million to $78.4 million from $63.2 million for the year ended December 31, 2020. The increase in Adjusted EBITDA can be attributed to the contribution from Banker Steel, which was acquired in the second quarter of 2021. The increase was partially offset by market pressure on point-of-sale project margins, primarily in the industrials business.
Life Sciences: Net loss from our Life Sciences segment for the year ended December 31, 2021 increased $5.4 million to $19.8 million from $14.4 million for the year ended December 31, 2020. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2021 increased $5.1 million to $27.6 million from $22.5 million for the year ended December 31, 2020. The increase in Adjusted EBITDA loss was primarily driven by higher expenses at R2, which ramped-up operations to support the commercial launch of its Glacial Rx products, including notable increases in salaries and benefits from headcount additions, including increased commissions for product sales, as well as higher equity method losses recorded from our investment in MediBeacon as they prepare for their pivotal study.

Spectrum: Net loss from our Spectrum segment for the year ended December 31, 2021 decreased $0.9 million to $12.9 million from $13.8 million for the year ended December 31, 2020. Adjusted EBITDA from our Spectrum segment for the year ended December 31, 2021 increased $8.1 million to income of $6.9 million from an Adjusted EBITDA loss of $1.2 million for the year ended December 31, 2020. The overall increase in Adjusted EBITDA to income was primarily driven by higher station revenues as Station Group grew the number of operating stations and launched new customers across its broadcast platform, Network cost reductions, a decrease in compensation, rent, consulting and overhead expenses. This was partially offset by severance expense incurred during the year and bonus expense in 2020 related to prior year.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the year ended December 31, 2021 decreased $26.0 million to $64.2 million from $90.2 million for the year ended December 31, 2020. Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2021 increased $2.4 million to $18.0 million from $15.6 million for the year ended December 31, 2020. The increase in Adjusted EBITDA loss was driven by the settlement with the Company's former CEO, discretionary bonus, increases in severance, and legal fees resulting from an increase in activity in 2021. The Company's remaining selling, general and administrative costs decreased due to lower salary and benefits, professional fees, travel and entertainment expenses, and rent expense.

Other and Eliminations: Net income from our Other and Eliminations segment for the year ended December 31, 2021 decreased $65.6 million to $2.4 million from $68.0 million for the year ended December 31, 2020. Adjusted EBITDA from our Other segment for the year ended December 31, 2021 increased $2.6 million to $4.2 million from $1.6 million for the year ended December 31, 2020. The increase in Adjusted EBITDA for our Other and Eliminations segment was driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work, partially offset by a reduction in ownership from 49% to 19% as a result of the partial sale of INNOVATE's investment in the second quarter of 2020.

(in millions):	Year ended December 31,
	2021	2020	Increase / (Decrease)
Infrastructure	$78.4	$63.2	$15.2
Life Sciences	(27.6)	(22.5)	(5.1)
Spectrum	6.9	(1.2)	8.1
Non-Operating Corporate	(18.0)	(15.6)	(2.4)
Other and Eliminations	4.2	1.6	2.6
Adjusted EBITDA	$43.9	$25.5	$18.4

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

Infrastructure Segment

At December 31, 2021, DBMG's backlog was $1,580.9 million, consisting of $1,439.0 million under contracts or purchase orders and $141.9 million under letters of intent or notices to proceed. Approximately $868.6 million, representing 54.9% of DBMG’s backlog at December 31, 2021, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially.

DBMG's backlog at December 31, 2020 was $394.5 million, consisting of $334.9 million under contracts or purchase orders and $59.6 million under letters of intent or notices to proceeds.

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

As of December 31, 2021, the Company had $45.5 million of cash and cash equivalents compared to $43.8 million as of December 31, 2020. On a stand-alone basis, as of December 31, 2021, the Non-Operating Corporate segment had cash and cash equivalents of $22.0 million compared to $27.5 million at December 31, 2020.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of December 31, 2021, the Company had $630.8 million of indebtedness on a consolidated basis compared to $576.6 million as of December 31, 2020. On a stand-alone basis, as of December 31, 2021 and December 31, 2020, INNOVATE had indebtedness of $390.0 million and $410.4 million, respectively.

INNOVATE's stand-alone debt consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $3.2 million aggregate principal amount of 2022 Convertible Notes, and $51.8 million aggregate principal amount of 2026 Convertible Notes. INNOVATE is required to make semi-annual interest payments on its 2026 Senior Secured Notes, 2022 Convertible Notes and 2026 Convertible Notes, and quarterly interest payments on its 2024 Revolving Credit Agreement.

INNOVATE received $4.5 million in dividends from its Infrastructure segment during the year ended December 31, 2021. Under a tax sharing agreement, the Infrastructure segment reimburses INNOVATE for use of its net operating losses. During the year ended December 31, 2021, INNOVATE received $5.8 million from its Infrastructure segment under this tax sharing agreement.

INNOVATE received $2.1 million in net management fees from Continental Insurance Group prior to its sale during the year ended December 31, 2021.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Consolidated Financial Statements through a combination of available cash and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, regulatory requirements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

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

In November 2021, the Company entered into a ten-year lease agreement for a special purpose space in West Palm Beach, Florida. The new lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to a 3% annual upward adjustments, with total square footage of 20,950. The new lease also provides for the Company to receive an allowance, from the Landlord, of $2.1 million to be used toward costs to design, engineer, install, supply and to construct improvements which is payable at the end of the lease. The future lease payments and the allowance are not yet recorded on our consolidated balance sheet. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin no later than November 2023.

Also in November 2021, the Company entered into a three-year lease agreement for office space in West Palm Beach, Florida. The lease commencement date was November 15, 2021, and requires monthly lease payments of approximately $12.5 thousand over the entire lease term, subject to a 3% annual upward adjustment, with total square footage of 2,723. The future lease payments and corresponding right of use asset of $0.4 million were recorded on our consolidated balance sheet as a lease liability.

In December 2021, the Company entered into a five-year lease agreement with an option to extend the lease for another five years for office space in West Palm Beach, Florida. The new lease has not commenced yet, but will require future monthly lease payments of approximately $0.14 million over the entire lease term, subject to a 3% annual upward adjustment, with total square footage of 15,786. The future lease payments are not yet recorded on our consolidated balance sheet, as the building is still under construction. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in the fourth quarter of 2023.

DBMG’s off-balance sheet arrangements at December 31, 2021 included letters of credit of $13.5 million under Credit and Security Agreements and performance bonds of $900.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

COVID-19 Expenditures

We have seen significant cost increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment, and while executing on its projects. During the years ended December 31, 2021 and 2020, $8.6 million and $19.4 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on INNOVATE’s liquidity for the year ended December 31, 2021, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Capital Expenditures

Capital expenditures for the periods ended December 31, 2021 and 2020 are set forth in the table below (in millions):

	Years Ended December 31,
	2021	2020
Infrastructure	$18.3	$5.7
Life Sciences	0.5	0.1
Spectrum	5.3	11.8
Non-operating Corporate	—	0.2
Total	$24.1	$17.8
Indebtedness

Non-Operating Corporate

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

Conversion Rights. The 2022 Convertible Notes are convertible into shares of the Company’s common stock based on a conversion rate of 234.2971 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $4.27 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the indenture governing the 2022 Convertible Notes) or the Company’s delivery of a notice of redemption for the 2022 Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of The New York Stock Exchange, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

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

Conversion Rights. The 2026 Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 234.2971 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $4.27 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the Convertible Indenture) or the Company’s delivery of a notice of redemption for the 2026 Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of The New York Stock Exchange, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

Events of Default. The Convertible Indenture contains customary events of default which could, subject to certain conditions, cause the Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

Lender. MSD PCOF Partners IX, LLC (“MSD”)

Maturity: The Revolving Credit Agreement has a maturity date of February 23, 2024.

Ranking. Obligations under the Revolving Credit Agreement constitute a First-Out Debt, as defined in the Secured Indenture, and are secured on a pari passu basis with the 2026 Senior Secured Notes.

Collateral: As provided under a Collateral Trust Joinder, the lender was added as a secured party to the Collateral Trust Agreement, and accordingly the pari passu obligations and commitments under the Revolving Credit Agreement are secured equally and ratably by the collateral of the Secured Notes.

Infrastructure

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance. As of December 31, 2021, DBMG was in compliance with all of the financial covenants to its debt agreements.

See Note 9. Debt Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional details regarding the Company's indebtedness.

Restrictive Covenants

The indenture governing the 2026 Senior Secured Notes dated February 1, 2021, by and among INNOVATE, the guarantors party thereto and U.S. Bank National Association, a national banking association, as trustee (the "Secured Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

The Company is also required to comply with certain financial maintenance covenants, which are similarly subject to a number of important exceptions and qualifications. These covenants include maintenance of (1) liquidity and (2) collateral coverage.

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of December 31, 2021, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of December 31, 2021, the Company was in compliance with this covenant.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

The Company conducted its operations in a manner that resulted in compliance with the Secured Indenture; however, compliance with certain financial covenants for future periods may depend on the Company or one or more of the Company’s subsidiaries undertaking one or more non-operational transactions, such as the management of operating cash outflows, a monetization of assets, a debt incurrence or refinancing, the raising of equity capital, or similar transactions. If the Company is unable to remain in compliance and does not make alternate arrangements, an event of default would occur under the Company’s Secured Indenture which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance the Company will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Secured Indenture or, even if the Company completes any such transaction, that it will be able to maintain compliance for any subsequent period.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Years Ended December 31,		Increase / (Decrease)
	2021	2020
Cash used in continuing operating activities	$(6.5)	$(55.2)	$48.7
Cash provided by discontinued operating activities	33.5	96.3	(62.8)
Cash provided by operating activities	27.0	41.1	(14.1)

Cash (used in) provided by continuing investing activities	(1.9)	261.9	(263.8)
Cash used in discontinued investing activities	(221.3)	(99.8)	(121.5)
Cash (used in) provided by investing activities	(223.2)	162.1	(385.3)

Cash provided by (used in) continuing financing activities	11.9	(182.5)	194.4
Cash used in discontinued financing activities	(7.6)	(22.0)	14.4
Cash provided by (used in) financing activities	4.3	(204.5)	208.8

Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.1	(2.4)
Net decrease in cash, cash equivalents and restricted cash	$(193.2)	$(0.2)	$(193.0)
Less: Net decrease in cash and cash equivalents from discontinued operations	(195.4)	(20.8)	(174.6)
Net change in cash, cash equivalents and restricted cash	$2.2	$20.6	$(18.4)

Operating Activities

Cash used in operating activities was $6.5 million for the year ended December 31, 2021 as compared to cash used in operating activities of $55.2 million for the year ended December 31, 2020. The $48.7 million change was primarily related to driven by favorable working capital movements in Non-Operating Corporate due to the change in timing of our interest payments on our Senior Secured Notes and 2026 Convertible Notes, the settlement of the DBMG class action suit in 2020, and lower operating expenses at Non-Operating Corporate. Additionally, Infrastructure had higher operating profits, which were partially offset by negative working capital movements, as well as R2, which had a decrease in working capital driven by a ramp up of expenses related to its product launch.

Investing Activities

Cash used by investing activities was $1.9 million for the year ended December 31, 2021 as compared to cash provided by investing activities of $261.9 million for the year ended December 31, 2020. The $263.8 million change was due to the acquisition of Banker Steel at our Infrastructure segment in the second quarter of 2021 and less proceeds from the sale of subsidiaries. Beyond6 was sold in first quarter of 2021 for net proceeds of $70.0 million and the cash portion of our Insurance segment was sold in the third quarter for $64.7 million compared to GMSL sold in the prior year for net proceeds of $144.0 million and the partial sale of the HMN joint venture in the prior year.

Financing Activities

Cash provided by financing activities was $11.9 million for the year ended December 31, 2021 as compared to cash used in financing activities of $182.5 million for the year ended December 31, 2020. The $194.4 million change was primarily due to an increase at Infrastructure to purchase Banker Steel in the second quarter of 2021 and higher debt repayments in 2020, mostly from proceeds received from asset sales and non-controlling interest distributions attributable to prior year asset sales.

Discontinued Operations

Cash used by discontinued operations was $195.4 million for the year ended December 31, 2021 as compared to cash used by discontinued operations of $20.5 million for the year ended December 31, 2020. The $169.9 million decrease was largely due to a decline in net investment purchases at our Insurance segment compared to the prior year.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2021 debt balance, DBMG anticipates that its interest payments will be approximately $1.8 million each quarter of 2022.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Discontinued Operations

We have reclassified several entities as discontinued operations for the years ended December 31, 2021 and 2020. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from continuing operations. The entities reported in discontinued operations are as follows:

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

•The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of December 31, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Company recorded a $200.8 million loss on the sale.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. GAAP requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee. Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K which discusses the significant accounting policies that we have adopted.

Revenue Recognition - Estimated Costs to Complete

With respect to our Infrastructure segment (DBM Global Inc.), we recognize a significant portion of our revenue over time using the input method to measure the progress of costs incurred for our service and construction contracts. DBM Global Inc. performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The nature of the projects does not provide measurable value to the customer over time and control does not transfer to the customer at discrete points in time. The customer receives value over the term of the project based on the amount of work that has been completed towards the delivery of the completed project. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when we and a customer or general contractor have agreed on both the scope and price of changes, the work has commenced, it is probable that the costs of the changes will be recovered and that realization of revenue exceeding the costs is assured beyond a reasonable doubt. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities. Applicable U.S. Generally Accepted Accounting Principals ("GAAP") requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. We account for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. We account for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Share-Based Compensation

We account for share-based compensation issued to employees in accordance with the provisions of ASC 718 and to non-employees pursuant to ASC 505-50, Equity-based payments to non-employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for using a fair-value based method. We record share-based compensation expense for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. We issue new shares of common stock upon the exercise of stock options.

We use a Black-Scholes option valuation model to determine the grant date fair value of share-based compensation under ASC 718. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. We use a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. Share-based compensation is recorded net of actual forfeitures.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates, exchange rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties under ASC No. 740, “Income Taxes” (“ASC 740”).

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

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the book basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

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

In relation to tax effects for accumulated OCI, our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.

See Note 12. Income Taxes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but, rather, are tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

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

Refer to Note 8. Goodwill and Intangibles, net, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on goodwill and intangible assets.

Refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on New Accounting Pronouncements to be Adopted Subsequent to December 31, 2021.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in this Annual Report on Form 10-K and the documents incorporated herein by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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
•the impact of catastrophic events, including natural disasters, pandemic illness and the outbreak of war or acts of terrorism;
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

Spectrum / HC2 Broadcasting Holdings Inc.

Our actual results or other outcomes of Broadcasting, and, thus, our Spectrum segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

Other

Our actual results or other outcomes of our Other segment may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•risks associated with our equity method investment that operates in China (i.e., HMN International Co., Ltd F/K/A Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary), including the exercisability of New Saxon 2019 Ltd.'s put option pertaining to its 19% interest in HMN starting on the second year anniversary of the closing date of the First HMN Close.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As permitted by SEC guidance, management excluded from its assessment the operations of the Banker Steel acquisition made during 2021, which is described in Note 5. Acquisitions, Dispositions, and Deconsolidations to our Consolidated Financial Statements included in this Annual Report. Banker Steel constituted 26.6% and 270.1% of total assets and net assets, respectively, as of December 31, 2021, and 22.4% and 6.1% of revenues and net income (loss), respectively, for the year ended December 31, 2021. As of December 31, 2021, we were in the process of integrating Banker Steel's operations, including internal controls over financial reporting. Such exclusion was in accordance with the SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, providing the acquisition took place within twelve months of management’s evaluation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-5 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The information required by Part III will be provided in our definitive proxy statement for our 2022 annual meeting of stockholders ("2022 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

Code of Conduct

We have adopted a Code of Conduct applicable to all directors, officers and employees, including the Chief Executive Officer, senior financial officers and other persons performing similar functions. The Code of Conduct is a statement of business practices and principles of behavior that support our commitment to conducting business in accordance with the highest standards of business conduct and ethics. Our Code of Conduct covers, among other things, compliance resources, conflicts of interest, compliance with laws, rules and regulations, internal reporting of violations and accountability for adherence to the Code of Conduct. A copy of the Code of Conduct is available under the "Investor Relations-Corporate Governance" section of our website at www.innovatecorp.com. Any amendment of the Code of Conduct or any waiver of its provisions for a director or executive officer must be approved by the Board or a duly authorized committee thereof. We intend to post on our website all disclosures that are required by law or the rules of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Conduct.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding this item will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth in our 2022 Proxy Statement and is incorporated herein by reference.

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

2.2
Merger Agreement, dated as of May 2, 2018, by and among Janssen Biotech, Inc., Dogfish Merger Sub, Inc., Benevir Biopharm, Inc., and Shareholder Representative Services LLC, as holder representative (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

2.3
Share Purchase Agreement dated January 30, 2020, by and among New Saxon 2019 Limited, Trafalgar AcquisitionCo., Ltd. and Global Marine Holdings, Limited (solely for purposes of Section 2.04(a), Section 6.01, Section 6.02, Section 6.03, Section 6.07 and Article X) (incorporated by reference to Exhibit 2.1 to HC2's Current Report on Form 8-K, filed on January 30, 2020) (File No. 001-35210).

2.4
Agreement and Plan of Merger, dated as of December 30, 2020, by and among Beyond6, Inc., Greenfill Inc., Greenfill Merger, Inc., and HC2 Holdings, Inc., solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 on HC2's Current Report on Form 8-K, filed December 31, 2020).

2.5
First Amendment to Agreement and Plan of Merger, dated as of January 15, 2021 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by HC2 on January 19, 2021) (File No. 021-35210)

2.6
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

2.7
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

2.8
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

3.6
Certificate of Amendment to the Certificate of Incorporation, as filed with the Secretary of State of Delaware on August 18, 2021, with an effective date of September 20, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 021-35210)

3.7	Fourth Amended and Restated By-Laws of HC2 (incorporated by reference to Exhibit 3.1 to HC2's Current Report on Form 8-K, filed on February 25, 2019) (File No. 001-35210).

3.8
Amendment #1 to Fourth Amended and Restated By-Laws of INNOVATE Corp., effective September 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 021-35210)

3.9
Certificate of Designations of Series B Preferred Stock, dated August 30, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.1
Indenture, dated as of November 20, 2018, by and among HC2, the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to HC2's Current Report on Form 8-K, filed on November 21, 2018) (File No. 001-35210).

4.2
Certificate of Designation for Series A Fixed-to-Floating Rate Perpetual Preferred Shares of DBM Global Inc., dated as of November 30, 2018 (incorporated by reference to Exhibit 2.4 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

4.3
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

4.5
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

4.6
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

4.7
First Omnibus Amendment to Secured Notes and Intercreditor Agreement by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 4.1 to HC2’s Quarterly Report on Form 10-Q, filed on May 11, 2020) (File No. 001-35210)

4.8
First Supplemental Indenture dated August 19, 2020, between HC2 Holdings, Inc. ("HC2") and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of HC2's Quarterly Report on Form 10-Q, filed on November 9, 2020) (File No. 001-35210).

4.90
Indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among HC2 Holdings, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

4.10
Form of 8.500% senior secured notes due 2026 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

4.11
Indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between HC2 Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

4.12
Form of 7.5% convertible senior notes due 2026 (included in exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by HC2 on February 1, 2021) (File No. 021-35210)

4.13
Certificate of Designation of Series A-3 Convertible Participating Preferred Stock of HC2 Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on July 7, 2021) (File No. 021-35210)

4.14
Certificate of Designation of Series A-4 Convertible Participating Preferred Stock of HC2 Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on July 7, 2021) (File No. 021-35210)

4.15	Tax Benefits Preservation Plan, dated August 30, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.17
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210).

10.1^	HC2 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to HC2’s Definitive Proxy Statement, filed on April 30, 2014) (File No. 001-35210)

10.2^
Reformed and Clarified Option Agreement, dated October 26, 2014, by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.1 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.3^
Form of Option Agreement (Additional Time Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.2 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.4^
Form of Option Agreement (Contingent Option) by and between HC2 and Philip Falcone (incorporated by reference to Exhibit 10.18.3 on HC2's Annual Report on Form 10-K, filed on March 16, 2015) (File No. 001-35210).

10.5^	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.6^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on HC2’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.7^
Amended and Restated Employment Agreement, effective as of November 25, 2020, by and between HC2 Holdings, Inc. and Wayne Barr, Jr. (incorporated by reference to Exhibit 10.1 on HC2's Current Report on Form 8-K, filed on November 30, 2020) (File No. 001-35210).

10.8^
Employment Agreement dated as of March 1, 2015, by and between HC2 and Suzi R. Herbst (incorporated by reference to Exhibit 10.55 to HC2's Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

10.9^
Employment Agreement dated as of September 11, 2017, by and between HC2 and Joseph Ferraro (incorporated by reference to Exhibit 10.1 to HC2's Quarterly Report on Form 10-Q, filed on November 8, 2017) (File No. 001-35210).

10.10^
Employment Agreement, dated May 20, 2015, by and between HC2 and Michael Sena (incorporated by reference to Exhibit 10.2 on HC2’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.11^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on HC2’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.12^	Revised Form of Indemnification Agreement of HC2 (incorporated by reference to Exhibit 10.1 on HC2’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210).

10.13^	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to HC2's Current Report on Form 8-K, filed on June 14, 2017) (File No. 001-35210).

10.14^	HC2 Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit B to the HC2 Definitive Proxy Statement filed on April 26, 2017) (File No. 001-35210)

10.15
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

10.16
Investor Rights Agreement dated as of June 27, 2017 between DTV Holding Inc., DTV America Corporation and other signatories party thereto (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.17
Asset Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., King Forward, Inc., Tiger Eye Broadcasting Corporation, Tiger Eye Licensing L.L.C. and Bella Spectra Corporation (incorporated by reference to Exhibit 10.3 to HC2's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.18^	HC2 Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to the HC2 Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210).

10.19
Second Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of September 20, 2017, by and among HC2 Holdings 2, Inc., David Present and Cherine Plumaker (incorporated by reference to Exhibit 10.2 to HC2's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

10.20
Securities Purchase Agreement, by and between DBM Global Inc. and DBM Global Intermediate Holdco Inc., dated November 30, 2018 (incorporated by reference to Exhibit 2.3 to HC2's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.21
Ninth Amended and Restated Agreement Re: Secured Notes dated October 24, 2019, among HC2 Station, HC2 LPTV, HC2 Network, HC2 Broadcasting, GALIC, GAIC and MSD (incorporated by reference to Exhibit10.38 to HC2's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

10.22
Investment Agreement, dated as of September 9, 2020, by and between HC2 Holdings, Inc. and Lancer Capital, LLC (incorporated by reference to Exhibit 10.1 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.23
Form of Registration Rights Agreement by and between HC2 and Lancer Capital LLC (included in Exhibit 10.1) (incorporated by reference to Exhibit 10.2 on HC2's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.24
Third Omnibus Amendment to Secured Notes and Second Amendment to Intercreditor Agreement by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.3 on HC2's Current Report on Quarterly Report on Form 10-Q filed on November 9, 2020) (File No. 001-35210).

10.25
Credit Agreement, dated as of May 27, 2021, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 thereto, the Lenders, which are party thereto from time to time and UMB Bank, n.a., a national banking association, as Letter of Credit Issuer and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on May 27, 2021) (File No. 021-35210),

10.26
HC2 Preferred Support Agreement, dated July 1, 2021, by and among HC2 Holdings, Inc., Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by HC2 on July 1, 2021) (File No. 021-35210)

10.27
DBM Common Support Agreement, dated July 1, 2021, by and among HC2 Holdings, Inc., Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by HC2 on July 1, 2021 (File No. 021-35210),

10.28
Form of Exchange Agreement, dated July 1, 2021, by and among HC2 Holdings, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by HC2 Holdings, Inc. ("HC2") on July 7, 2021) (File No. 021-35210)

10.29
Second Amended and Restated Registration Rights Agreement, dated as of January 5, 2015, by and among HC2 Holdings, Inc., the initial purchasers of the Series A Preferred Stock, the initial purchasers of the Series A Preferred Stock and the purchasers of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210.

10.3
Letter Agreement dated March 26, 2021 by and between HC2 Holdings, Inc. and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by HC2 on August 6, 2021) (File No. 021-35210).

10.31
Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement, dated as of October 21, 2021 by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE Corp. on October 27, 2021) (File No. 001-35210).

10.32^	Executive Severance Guidelines (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE Corp. on October 27, 2021) (File No. 001-35210).

10.33
Second Omnibus Amendment to Secured Notes dated as of August 31, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (filed herewith).

10.34
Fourth Omnibus Amendment to Secured Notes and Third Amendment to Intercreditor Agreement, dated as of November 25, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (filed herewith),

10.35^	2019 INNOVATE Corp. Executive Bonus Plan (filed herewith).

10.36^	Form of Restricted Stock Award Agreement (filed herewith).

10.37^	Form of Stock Option Agreement (filed herewith).

10.38^	Form of Director Restricted Stock Award Agreement (filed herewith).

21.1	Subsidiaries of INNOVATE (filed herewith).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020, (iii) Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ WAYNE BARR, JR.
Wayne Barr, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date:	March 9, 2022
POWER OF ATTORNEY
Each of the officers and directors of INNOVATE Corp., whose signature appears below, in so signing, also makes, constitutes and appoints each of Wayne Barr, Jr. and Michael J. Sena, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WAYNE BARR, JR.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 9, 2022
Wayne Barr, Jr.

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2022
Michael J. Sena

/S/ KENNETH S. COURTIS	Director	March 9, 2022
Kenneth S. Courtis

/S/ WARREN H. GFELLER	Director	March 9, 2022
Warren H. Gfeller

/S/ AVRAM A. GLAZER	Director	March 9, 2022
Avram A. Glazer

/S/ MICHAEL GORZYNSKI	Director	March 9, 2022
Michael Gorzynski

/S/ SHELLY LOMBARD	Director	March 9, 2022
Shelly Lombard

INNOVATE CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
INNOVATE Corp.
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INNOVATE Corp. (the “Company”) and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

We identified estimated costs to complete on specific revenue contracts as a critical audit matter. The determination of the total estimated cost and progress toward completion requires management to make significant estimates and assumptions. Total estimated costs to complete projects include various costs such as direct material, labor, subcontract costs, indirect labor, and fabrication plant overhead costs. Changes in these estimates can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

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

Valuation of Investment in Securities

With respect to the sale of the Company's Insurance segment, Continental Insurance Group Ltd (“CIG”) disclosed in Note 3 to the consolidated financial statements, the carrying value of the deconsolidated entity included Level 3 fixed maturity securities and equity securities at the sale closing date, a portion of which were valued based on non-binding broker quotes, as disclosed in Note 2 to the consolidated financial statements. The lack of visibility into assumptions used in non-binding broker quotes are significant unobservable inputs, which create greater subjectivity when determining the fair values.

We identified the use of non-binding broker quotes as a critical audit matter. The use of non-binding broker quotes was the significant unobservable input and assumption used by the Company in determining the fair value of certain financial instruments reflected as Level 3 fixed maturity securities and equity securities in circumstances where vendor pricing was not available at the sale closing date.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the valuation methodologies used by the Company for Level 3 fixed maturity securities and equity securities at the sale closing date.

•Comparing the Company’s fair value estimates of Level 3 fixed maturity securities and equity securities at the sale closing date to a range of fair value estimates independently calculated utilizing valuation specialists. We evaluated information that corroborated or contradicted the Company’s fair value estimates, including observable yields, transaction data for similar securities, and historical collateral performance data.

Accounting for Issuance of Preferred Stock

As described in Note 15 to the consolidated financial statements, on July 1, 2021 and as a part of the sale of CIG which resulted in the deconsolidation of the entity, the Company entered into an agreement to exchange the remaining shares of the Series A and Series A-2 Convertible Participating Preferred Stock held by the now deconsolidated CGIC for an equivalent number of Series A-3 and Series A-4 Convertible Participating Preferred Stock and issued DBMGi Series A Preferred Stock to the now deconsolidated CGIC. The terms of the Series A-3 and Series A-4 remained substantially the same, except that the Series A-3 and Series A-4 will mature on July 1, 2026. The Series A-3 and Series A-4 Preferred Stock were classified as temporary equity as of December 31, 2021. The DBMGi Series A Preferred Stock is redeemable at any time, in whole or in part, at the option of the Company, or at any time or by the holder prior to July 2026. The DBMGi Series A Preferred Stock was classified as temporary equity as of December 31, 2021.

We identified the accounting for issuance of preferred stock as a critical audit matter. Significant judgments and highly complex technical accounting guidance are required in the determination of the scope of the applicable accounting guidance and appropriate balance sheet classification, including the identification and evaluation of embedded features potentially requiring bifurcation as derivatives as well as the determination of initial and subsequent recognition and measurement, and the determination of any resulting adjustments to earnings per share. Auditing these elements involved especially challenging and complex auditor judgment due to extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the contract terms related to the issuance of Series A-3 and A-4 Preferred Stock and the issuance of DBMGi Series A Preferred Stock.

•Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for issuance of preferred stock, including the Company’s consideration of relevant accounting standards to analyze the proper balance sheet classification, the embedded features, and the initial and subsequent recognition and measurement.

•Reviewing and recalculating the computation of the Company’s earnings per share as of December 31, 2021.

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating the appropriateness of Management’s application of relevant accounting guidance for the issuance of Preferred Stock.

Accounting for Exchange of Convertible Notes

As described in Notes 2 and 9 to the consolidated financial statements, on February 1, 2021, the Company entered into exchange agreements by which the Company exchanged the 2022 Convertible Notes for newly issued 7.50% convertible notes due 2026. The Company accounted for this exchange under the debt extinguishment model and the embedded conversion feature contained in the 2026 Convertible Notes was recorded as a premium on the 2026 Convertible Notes.

We identified accounting for the exchange of convertible notes as a critical audit matter. Significant judgments and highly complex technical accounting guidance are required in the determination of (i) whether the exchange of convertible notes was a modification or extinguishment of debt; (ii) whether the conversion feature should be bifurcated and accounted for as a derivative and the substantial premium model should be applied, and (iii) whether the convertible notes should be recorded as a liability in its entirety. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of audit effort required to evaluate management’s application of highly complex technical accounting guidance to these elements, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Reading and analyzing the contract terms of the Indenture for the 7.50% Convertible Senior Notes due 2026 related to the exchange of convertible notes.

•Evaluating the reasonableness of the conclusions made by the Company related to the accounting treatment for modification or extinguishment of debt, including the Company’s consideration of relevant accounting standards to analyze the conversion feature, premium and classification and presentation of the instrument as a whole in the consolidated balance sheet.

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in evaluating the appropriateness of management’s application of relevant technical accounting guidance to the exchange of convertible notes.

We have served as the Company's auditor since 2011.

/s/ BDO USA, LLP

New York, NY
March 9, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
INNOVATE Corp.
New York, NY

Opinion on Internal Control over Financial Reporting

We have audited INNOVATE Corp. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and our report dated March 9, 2022 expressed an unqualified opinion thereon.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Banker Steel Holdco LLC, which was acquired on May 27, 2021, and which is included in the consolidated balance sheets of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. Banker Steel Holdco constituted 26.6% and 270.1% of total assets and net assets, respectively, as of December 31, 2021, and 22.4% and 6.1% of revenues and net income (loss), respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Banker Steel Holdco LLC because of the timing of the acquisition which was completed on May 27, 2021. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Banker Steel Holdco, LLC.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

New York, NY
March 9, 2022

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

	Years Ended December 31,
	2021	2020
Revenue	$1,205.2	$716.9
Cost of revenue	1,021.5	588.5
Gross profit	183.7	128.4
Operating expenses:
Selling, general and administrative	168.3	145.5
Depreciation and amortization	25.4	17.7
Other operating loss (gain)	0.6	(6.5)
Loss from operations	(10.6)	(28.3)
Other (expense) income:
Interest expense	(59.1)	(74.8)
Loss on early extinguishment or restructuring of debt	(12.5)	(9.4)
Loss from equity investees	(2.8)	(3.4)
Other income	4.3	69.2
Loss from continuing operations before income taxes	(80.7)	(46.7)
Income tax expense	(5.6)	(7.0)
Loss from continuing operations	(86.3)	(53.7)
Loss from discontinued operations (including loss on sale of $159.9 million and $44.1 million for the years ended December 31, 2021 and 2020, respectively)	(149.9)	(48.4)
Net loss	(236.2)	(102.1)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	8.7	10.1
Net loss attributable to INNOVATE Corp.	(227.5)	(92.0)
Less: Preferred dividends and deemed dividends from conversions	2.2	3.6
Net loss attributable to common stock and participating preferred stockholders	$(229.7)	$(95.6)

Loss per common share - continuing operations
Basic	$(1.05)	$(1.25)
Diluted	$(1.05)	$(1.25)

Loss per common share - discontinued operations
Basic	$(1.93)	$(0.63)
Diluted	$(1.93)	$(0.63)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(2.98)	$(1.88)
Diluted	$(2.98)	$(1.88)

Weighted average common shares outstanding:
Basic	77.1	50.3
Diluted	77.1	50.3
See notes to Consolidated Financial Statements

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended December 31,
	2021	2020
Net loss	$(236.2)	$(102.1)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	2.1	7.9
Unrealized (loss) gain on available-for-sale securities, net of tax	(57.7)	191.6
Dispositions	(334.0)	30.3
Other comprehensive (loss) income	(389.6)	229.8
Comprehensive (loss) income	(625.8)	127.7
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests	(7.8)	(8.2)
Comprehensive (loss) income attributable to INNOVATE Corp.	$(633.6)	$119.5

See notes to Consolidated Financial Statements

INNOVATE CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$45.5	$43.8
Accounts receivable, net	247.1	134.7
Contract assets	118.6	86.6
Inventory	17.0	9.9
Restricted cash	2.0	1.5
Assets held for sale	1.5	5,942.1
Other current assets	10.9	8.7
Total current assets	442.6	6,227.3
Investments	56.0	55.4
Deferred tax asset	3.0	3.0
Property, plant and equipment, net	169.9	112.8
Goodwill	127.4	111.0
Intangibles, net	208.4	172.1
Other assets	73.3	42.2
Total assets	$1,080.6	$6,723.8

Liabilities, temporary equity and stockholders’ (deficit) equity
Current liabilities
Accounts payable	$179.2	$69.7
Accrued liabilities	93.4	77.1
Current portion of debt obligations	69.5	433.6
Contract liabilities	79.1	33.2
Liabilities held for sale	—	5,306.7
Other current liabilities	18.3	12.9
Total current liabilities	439.5	5,933.2
Deferred tax liability	9.1	7.0
Debt obligations	556.8	127.9
Other liabilities	63.3	39.8
Total liabilities	1,068.7	6,107.9
Commitments and contingencies
Temporary equity
Preferred stock	18.8	10.4
Redeemable noncontrolling interest	49.3	5.3
Total temporary equity	68.1	15.7
Stockholders’ (deficit) equity
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 at December 31, 2021 and December 31, 2020, respectively
Shares issued: 79,225,964 and 77,836,586 at December 31, 2021 and December 31, 2020, respectively
Shares outstanding: 77,836,748 and 76,726,835 at December 31, 2021 and December 31, 2020, respectively
Additional paid-in capital	330.6	355.7
Treasury stock, at cost: 1,389,216 and 1,109,751 shares at December 31, 2021 and December 31, 2020, respectively	(5.2)	(4.2)
Accumulated deficit	(416.2)	(188.7)
Accumulated other comprehensive income	6.4	396.9
Total INNOVATE Corp. stockholders’ (deficit) equity	(84.3)	559.8
Noncontrolling interest	28.1	40.4
Total stockholders’ (deficit) equity	(56.2)	600.2
Total liabilities, temporary equity and stockholders’ (deficit) equity	$1,080.6	$6,723.8
See notes to Consolidated Financial Statements

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2019	46.1	$—	$281.1	$(3.3)	$(96.7)	$168.7	$349.8	$93.8	$443.6	$21.6
Share-based compensation	—	—	6.3	—	—	—	6.3	—	6.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)	1.3
Preferred stock accretion	—	—	(2.0)	—	—	—	(2.0)	—	(2.0)	2.0
Taxes paid in lieu of shares issued for share-based compensation	(0.4)	—	—	(0.9)	—	—	(0.9)	—	(0.9)	—
Preferred stock dividend	—	—	(0.8)	—	—	—	(0.8)	—	(0.8)	—
Issuance of common stock	2.3	—	0.2	—	—	—	0.2	—	0.2	—
Rights Offering	16.8	0.1	34.4	—	—	—	34.5	—	34.5	—
Issuance of preferred stock	—	—	2.0	—	—	—	2.0	—	2.0	25.0
Series B Preferred Share Conversion	11.9	—	27.0	—	—	—	27.0	—	27.0	(27.0)
Transactions with noncontrolling interests	—	—	6.7	—	—	—	6.7	(57.0)	(50.3)	(4.0)
Other	—	—	2.1	—	—	—	2.1	—	2.1	—
Net loss	—	—	—	—	(92.0)	—	(92.0)	(5.4)	(97.4)	(4.7)
Other comprehensive income	—	—	—	—	—	228.2	228.2	9.0	237.2	1.5
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share-based compensation	—	—	2.4	—	—	—	2.4	—	2.4	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.2	—	—	—	0.2	—	0.2	0.1
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(2.2)	—	—	—	(2.2)	—	(2.2)	—
Issuance of common stock	1.1	—	0.2	—	—	—	0.2	—	0.2	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	19.1
Issuance of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	40.9
Purchase of preferred stock by subsidiary	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Redemption of Series A and A-2 Preferred Stock	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	(22.2)	—	—	—	(22.2)	(12.7)	(34.9)	9.4
Other	—	—	(3.2)	—	—	—	(3.2)	1.5	(1.7)	—
Net loss	—	—	—	—	(227.5)	—	(227.5)	(2.0)	(229.5)	(6.7)
Other comprehensive (loss) income	—	—	—	—	—	(390.5)	(390.5)	0.9	(389.6)	—
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
(a) Inclusive of other comprehensive income, foreign currency cumulative translation adjustments totaled $7.3 million and $13.4 million as of December 31, 2021 and 2020, respectively.

See notes to Consolidated Financial Statements

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(236.2)	$(102.1)
Less: Loss from discontinued operations, net of tax	(149.9)	(48.4)
	(86.3)	(53.7)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	2.4	2.9
Depreciation and amortization	37.6	26.8
Amortization of deferred financing costs and debt discount	10.5	15.1
Amortization of discount on investments, net	—	(0.1)
Loss on extinguishment of debt	12.5	9.4
Loss from equity investees	2.8	3.4
Asset impairment expense	2.8	13.7
Net realized and unrealized gains on investments	—	(72.5)
Deferred income taxes	2.0	(4.7)
Other operating activities	(4.2)	(10.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(38.3)	92.9
Contract assets	(19.1)	(36.1)
Other current assets	(0.3)	4.8
Other assets	10.6	9.9
Accounts payable	57.9	5.8
Accrued liabilities	8.5	(4.7)
Contract liabilities	7.2	(17.5)
Other current liabilities	(2.2)	(17.0)
Other liabilities	(10.9)	(23.3)
Cash used in continuing operating activities	(6.5)	(55.2)
Cash provided by discontinued operating activities	33.5	96.3
Cash provided by operating activities	27.0	41.1
Cash flows from investing activities
Purchase of property, plant and equipment	(24.1)	(17.8)
Proceeds from disposal of property, plant and equipment	13.2	41.2
Sale of investments	—	0.6
Sale of equity method investments	—	85.5
Cash received from dispositions, net of cash disposed	74.0	147.4
Extraordinary dividend received in business disposition	62.5	—
Cash paid for acquisitions, net of cash acquired	(128.5)	—
Other investing activities	1.0	5.0
Cash (used in) provided by continuing investing activities	(1.9)	261.9
Cash used in discontinued investing activities	(221.3)	(99.8)
Cash (used in) provided by investing activities	(223.2)	162.1
Cash flows from financing activities
Proceeds from (Repayments of) debt obligations	487.6	(4.1)
Principal payments on debt obligations	(458.1)	(181.9)
Proceeds from sale of preferred stock	—	38.0
Cash received by subsidiary to issue preferred stock	10.5	37.2
Redemption of preferred stock	(10.4)	—
Transactions with noncontrolling interests	(13.5)	(62.9)
Other financing activities	(4.2)	(8.8)
Cash provided by (used in) continuing financing activities	11.9	(182.5)
Cash used in discontinued financing activities	(7.6)	(22.0)
Cash provided by (used in) financing activities	4.3	(204.5)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	1.1
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	(193.2)	(0.2)
Less: Net decrease in cash and cash equivalents from discontinued operations	(195.4)	(20.8)
Net change in cash, cash equivalents and restricted cash	2.2	20.6
Cash, cash equivalents and restricted cash, beginning of period	45.3	24.7
Cash, cash equivalents and restricted cash, end of period	$47.5	$45.3

See notes to Consolidated Financial Statements

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

1.Our Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated Industrial Construction, Structural Steel and Facility Maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf, DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through the recently acquired Banker Steel, DBMG provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. The Company maintains an approximately 91% controlling interest in DBMG.

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc. ("MediBeacon"), and an approximately 26% interest in Triple Ring Technologies, Inc ("Triple Ring").

3.Our Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("Broadcasting") and its subsidiaries. Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. In addition, Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains a 98% controlling interest in Broadcasting and maintains a controlling interest of approximately 77%, inclusive of approximately 10% proxy and voting rights from minority holders of DTV America Corporation ("DTV").

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH results include the current and prior year equity investment in HMN Technologies Co., Ltd. (“HMN”), its 19% equity method investment, and the discontinued operations of Global Marine Systems Limited ("GMSL"). Also included in the Other segment is the discontinued operations of Beyond6, Inc. ("Beyond6"), Continental Insurance Group ("CIG") and PTGi International Carrier Services, Inc. and its subsidiaries ("ICS").

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. For the years ended December 31, 2021 and December 31, 2020, the results of DBMG, Genovel, R2, Broadcasting, CIG, GMH and Beyond6 have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

Basis of Presentation

The accompanying Consolidated Financial Statements of the Company included herein have been prepared in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain prior amounts have been reclassified or combined to conform to the current year presentation.

Liquidity

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Consolidated Financial Statements through a combination of available cash and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

COVID-19 has continued to cause supply chain challenges related to labor shortages and supply chain disruptions, which may create significant delays in our ability to complete projects or deliver products. The receipt of material from impacted areas has been slowed or disrupted and our suppliers are expected to face similar challenges in fulfilling orders. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other economic factors continue to persist worldwide due to COVID-19 and worldwide supply impacts as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. In addition, in the United States, trucking costs have risen dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations. These changes, as well as COVID-19 related state and local restrictions on domestic trucking and the operation of distribution centers, may disrupt our supply chain, which may result in a delay in the completion of our projects and cause us to incur significant additional costs. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on our results of operations or financial condition.

The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of amounts in money market accounts with original maturities of three months or less.

Acquisitions

The Company’s acquisitions are accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the Consolidated Financial Statements, in conformity with ASC 820, Fair Value Measurements and Disclosures, represent the Company’s best estimates and valuations developed, when needed, with the assistance of independent appraisers or, where such valuations have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. Such estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee, such as with our investments in MediBeacon and Triple Ring, of which we own an approximately 47% interest in MediBeacon and an approximately 26% interest in Triple Ring. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted, such as with our 19% equity method investment in HMN, as we continue to maintain a seat on the entity's board of directors and can exert significant influence. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses in (Loss) income from equity investees and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, most of which relate to the 2020 held-for-sale assets of the Insurance segment, this category primarily includes private placements, asset-backed securities, and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third-party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities.

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

The policy for determining past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. For the years ended December 31, 2021 and 2020, the Company recorded bad debt expense of $0.1 million and $0.6 million, respectively.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

At December 31, 2021, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the INNOVATE Corp. U.S. consolidated filing group will not be realized. Therefore, a valuation allowance was maintained against the INNOVATE Corp. U.S. consolidated filing group’s net deferred tax assets as of December 31, 2021. The appropriateness and amount of the valuation allowance are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

In relation to tax effects for accumulated OCI, our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.

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

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with a qualitative evaluation of each reporting unit. If such test indicates potential for impairment, a one-step quantitative test is performed and, if there is excess of a reporting unit's carrying amount over its fair value, impairment is recorded, not to exceed the total amount of goodwill allocated to the reporting unit.

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

INNOVATE CORP.
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

In addition to the foregoing, the Company reviews its goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that the Company considers important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. For details regarding goodwill impairment, see Note 8. Goodwill and Intangibles, net.

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which requires the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating and finance leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets, current operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at the commencement date. Finance leases are included in finance lease assets, current finance lease liabilities and long-term finance lease liabilities in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate of return; therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For lease agreements that contain non-lease components, the Company elected to combine lease and non-lease components as a single lease component.

The Company has operating leases for land, office space, and certain Company vehicles and equipment and finance leases for certain Company vehicles and equipment. The leases are expiring between 2022 and 2045. Leases with an initial term of 12 months or less are not recorded on the balance sheets. Lease expense is recognized on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2021, the operating lease liability does not include any options to extend or terminate leases.

INNOVATE CORP.
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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. Income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within AOCI in the stockholders’ equity section of the consolidated balance sheets. If there is a planned or completed sale or liquidation of the Company's ownership in a foreign operation, the relevant foreign currency translation adjustment is recognized in the consolidated statement of operations.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities. Applicable U.S. Generally Accepted Accounting Principals ("GAAP") requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, the extent of progress towards completion on contracts, contract revenue and costs on long-term contracts, valuation of certain investments and the insurance reserves, market assumptions used in estimating the fair values of certain assets and liabilities, the calculation used in determining the fair value of INNOVATE’s stock options required by ASC 718, Compensation - Stock Compensation ("ASC 718"), income taxes and various other contingencies.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Share-Based Compensation

The Company accounts for share-based compensation issued to employees and non-employees in accordance with the provisions of ASC 718. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for using a fair-value based method. The Company records share-based compensation expense for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company issues new shares of common stock upon the exercise of stock options.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains all cash and cash equivalents at accredited financial institutions, in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company holds $4.7 million and $8.5 million cash in foreign accounts as of December 31, 2021 and 2020, respectively. The Company attempts to minimize the risks related to cash and cash equivalents by investing in a range of financial instruments as defined by the Company. Concentrations of credit risk with respect to accounts receivable are limited by the large number of customers comprising the Company's customer base and their geographic and business dispersion. The Company performs ongoing credit evaluations of the customers' financial condition and generally does not require collateral to support customer receivables.

For the year ended December 31, 2021, one customer exceeded 10% of the Company's revenue and accounted for approximately 13.9%. No customers accounted for more than 10% of accounts receivable. For the fiscal year ended December 31, 2020, no customer accounted for more than 10% of the Company's revenue and no customers accounted for more than 10% of accounts receivable.

For the year ended December 31, 2021, one supplier accounted for more than 10% of the Company's accounts payable for approximately 15.1%. For the fiscal year ended December 31, 2020, no suppliers accounted for more than 10% of the Company's accounts payable.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Other Income (Loss)

The following table provides information relating to Other income (in millions):

	Years Ended December 31,
	2021	2020
Loss on embedded derivatives	$(0.7)	$(2.8)
Gain on sale of equity method investments	—	71.2
Other income, net	5.0	0.8
Total	$4.3	$69.2

Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	December 31,
	2021	2020
Cash and cash equivalents, beginning of period	$43.8	$23.3
Restricted cash included in other assets	1.5	1.4
Total cash and cash equivalents and restricted cash	$45.3	$24.7

Cash and cash equivalents, end of period	$45.5	$43.8
Restricted cash included in other assets	2.0	1.5
Total cash and cash equivalents and restricted cash	$47.5	$45.3

Cash and cash equivalents classified in Assets held for sale, beginning of period	$195.2	$216.0
Restricted cash classified in Assets held for sale	0.2	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$195.4	$216.2

Cash and cash equivalents classified in Assets held for sale, end of period	$—	$195.2
Restricted cash classified in Assets held for sale	—	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$195.4

Supplemental cash flow information:
Cash paid for interest	$32.6	$65.1
Cash paid for taxes, net of refunds	$5.4	$0.2

Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$1.4	$4.4
Investments included in accounts payable	$—	$17.1
Issuance of preferred stock	$19.1	$—
Issuance of redeemable noncontrolling interest	$40.9	$—
Extinguishment of convertible note in exchange	$51.8	$—
Issuance of convertible note in exchange	$(51.8)	$—
Debt assumed in acquisitions	$6.3	$—

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

INNOVATE CORP.
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

Accounting Pronouncements Adopted in the Current Year

Accounting for Investments-Equity Securities

ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), was issued by the FASB in January 2020. This update clarifies the interaction between the accounting for investments in equity securities, investment in equity method and certain derivatives instruments. The Company adopted this update as of January 1, 2021 and the update did not have a material impact on the Company's consolidated financial statements.

Accounting for Debt with Conversion Options

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, was issued by the FASB in August 2020. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The standard is effective on January 1, 2024, but the Company elected early adoption as of January 1, 2021. A modified retrospective method of transition was applied, which resulted in no impact to the Company.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

ASU 2021-08, Accounting for Contract Assets and Liabilities from Contracts with Customers (Topic 805) was issued by the FASB in October 2021. This update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue Recognition (Topic 606). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts by assessing how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree's financial statements. The Company adopted this update as of January 1, 2021, and applied the guidance to the Company's acquisition of Banker Steel.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
3. Discontinued Operations

The results of GMSL, ICS, Beyond6, and CIG and the related expenses directly attributable to the entities were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Years Ended December 31,
	2021	2020
Revenue	$1.7	$519.6
Life, accident and health earned premiums, net	55.7	115.1
Net investment income	92.4	188.9
Realized/unrealized gains (losses) on investments	5.1	(15.0)
Total revenue	154.9	808.6
Cost of revenue	0.8	492.4
Policy benefits, changes in reserves, and commissions	126.0	250.0
Selling, general and administrative	21.1	62.0
Depreciation and amortization	(11.0)	(8.3)
Other operating expenses	—	0.3
Income from operations	18.0	12.2
Interest expense	(0.5)	(12.1)
Loss on sale and liquidation of subsidiaries	(159.9)	(44.1)
Income from equity investees	—	0.5
Other loss	(3.1)	(2.3)
Pre-tax loss from discontinued operations	(145.5)	(45.8)
Income tax expense	(4.4)	(2.6)
Loss from discontinued operations	$(149.9)	$(48.4)

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of December 31, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest and amortization of deferred financing costs and original issue discount for the years ended December 31, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Consolidated Statements of Operations:

	Years Ended December 31,
	2021	2020
Interest expense	$0.1	$0.9
Amortization of deferred financing costs and original issuance discount	$—	$0.1

As a result of the repayment of $27.9 million of the 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the years ended December 31, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Consolidated Statements of Operations:

	Years Ended December 31,
	2021	2020
Interest expense	$0.3	$3.2
Amortization of deferred financing costs and original issuance discount	$—	$0.4

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

As a result of the repayment of $15.0 million Revolving Credit Agreement, the Company allocated the following interest and the amortization of deferred financing costs for the years ended December 31, 2021 and 2020 associated with the principal prepayment from continuing operations to discontinued operations on the Company’s Consolidated Statement of Operations:

	Years Ended December 31,
	2021	2020
Interest expense	$—	$0.2
Amortization of deferred financing costs and original issuance discount	$—	$0.1

As a result of the mandatory redemption of $76.9 million of 2021 Senior Secured Notes, the Company allocated the following pro-rata interest and amortization of deferred financing costs and original issuance discount for the years ended December 31, 2021 and 2020, from continuing operations to discontinued operations on the Company’s Consolidated Statements of Operations:

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Summarized assets and liabilities of the discontinued operations are as follows (in millions):

	December 31, 2021	December 31, 2020

Assets
Current assets
Cash and cash equivalents	$—	$195.2
Accounts receivable, net	—	13.6
Other current assets	1.5	8.7
Total current assets	1.5	217.5
Investments	—	4,610.2
Recoverable from reinsurers	—	957.5
Deferred tax asset	—	1.4
Property, plant and equipment, net	—	90.5
Goodwill	—	2.1
Intangibles, net	—	11.7
Other assets	—	51.2
Total assets held for sale	$1.5	$5,942.1

Liabilities
Current liabilities
Accounts payable	$—	$2.6
Accrued liabilities	—	35.8
Current portion of debt obligations	—	5.7
Other current liabilities	—	7.4
Total current liabilities	—	51.5
Life, accident and health reserves	—	4,627.5
Annuity reserves	—	228.8
Value of business acquired	—	199.8
Deferred tax liability	—	136.5
Debt obligations	—	50.6
Other liabilities	—	12.0
Total liabilities held for sale	$—	$5,306.7

4. Revenue

ASC 606 aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this core principle, the Company applies the following five steps in accordance with ASC 606:

Identify the contract with a customer

A contract with a customer exists when: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectability of consideration is probable. Judgment is required when determining if the contractual criteria are met, specifically in the earlier stages of a project when a formally executed contract may not yet exist. In these situations, the Company evaluates all relevant facts and circumstances, including the existence of other forms of documentation or historical experience with our customers that may indicate a contractual agreement is in place and revenue should be recognized. In determining if the collectability of consideration is probable, the Company considers the customer’s ability and intention to pay such consideration through an evaluation of several factors, including an assessment of the creditworthiness of the customer and our prior collection history with such customer.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revenue from contracts with customers consist of the following (in millions):

	Years Ended December 31,
	2021	2020
Revenue
Infrastructure	$1,159.7	$676.6
Spectrum	42.0	40.3
Life Sciences	3.5	—
Total revenue	$1,205.2	$716.9

Accounts receivables, net from contracts with customers consist of the following (in millions):

	December 31, 2021	December 31, 2020

Accounts receivables with customers
Infrastructure	$226.8	$118.5
Spectrum	9.4	7.3
Life Sciences	0.3	—
Total accounts receivables with customers	$236.5	$125.8

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

Payment Terms

The timing of customer billings is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of work, or when services are provided. Under the typical payment terms of master and other service agreements and fixed price contracts, the customer makes progress payments based on quantifiable measures of performance by the Company as defined by each specific agreement. Progress payments, generally net of amounts retained, are paid by the customer over the duration of the contract. Amounts billed and due from customers, as well as the amount of contract assets, are generally classified within current assets in the consolidated balance sheets. See Note 6. Accounts Receivable, net and Contract Assets and Contract Liabilities for related discussion. Amounts expected to be collected beyond one year are classified as other long-term assets.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

The following table disaggregates DBMG's revenue by market (in millions):

	Years Ended December 31,
	2021	2020
Commercial	$539.8	$217.7
Industrial	292.5	214.9
Convention	85.8	10.6
Government	68.0	65.0
Healthcare	59.8	29.5
Transportation	52.7	72.6
Leisure	23.2	42.8
Other	37.7	22.8
Total revenue from contracts with customers	1,159.5	675.9
Other revenue	0.2	0.7
Total Infrastructure segment revenue	$1,159.7	$676.6

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

Retainage for which the Company has an unconditional right to payment that is only subject to the passage of time are classified as accounts receivable. Retainage receivable subject to conditions other than the passage of time, or conditional retainage, do not meet the definition of a receivable and are therefore included in contract assets and contract liabilities, as determined on a contract by contract basis.

Contract liabilities from our long-term construction contracts occur when amounts invoiced to our customers exceed revenues recognized. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation.

The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld (usually less than 10%) pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2021 and 2020, the amount of retainage receivable estimated by management to be collected beyond one year is approximately 24.6% and 1.0% of the balance, respectively.

When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract it does not meet the criteria to be included in accounts receivable and remains in the contract’s respective contract assets or contract liability, determined on a contract-by-contract basis. The Company has reflected such amounts within the consolidated balance sheets as of December 31, 2021 and 2020. While retainage receivable have historically been presented and disclosed within accounts receivable, the impact to correct this immaterial error in the December 31, 2020 balance sheet resulted in a reduction of previously stated accounts receivable amounting to $50.0 million, offset by an increase of $31.0 million to current contract assets and a $19.0 million reduction to current contract liabilities.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contract assets and contract liabilities consisted of the following (in millions):

	December 31, 2021	December 31, 2020

Cost in excess of billings	$68.3	$55.6
Conditional retainage	50.3	31.0
Contract assets	$118.6	$86.6

Billings in excess of costs	$(137.6)	$(52.2)
Conditional retainage	58.5	19.0
Contract liabilities	$(79.1)	$(33.2)

The change in contract assets is a result of the recording of $122.4 million of contract assets driven by new commercial projects and $22.7 million of contract assets for projects acquired in the Banker Steel acquisition, offset by $113.1 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $72.7 million driven largely by new commercial projects and $38.6 million of contract liabilities for projects acquired as a result of the Banker Steel acquisition, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $65.4 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$452.6	$502.0	$954.6
Industrial	278.9	7.6	286.5
Transportation	21.6	16.1	37.7
Government	26.9	—	26.9
Leisure	17.1	—	17.1
Healthcare	85.6	—	85.6
Convention	109.3	40.0	149.3
Other	8.0	—	8.0
Remaining unsatisfied performance obligations	$1,000.0	$565.7	$1,565.7

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Life Sciences Segment

Beginning in 2021, R2 Technologies commercially launched its first systems product, the GlacialRx, and other topical consumables. The GlacialRx system is primarily sold to dermatologist offices for an initial upfront fee. Software on the device controls the number of times the device may be used to perform a treatment. The initial upfront fee entitles the user to a defined number of uses. After the initial prepurchased uses are exhausted, the dermatologist office can purchase additional uses of the treatment for an additional fee, resulting in recurring revenues to R2 Technologies as the devices are utilized. Further, topical consumables are also separately sold to dermatologist offices which patients can utilize post-treatment to increase the efficacy of the treatment.

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Years Ended December 31,
	2021	2020
Systems and consumables revenue	$3.5	$—
Total Life Sciences segment revenue	$3.5	$—

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

Payment Terms

We have an unconditional right to receive payment of the amount billed generally within 30 days of the invoice date. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in accounts receivable on our balance sheet.

Disaggregation of Revenues

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Years Ended December 31,
	2021	2020
Broadcast station	$18.6	$15.5
Network advertising	18.1	18.4
Network distribution	3.2	4.0
Other	2.1	2.4
Total Spectrum segment revenue	$42.0	$40.3

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of $0.3 million, $4.3 million, and $0.1 million of network advertising, broadcasting station revenues, and other revenues, respectively, of which $3.3 million is expected to be recognized within one year and $1.4 million is expected to be recognized within five years.

5. Acquisitions, Dispositions, and Deconsolidations

Infrastructure Segment

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Banker Steel provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. Banker Steel consists of six operating companies: Banker Steel Co., LLC; NYC Constructors, LLC; Memco LLC; Derr & Isbell Construction LLC; Innovative Detailing and Engineering Solutions; and Lynchburg Freight and Specialty LLC.

The transaction was accounted for as a business acquisition and the valuation was finalized in the last quarter of 2021. The allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed, intangibles and residual goodwill is summarized as follows (in millions):

Purchase Consideration at Fair Value
Partial draw on new $110.0 million revolving credit facility	$64.1
Sellers' notes	49.6
Bankers Steel debt - assumed	6.3
Cash	25.0
Gross consideration	145.0
Less: Seller transaction costs - assumed	0.4
Less: Bankers debt - assumed	6.3
Less: R&W premium paid by seller	0.5
Net consideration	$137.8

Cash and cash equivalents	$9.3
Accounts receivable, net	70.9
Contract assets	22.6
Assets held for sale	0.7
Inventory	5.7
Other current assets	1.7
Property, plant, and equipment, net	58.6
Other assets	40.1
Intangibles, net	60.8
Goodwill	16.7
Total assets to be acquired	287.1

Accounts Payable	39.1
Contract liabilities	38.6
Other current liabilities	31.1
Other liabilities	34.2
Long-term debt, less current portion	6.3
Total liabilities to be assumed	149.3

Total net assets acquired	$137.8

During the 2021 measurement period, adjustments to our acquisition accounting were made to certain amounts. These include updates to accounts receivable based on additional information obtained regarding collectability, values assigned to intangible assets, and additional accrued liabilities. As such, the valuation was finalized during the fourth quarter of 2021.

Goodwill was determined based on the residual differences between fair value of consideration transferred and the value assigned to acquired assets and liabilities. Among the factors that contributed to goodwill was approximately $60.8 million assigned to intangibles, including customer relationships of $33.8 million with a useful life of 18 years, trade names of $7.4 million with a useful life of 15 years, existing customer contracts of $17.6 million with a useful life of 2 years and leasehold interests of $2.0 million with varying useful life. Goodwill is not amortized. The portion of goodwill that is deductible for tax purposes is $14.0 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Acquisition costs incurred by DBMG in connection with the acquisition of Banker Steel were approximately $2.0 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

The following schedule presents the results of operations data for the year ended December 31, 2021 for Banker Steel since the date of acquisition (in millions):

Year Ended December 31, 2021
Revenue	$265.9
Net income from operations	$15.5
Net income attributable to INNOVATE	$8.8

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	$1,402.7	$1,114.1
Income (loss) from operations	$0.9	$1.5
Net loss attributable to INNOVATE	$(219.2)	$(70.6)

During the year ended December 31, 2021, the Company purchased an additional 53,759 shares of DBM Global, Inc. on the open market, increasing its ownership to approximately 91% from 89%.

Spectrum Segment

During the year ended December 31, 2021, the Company increased its controlling interest in DTV from approximately 60%, inclusive of approximately 10% proxy and voting rights from minority holders, to approximately 77%, inclusive of approximately 10% proxy and voting rights from minority holders, from private purchases and proxy voting rights.

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

In the first quarter of 2020, the Company recorded a $39.3 million loss on the sale and recognized a $31.3 million of Accumulated other comprehensive loss, which was comprised of $17.2 million of actuarial losses on pension and $14.1 million of currency translation adjustments. During the fourth quarter of 2020, the Company recognized a gain on sale of $2.4 million as a result of the cash collateralized bonding facility release. During the first quarter of 2021, the Company recognized a gain of $1.2 million as a result of indemnity release.

INNOVATE CORP.
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

In the second quarter of 2020, in conjunction with the first tranche of the sale, the Company received $85.5 million in cash, of which $17.5 million and $2.1 million were paid to noncontrolling interest holders and redeemable noncontrolling interest holders, respectively. On the closing date, New Saxon recorded a $71.1 million gain, included in Other income (loss) in the Consolidated Statements of Operations. The gain recognized includes $11.3 million related to the fair value of the put option. In addition, on the closing date, the Company recorded a $7.2 million tax expense related to a foreign tax payment when the first tranche closed.

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

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of December 31, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

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

See Note 3. Discontinued Operations for further details.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
6. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	December 31, 2021	December 31, 2020

Contracts in progress	$226.8	$118.6
Unbilled retentions	0.4	0.3
Trade receivables	9.9	7.5
Other receivables	10.6	8.9
Allowance for doubtful accounts	(0.6)	(0.6)
Total	$247.1	$134.7

7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following (in millions):

	December 31, 2021	December 31, 2020

Equipment, furniture and fixtures, and software	$180.7	$113.7
Building and leasehold improvements	43.0	41.0
Land	24.1	24.1
Construction in progress	8.9	3.1
Plant and transportation equipment	8.3	4.4
	265.0	186.3
Less: Accumulated depreciation	95.1	73.5
Total	$169.9	$112.8

Depreciation expense was $25.0 million and $20.8 million for the years ended December 31, 2021 and 2020, respectively. These amounts included $12.2 million and $9.1 million of depreciation expense recognized within cost of revenue for each of the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020 the total net book value of equipment under capital leases consisted of $0.2 million and $0.9 million, respectively.

8. Goodwill and Intangibles, net

On an annual basis, the Company performs its goodwill impairment review in accordance with ASC 350. Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. After considering all quantitative and qualitative factors, the Company has determined that, other than noted below, it is more likely than not that the reporting units' fair values exceed carrying values as of the period end. The Company reports goodwill impairment charges within the Asset impairment expense line of our Consolidated Statements of Operations. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount of headroom in the 2021 impairment test.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

At December 31, 2021 and at December 31, 2020, the Company further reviewed qualitative factors of potential impairment for Goodwill and Intangible assets, inclusive of further impact of COVID-19, and there were no triggering events which would indicate impairment may have occurred.

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2020	$89.6	$21.4	$111.0
Acquisitions	16.7	—	16.7
Translation	(0.3)	—	(0.3)
Balance at December 31, 2021	$106.0	$21.4	$127.4

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets was as follows (in millions):

	December 31, 2021	December 31, 2020

FCC licenses	$106.5	$113.0
Total	$106.5	$113.0

For the year ended December 31, 2021, FCC licenses decreased $6.5 million predominantly as a result of our Spectrum segment selling non-core FCC licenses. In addition, for the years ending December 31, 2021 and 2020, the Company recorded impairment charges of $0.7 million and $13.5 million, respectively, in Other operating loss (gain) related to select FCC licenses which were sold in order to bring their carrying value equal to the agreed upon sales price prior to the execution of the sale.

The weighted-average period prior to the next renewal for FCC licenses was 3.0 years and 2.4 years as of December 31, 2021 and 2020, respectively, after taking into consideration licenses that were successfully renewed shortly after year-end. While broadcast television licenses are issued for a fixed period of time (generally eight years), renewals of these licenses have occurred routinely and at nominal cost. In addition, the Company does not believe that the expiration or non-renewal of any of our FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	December 31, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(6.3)	$19.1	$18.0	$(4.6)	$13.4
Customer relationships and contracts	11 years	87.7	(21.6)	66.1	36.4	(12.1)	24.3
Channel sharing arrangements	35 years	12.6	(1.1)	11.5	20.2	(1.6)	18.6
Other	10 years	8.5	(3.3)	5.2	5.5	(2.7)	2.8
Total		$134.2	$(32.3)	$101.9	$80.1	$(21.0)	$59.1

Amortization expense for definite lived intangible assets was $12.6 million and $6.0 million for the year ended December 31, 2021 and 2020, respectively, and was included in Depreciation and amortization in our Consolidated Statements of Operations.

For the year ended December 31, 2021, Channel sharing arrangements decreased $7.6 million predominantly as a result of our Spectrum segment selling a non-core channel sharing arrangement.

Amortization

The Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Estimated Amortization
2022	$17.2
2023	11.4
2024	8.0
2025	7.3
2026	6.8
Thereafter	51.2
Total	$101.9

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
9. Debt Obligations

Debt obligations consist of the following (in millions):

	December 31, 2021	December 31, 2020
Infrastructure
LIBOR plus 5.85% Note, due 2023	$—	$71.6
LIBOR plus 1.50% Line of Credit	—	38.7
3.25% Note due 2026	107.2	—
PRIME minus 1.10% Line of Credit	30.4	—
4.00% Note due 2024	25.0	—
8.00% Note due 2024	19.6	—
11.00% Note due 2024	6.3	—
Obligations under finance leases	0.1	0.2
Spectrum
8.50% Note due 2021	—	19.3
10.50% Note due 2021	—	32.9
8.50% Note due 2022	19.3	—
10.50% Note due 2022	32.9	—
Other, various maturity dates	—	2.9
Obligations under finance leases	—	0.6
Non-Operating Corporate
11.50% Senior Secured Notes, due 2021	—	340.4
8.50% Senior Secured Notes, due 2026	330.0	—
7.50% Convertible Senior Notes, due 2022	3.2	55.0
7.50% Convertible Senior Notes, due 2026	51.8	—
LIBOR plus 5.75% Line of Credit	5.0	15.0
	630.8	576.6
Unamortized issuance discount, issuance premium, and deferred financing costs	(4.5)	(15.1)
Less: current portion of debt obligations	(69.5)	(433.6)
Debt obligations	$556.8	$127.9

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2022	$0.1	$115.7	$115.8
2023	—	56.4	56.4
2024	—	107.5	107.5
2025	—	41.3	41.3
2026	—	487.3	487.3
Thereafter	—	—	—
Total minimum principal and interest payments	0.1	808.2	808.3
Less: Amount representing interest	—	(177.5)	(177.5)
Total aggregate finance lease and debt payments	$0.1	$630.7	$630.8

The interest rates on the finance leases range from approximately 2.0% to 10.0%.

Infrastructure

In May 2021, DBMG repaid its LIBOR plus 1.50% revolving line of credit under the Credit and Security Agreement with Wells Fargo Bank ("Revolving Line") and its term loan due 2023 under a financing agreement with TCW Asset Management Company LLC ("TCW Loan"). In addition, DBMG entered into a new credit facility with UMB Bank ("UMB"). Under the terms of the agreement, UMB agreed to a $110.0 million term loan ("UMB Term Loan") and $110.0 million revolving credit agreement ("UMB Revolving Line"). The UMB Term loan expires in 2026 and will bear interest at a rate of 3.25% with an effective interest rate of 3.25%. The UMB Revolving Line expires in 2024 and will bear interest at a rate of Prime Rate minus 1.10%. The proceeds were used to fully repay DBMG's existing debt obligations, fund a portion of the Banker Steel acquisition, and provide additional working capital capacity to DBMG.

The extinguishment of the Revolving Line and the TCW Loan yielded a loss on extinguishment of $1.5 million included in Loss on early extinguishment or restructuring of debt in the Consolidated Statement of Operations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Spectrum

On October 24, 2019, Spectrum issued $78.7 million 364-day secured notes (the "2020 Notes"). The 2020 Notes were comprised of a $36.2 million, 8.50% tranche funded by an affiliate of MSD Partners, L.P. (the “8.50% Note”). The remaining $42.5 million, 10.50% tranche (the “10.50% Note”) was a modification of the existing Secured Note, with certain institutional investors. The 2020 Notes had an original maturity date of October 2020, and were amended multiple times during 2020 as further described below. The net proceeds from the financing were used to retire Broadcasting’s existing debt, as well as fund pending acquisitions, working capital and general corporate purposes. In connection with the issuance of the 10.50% Note due 2020, Spectrum issued warrants to the same institutional investors to purchase 50,000 shares of common stock at $176.4 per share for a total purchase price of $8.8 million, or net settled, if exercised as of the issuance date, and as may be adjusted at any future exercise of the warrant pursuant to its terms. The warrant has a five-year term and is immediately exercisable.

In February 2020, Spectrum amended its agreement governing its 8.50% Note funded by MSD Partners, L.P., increasing the principal balance to $39.3 million. The proceeds were used to repay principal and interest on existing debt. In August 2020, Spectrum modified its agreement with MSD Partners, L.P. and Great American Life Insurance Company to extend the maturity on its 8.50% Note and 10.50% Note to October 2021. In September 2020, Spectrum further amended its agreement governing its 8.50% Note, increasing the principal balance by $4.0 million to $43.3 million. The proceeds were used to repay principal and interest on existing debt and for general business purposes. In November 2020, Spectrum paid down $2.9 million of its 8.50% Note and $3.0 million on other various notes. In December 2020, Spectrum paid down $21.0 million and $9.6 million of its 8.50% Note and 10.50% Note, respectively from the proceeds from the sale of stations.

On August 30, 2021, Broadcasting repurchased $1.0 million of DTV's outstanding notes payable, inclusive of accrued interest, to certain institutional investors. Also on August 30, 2021, DTV extended its remaining outstanding notes by 60 days.

On October 21, 2021, Broadcasting entered into the Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement (the “Amendment”), which, among other things, extended $52.2 million of its Senior Secured Notes, due October 21, 2021, through November 30, 2022. Concurrently, Broadcasting completed the last of a series of repurchases of all the outstanding secured notes, inclusive of accrued interest, of DTV America Corporation (“DTV”) for a total consideration of $6.2 million using a combination of cash on hand and proceeds from the sales on non-core assets.

On October 26, 2021, Broadcasting repurchased the outstanding convertible promissory notes of DTV for a total consideration of $0.7 million using proceeds from the sales of non-core assets. Subsequent to these acquisitions, DTV’s debt is held by Broadcasting and eliminated in consolidation.

The extinguishment of DTV's debt yielded a loss on extinguishment of $1.0 million included in Loss on early extinguishment or restructuring of debt in the Consolidated Statement of Operations.

Non-Operating Corporate

On February 1, 2021, INNOVATE repaid its 2021 Senior Secured Notes and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due 2026 (the "2026 Senior Secured Notes"). In addition, the Company entered into exchange agreements with certain holders of approximately $51.8 million aggregate principal amount of its existing $55.0 million 7.50% convertible senior notes due 2022 (the "2022 Convertible Notes"), pursuant to which the Company exchanged such holders' 2022 Convertible Notes for newly issued 7.50% convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Senior Secured Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Company accounted for the transactions under the debt extinguishment model as the present value of cash flows under the terms of the 2026 Senior Secured Notes and 2026 Convertible Notes was at least 10% different from the present value of the remaining cash flows under the 2021 Senior Secured Notes and the 2022 Convertible Notes.

The extinguishment of the 2021 Senior Secured Notes yielded a loss on extinguishment of $4.5 million. The extinguishment of the $51.8 million of 2022 Convertible Notes yielded a loss on extinguishment of $5.5 million, an acceleration of the amortization of discount of $5.3 million, and extinguishment of the bifurcated conversion option classified as equity of $7.7 million.

2021 Senior Secured Notes

The Senior Secured Notes were issued under an indenture dated November 20, 2018, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"). The Senior Secured Notes were issued at 98.75% of par with a stated interest rate of 11.50% and an effective interest rate of 13.20%, which reflects a discount of $5.9 million.

In March 2020, with the cash proceeds from the sale of GMSL, INNOVATE redeemed $76.9 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. INNOVATE recognized $5.4 million in extinguishment loss related to the redemption of its Senior Secured Notes, which is included in Loss on early extinguishment or restructuring of debt in our Consolidated Statement of Operations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In June 2020, with the cash proceeds from the partial sale of New Saxon's interest in HMN, INNOVATE redeemed $50.6 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. INNOVATE recognized $3.4 million in extinguishment loss related to this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Consolidated Statement of Operations.

In October 2020, INNOVATE redeemed an additional $2.1 million of its Senior Secured Notes at a price equal to 104.5% of the principal amount plus accrued interest through the redemption date. INNOVATE recognized $0.1 million in extinguishment loss related to this redemption, which is included in Loss on early extinguishment or restructuring of debt in our Consolidated Statement of Operations.

2026 Senior Secured Notes

The 2026 Senior Secured Notes were issued under an indenture dated February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"). The 2026 Senior Secured Notes were issued at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees.

2022 Convertible Notes

The Convertible Notes were issued under a separate indenture dated November 20, 2018, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The Convertible Notes were issued at 100% of par with an effective interest rate of 17.60%, which reflects the $12.6 million discount and $2.0 million of deferred financing fees.

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

At December 31, 2020, the Convertible Notes had a net carrying value of $48.1 million and an unamortized discount of $6.0 million. Based on the closing price of our common stock of $3.26 on December 31, 2020, the if-converted value of the Convertible Notes did not exceed its principal value. For the year ending December 31, 2020, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible Notes was $4.1 million.

At December 31, 2021, the Convertible Notes had a net carrying value of $3.1 million and an unamortized discount of $0.1 million. Based on the closing price of our common stock of $3.71 on December 31, 2021, the if-converted value of the Convertible Notes did not exceed its principal value. For the year ending December 31, 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible Notes was $0.6 million.

2026 Convertible Notes

The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes were issued at 100% of par with a stated interest rate of 7.50%. The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes have an effective interest rate of 3.21%, which reflects the $12.3 million premium and $1.1 million of deferred financing fees.

Each $1,000 of principal of the 2026 Convertible Notes will initially be convertible into 234.2971 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.27 per share, subject to adjustment upon the occurrence of specified events.

At December 31, 2021, the 2026 Convertible Notes had a carrying value of $61.2 million and an unamortized premium of $10.4 million. Based on the closing price of our common stock of $3.71 on December 31, 2021, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For the year ended December 31, 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of discount net of premium was $3.6 million and $1.7 million, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Restricted Payments. The Secured Indenture contains specific covenants which restrict the Company's ability and the ability of its restricted subsidiaries (as defined in the Secured Indenture) to incur certain additional indebtedness; make certain dividends, distributions, investments and other restricted payments; repay certain debt; sell certain assets; or enter into certain transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. At December 31, 2021, the Company was in compliance with all covenants contained in the 2026 Senior Secured Notes.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

Conversion Rights. The 2022 Convertible Notes are convertible into shares of the Company’s common stock based on a conversion rate of 234.2971 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $4.27 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the indenture governing the 2022 Convertible Notes) or the Company’s delivery of a notice of redemption for the 2022 Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of The New York Stock Exchange, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Conversion Rights. The 2026 Convertible Notes are convertible into shares of the Company’s common stock based on an initial conversion rate of 234.2971 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $4.27 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the Convertible Indenture) or the Company’s delivery of a notice of redemption for the 2026 Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of The New York Stock Exchange, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

Events of Default. The Convertible Indenture contains customary events of default which could, subject to certain conditions, cause the Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

Lender. MSD PCOF Partners IX, LLC (“MSD”)

Maturity. The Revolving Credit Agreement matures on February 23, 2024.

Ranking. Obligations under the Revolving Credit Agreement constitute a First-Out Debt, as defined in the Secured Indenture, and are secured on a pari passu basis with the 2026 Senior Secured Notes.

Collateral: As provided under a Collateral Trust Joinder, the lender was added as a secured party to the Collateral Trust Agreement, and accordingly the pari passu obligations and commitments under the Revolving Credit Agreement are secured equally and ratably by the collateral of the Secured Notes.

INNOVATE is in compliance with its debt covenants as of December 31, 2021.

10. Supplementary Financial Information

Contracts in Progress

Contract assets and contract liabilities and recognized earnings consist of the following (in millions):

	December 31, 2021	December 31, 2020

Costs incurred on contracts in progress	$2,161.5	$752.9
Estimated earnings	316.4	139.0
Contract revenue earned on uncompleted contracts	2,477.9	891.9
Less: progress billings	2,438.4	838.5
	$39.5	$53.4

The above is included in the accompanying consolidated balance sheet under the following line items:
Contract assets	$118.6	$86.6
Contract liabilities	(79.1)	(33.2)
	$39.5	$53.4

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Inventory

Inventory consists of the following (in millions):

	December 31, 2021	December 31, 2020

Raw materials and consumables	$14.3	$8.7
Work in process	1.2	—
Finished goods	1.5	1.2
Total inventory	$17.0	$9.9

Investments

Carrying values of other invested assets were as follows (in millions):

	December 31, 2021			December 31, 2020
	Measurement Alternative(1)	Equity Method	Total	Measurement Alternative(1)	Equity Method	Total
Common stock	$—	$2.1	$2.1	$—	$2.5	$2.5
Preferred stock	—	7.5	7.5	—	15.4	15.4
Fixed maturities	0.5	—	0.5	0.5	—	0.5
Put option	11.3	—	11.3	11.3	—	11.3
Equity method securities	—	34.6	34.6	—	25.7	25.7
Total	$11.8	$44.2	$56.0	$11.8	$43.6	$55.4
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

December 31, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$626.3	$648.2	$—	$648.2	$—
Total liabilities not accounted for at fair value	$626.3	$648.2	$—	$648.2	$—

December 31, 2020			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$560.7	$579.2	$—	$579.2	$—
Total liabilities not accounted for at fair value	$560.7	$579.2	$—	$579.2	$—
(1) Excludes certain lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Carrying amounts of the Company's long-term obligations of $626.3 million and $560.7 million for the years ending December 31, 2021 and December 31, 2020 are inclusive of $(4.5) million and $(15.1) million of Unamortized issuance discount, issuance premium, and deferred financing costs. See Footnote 9. Debt Obligations for further information.

Equity Method Investments

For the year ended December 31, 2021, certain investments subject to Regulation S-X Rule 4-08(g) held by the Company in aggregate have met the significance criteria as defined under SEC guidance. In accordance with Rule 8-03(b)(3) of Regulation S-X, the Company must assess whether its equity method investment is a significant equity method investment. In evaluating the significance of this investment, the Company performed the income, asset, and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the income test, the Company’s proportionate share of its equity method investee's aggregated net income exceeded the applicable threshold of 20%, and accordingly it is required to provide summarized income statement information for this investee for all periods presented. The Company's share of net loss from its equity method investment totaled $2.8 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively.

The following tables provide summarized financial information for the Company's equity method investments (in millions):

	December 31, 2021	December 31, 2020

Assets	$604.5	$524.2
Liabilities	481.5	405.9
Equity	$123.0	$118.3

	Years Ended December 31,
	2021	2020
Total revenues	$624.1	$468.2
Gross profit	$95.5	$82.7
Income from continuing operations	$11.5	$11.1
Net income	$6.4	$6.8

Other Non-Current Assets

The following tables provide information relating to Other non-current assets (in millions):

	December 31, 2021	December 31, 2020

Right of use asset	$69.6	$39.8
Other	3.7	2.4
Total other non-current assets	$73.3	$42.2

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	December 31, 2021	December 31, 2020

Accrued expenses and other current liabilities	$24.5	$27.9
Accrued payroll and employee benefits	38.9	34.7
Accrued interest	29.6	13.9
Accrued income taxes	0.4	0.6
Total accrued liabilities	$93.4	$77.1

Other Non-Current Liabilities

The following tables provide information relating to Other non-current liabilities (in millions):

	December 31, 2021	December 31, 2020

Lease liability, net of current portion	$58.5	$31.6
Other	4.8	8.2
Total other non-current liabilities	$63.3	$39.8

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
11. Leases

Operating lease right-of-use-assets and finance leases are recognized in the Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of December 31, 2021 and December 31, 2020, lease right-of-use assets and lease liabilities consist of the following (in millions):

	December 31, 2021	December 31, 2020

Right-of-use assets:
Operating lease (Other non-current assets)	$69.6	$39.8
Finance lease (Property, plant and equipment, net)	0.2	0.9
Total right-of-use assets	$69.8	$40.7

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$15.5	$11.2
Non-current portion of operating lease (Other non-current liabilities)	58.5	31.6
Finance lease (Debt obligations)	0.1	0.8
Total lease liabilities	$74.1	$43.6

The tables below present financial information associated with the Company's leases. This information is presented as of, and for the years ended December 31, 2021 and 2020. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2022 and 2045. In addition, for the year ended December 31, 2021, the Company recorded an impairment of the right-of-use assets totaling $2.1 million in Other operating loss (gain).

For the years ended December 31, 2021 and 2020, the Company recorded short-term lease costs totaling $19.2 million and $18.0 million, respectively. The Company is expected to incur $9.9 million future short-term lease costs for the year ended December 31, 2022.

The following table summarizes the components of lease expense for the year ended December 31, 2021 and 2020 (in millions):

	Years Ended December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$0.8	$0.9
Interest on lease liabilities	—	0.1
Net finance lease cost	0.8	1.0
Operating lease cost	21.7	14.0
Variable lease cost	0.5	0.2
Sublease income	(0.5)	—
Total lease cost	$22.5	$15.2

Cash flow information related to leases for the years ended December 31, 2021 and 2020 is as follows (in millions):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$0.1
Financing cash flows from finance leases	$0.7	$0.7
Operating cash flows from operating leases	$21.9	$13.9
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$0.1	$0.1
Operating leases	$48.3	$15.6

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
As of December 31, 2021 and December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	December 31, 2021	December 31, 2020

Weighted-average remaining lease term (years) - operating lease	7.5	4.0
Weighted-average remaining lease term (years) - finance lease	2.3	1.1
Weighted-average discount rate - operating lease	5.4%	6.3%
Weighted-average discount rate - finance lease	4.2%	9.0%

As of December 31, 2021, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2022	$18.7	$0.1
2023	16.4	—
2024	11.6	—
2025	8.3	—
2026	5.5	—
Thereafter	30.7	—
Total future lease payments	91.2	0.1
Less: Present values	(17.2)	—
Total lease liability balance	$74.0	$0.1

In November 2021, INNOVATE Corp. entered into a ten-year lease agreement for a special purpose space in West Palm Beach, Florida. The new lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to 3% annual upward adjustments, with total square footage of 20,950. The new lease also provides for the Company to receive an allowance from the Landlord of $2.1 million to be used toward costs to design, engineer, install, supply and to construct improvements which is payable at the end of the lease. The future lease payments and the allowance are not yet recorded on our consolidated balance sheet. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin no later than November 2023.

Also in November 2021, the Company entered into a three-year lease agreement for office space in West Palm Beach, Florida. The lease commencement date was November 15, 2021, and requires monthly lease payments of approximately $12.5 thousand over the entire lease term, subject to a 3% annual upward adjustment, with total square footage of 2,723. The future lease payments and corresponding right of use asset of $0.4 million were recorded on our consolidated balance sheet as a lease liability.

In December 2021, the Company entered into a five-year lease agreement with an option to extend the lease for another five years for office space in West Palm Beach, Florida. The new lease has not commenced yet, but will require future monthly lease payments of approximately $0.14 million over the entire lease term, subject to 3% annual upward adjustment, with total square footage of 15,786. The future lease payments are not yet recorded on our consolidated balance sheet, as the building is still under construction. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in the fourth quarter of 2023.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
12. Income Taxes

The provisions expense for income taxes for the years ended December 31, 2021 and 2020 were as follows (in millions):

	Years Ended December 31,
	2021	2020
Current: Federal	$0.1	$(10.6)
State	1.8	1.5
Foreign	1.8	9.5
Subtotal Current	3.7	0.4
Deferred: Federal	0.8	3.1
State	0.2	0.1
Foreign	0.9	3.4
Subtotal Deferred	1.9	6.6
Income tax expense	$5.6	$7.0

The US and foreign components of income (loss) from continuing operations before income taxes for the years ended December 31, 2021 and 2020 were as follows (in millions):

	Years Ended December 31,
	2021	2020
US	$(89.7)	$(125.0)
Foreign	9.0	78.3
Loss from continuing operations before income taxes	$(80.7)	$(46.7)

The provisions expense for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items for the years ended December 31, 2021 and 2020 (in millions):

	Years Ended December 31,
	2021	2020
Tax provision (benefit) at federal statutory rate	$(17.0)	$(9.8)
Permanent differences	0.4	0.2
State tax, net of federal benefit	(1.6)	(6.9)
Foreign rate differential	0.4	0.2
Executive and stock compensation	0.4	1.2
Increase (decrease) in valuation allowance	(0.6)	24.3
Transaction costs	0.5	0.5
Return to provision	3.3	5.6
Rate Change	20.2	(3.0)
Transition to the Coronavirus Aid, Relief, and Economic Security Act	—	(10.9)
Withholding Tax Expense	—	7.3
Gain/loss on sale or deconsolidation of a subsidiary	—	(5.8)
Outside Basis Difference	0.9	(0.9)
Contingent Liability	—	2.2
AOCI Recycling	—	2.1
Other	1.6	1.3
Equity Income/Loss	(1.1)	(0.6)
Derivative	(1.8)	—
Income tax (benefit) expense	$5.6	$7.0

The income tax expense as of December 31, 2021 is $5.6 million. The amount recorded primarily relates to tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
The income tax expense was $7.0 million for the years ended December 31, 2020. The amount recorded primarily relates to tax expense incurred in China from the partial sale of HMN and the tax expense as calculated under ASC 740 for taxpaying entities which was mostly offset by a tax benefit from the carryback of net operating losses at the Insurance segment as a result of the enactment of the Coronavirus Aid, Relief, and Economic Security Act. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses were reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances are comprised of the following as of December 31, 2021 and 2020 (in millions):

	December 31,
	2021	2020
Net operating loss carryforwards	$63.8	$77.0
Basis difference in fixed assets	0.7	0.8
Deferred compensation	6.7	6.6
Sec. 163(j) Carryforward	58.1	58.6
Lease liability	20.9	13.0
Other deferred tax assets	13.4	20.5
Total deferred tax assets	163.6	176.5
Valuation Allowance	(102.8)	(115.5)
Total net deferred tax assets	60.8	61.0

Basis difference in fixed assets	(14.1)	(22.1)
Right of use assets	(19.8)	(12.1)
Basis difference in intangibles	(26.1)	(22.2)
Other deferred tax liabilities	(6.9)	(8.6)
Total deferred tax liabilities	(66.9)	(65.0)

Net deferred tax liabilities	$(6.1)	$(4.0)

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

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the INNOVATE Corp. U.S. consolidated tax group (“the group”) for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2021 which provide negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence now outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.

Valuation allowances have been maintained against deferred tax assets based on losses generated by certain businesses that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return.

At December 31, 2021, the Company has gross U.S. net operating loss carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $164.5 million. The Company expects that approximately $95.7 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2022. This estimate may change based on changes to actual results reported on the 2021 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, the Company has $103.6 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $66.2 million from R2, $33.1 million from DTV America, and other entities of $4.3 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Due to U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. net operating loss carryforwards in the amount of $58.1 million, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $106.4 million, generated prior to 2018 will expire, if unused, by 2037.

Pursuant to the rules under Section 382, the Company believes that it underwent an ownership changes on May 29, 2014 and $46.1 million gross U.S. net operating losses recorded in the consolidated financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million. On November 4, 2015, INNOVATE issued 8.5 million shares of its stock in a primary offering. The Company believes the issuance resulted in a Section 382 ownership change and $31.7 million gross U.S. net operating losses recorded in the consolidated financial statements are subject to IRC Sec. 382.

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

As of December 31, 2021, the Company had foreign operating loss carryforwards of approximately $2.5 million.

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

The Company did not have any unrecognized tax benefits as of December 31, 2021 and 2020 related to uncertain tax positions that would impact the effective income tax rate if recognized. The company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Below is a tabular reconciliation of the total amount of unrecognized tax benefits (in millions):

	December 31,
	2021	2020
Uncertain tax benefits - January 1	$22.9	$—
Gross increases - Tax positions in prior period	—	—
Gross decreases - Tax positions in prior period	(5.3)	—
Gross increases - Tax positions in current period	—	22.9
Settlement	—	—
Lapse in statute of limitations	—	—
Uncertain tax benefits - December 31	$17.6	$22.9

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2020 remain open for examination.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
13. Commitments and Contingencies

Future minimum purchase obligations as of December 31, 2021 were as follows (in millions):

2022	$347.1
2023	29.8
2024	1.4
2025	—
2026	—
Thereafter	—
Total obligations	$378.3

The Company’s future minimum purchase obligations are primarily for materials and subcontractor costs to be used in its construction projects. The amounts are fixed and determinable and do not include variable components.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Consolidated Financial Statements. The Company records a liability in its Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's Consolidated Financial Statements. Any legal or other expenses associated with the litigation are accrued for as the expenses are incurred.

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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, PTGi International Carrier Services Ltd. (“PTGi-ICS Ltd”), received notices from Her Majesty’s Revenue and Customs office in the U.K. (the "HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years. On February 15, 2022, the Upper Tribunal (Tax and Chancery) Chamber (the "Tax Tribunal") found in favor of PTGi-ICS Ltd. HMRC has acknowledged that it will not appeal the Tax Tribunal’s decision and it must pay reasonable legal fees incurred by PTGi-ICS Ltd. While repayment of the outstanding VAT payment is expected to be made soon, the Company shall separately pursue reimbursement of legal fees.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a putative stockholder class action and derivative complaint in the Delaware Court of Chancery (the "Court") against INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and certain of DBMG’s current and former officers and directors, including current and former INNOVATE officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with INNOVATE, the “INNOVATE Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that the Company, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to the Company. FVI challenges the following transactions: (i) DBMG’s payments to the Company from 2016–present pursuant to a Tax Sharing Agreement between DBMG and the Company; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by the Company; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting. On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: the Company’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants moved to dismiss the Amended Complaint on April 23, 2021. The Court heard argument on the motions to dismiss on January 21, 2022. Ruling from the bench, the Court granted Defendants’ motions to dismiss, in part. The Court dismissed all claims against all individual defendants other than Ronald Yagoda, including all claims against AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt. As to the two remaining defendants—INNOVATE Corp. and Ronald Yagoda—the Court dismissed all claims regarding (i) DBMG acting as a guarantor or providing collateral for loans taken on by the Company; (ii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iii) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting; and (iv) DBMG’s payments to the Company in 2016 and May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company. The Company believes the surviving claims in the FVI Amended Complaint relating to (i) DBMG’s payments to the Company after May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company and (ii) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial are without merit, and the Company intends to vigorously defend this litigation.

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Phillip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. Defendants moved to dismiss the amended complaint in its entirety on August 25, 2021, and the parties completed briefing on the motions to dismiss on November 10, 2021. The Court will hear argument on the motions to dismiss on March 29, 2022. The Company believes the allegations in the amended complaint are without merit and the INNOVATE-related defendants intend to move to dismiss the amended complaint. The Company intends to vigorously defend this litigation.

Separation from Philip A. Falcone
The Company has engaged in ongoing negotiations with Philip A. Falcone, the former Chairman, President and Chief Executive Officer of the Company, regarding his separation. On December 18, 2020, Mr. Falcone filed a demand for arbitration against the Company with the American Arbitration Association ("AAA"). The Company filed its Answering Statement and Counterclaims with the AAA on March 5, 2021. The Company contends that the claims in Mr. Falcone’s demand are without merit and that the Company has both factual and legal defenses. Mr. Falcone filed his Answer to the Company’s Counterclaims on March 19, 2021. The Company and Mr. Falcone mediated on July 14, 2021, and on July 19, 2021, both the Company and Mr. Falcone accepted the mediator’s proposal, and the Company has reserved for an amount consistent with the mediator’s proposal. The parties executed an agreement on January 31, 2022 memorializing the terms of their settlement. The Company paid the settlement amount in February 2022 in accordance with the agreement except for a portion of the amount that will be paid following court approval. The settlement reached was consistent with the amount accrued for.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Books and Records Demand

On July 28, 2021, the Company received a demand from a company stockholder pursuant to 8 Del. C. § 220 to inspect books and records of the Company relating to, among other things, the Company's sale of its Insurance segment. The Company has responded to the demand and cannot determine at this time if the books and records demand will lead to litigation.

14. Share-based Compensation

On April 11, 2014, INNOVATE’s Board of Directors adopted the INNOVATE Corp. Omnibus Equity Award Plan (the "2014 Plan"), which was originally approved at the annual meeting of stockholders held on June 12, 2014. On April 21, 2017, the Board of Directors, subject to stockholder approval, adopted the Amended and Restated 2014 Omnibus Equity Award Plan (the "Restated 2014 Plan"). The Restated 2014 Plan was approved by INNOVATE's stockholders at the annual meeting of stockholders held on June 14, 2017. Subject to adjustment as provided in the Restated 2014 Plan, the Restated 2014 Plan authorizes the issuance of 3,500,000 shares of common stock of INNOVATE, plus any shares that again become available for awards under the 2014 Plan, plus any shares that again become available for awards under the Restated 2014 Plan.

On April 20, 2018, the Board of Directors, subject to stockholder approval, adopted the Second Amended and Restated 2014 Omnibus Equity Award Plan (the "Second A&R 2014 Plan"). The Second A&R 2014 Plan was approved by INNOVATE's stockholders at the annual meeting of stockholders held on June 13, 2018. Subject to adjustment as provided in the Second A&R 2014 Plan, the Second A&R 2014 Plan authorizes the issuance of up to 3,500,000 shares of common stock of INNOVATE plus any shares that again become available for awards under the 2014 Plan or the Amended 2014 Plan.

The Second A&R 2014 Plan provides that no further awards will be granted pursuant to the Amended 2014 Plan. However, awards previously granted under either the 2014 Plan or the Amended 2014 Plan will continue to be subject to and governed by the terms of the 2014 Plan and Amended 2014 Plan, respectively. The Compensation Committee of INNOVATE's Board of Directors administers the 2014 Plan, the Amended 2014 Plan and the Second A&R 2014 Plan and has broad authority to administer, construe and interpret the plans.

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

The Company granted zero and 143,096 options during the year ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, the weighted average fair value at date of grant for options granted was $1.47 per option.

Year Ended December 31,
2020
Expected option life (in years)	4.3 years
Risk-free interest rate	0.24%
Expected volatility	62.23%
Dividend yield	—%

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.4 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.

All grants are time based and vest either immediately or over a period established at grant, typically with a requisite service period of two to three years for the employee to vest in the stock-based award, subject to discretion by Compensation Committee of the Board of Directors. There are no other substantive conditions for vesting. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures, using the straight-line basis.

The Company was authorized to issue approximately 2.2 million and 4.8 million shares for awards for the years ended December 31, 2021 and 2020, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2019	2,213,775	$5.12
Granted	1,152,202	$2.74
Vested	(2,258,905)	$4.08
Forfeited	(478,639)	$5.87
Unvested - December 31, 2020	628,433	$3.93
Granted	593,458	$3.81
Vested	(514,543)	$3.89
Forfeited	(151,469)	$4.13
Unvested - December 31, 2021	555,879	$3.79

At December 31, 2021, the total unrecognized stock-based compensation expense related to unvested restricted stock was $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 1.8 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2019	7,067,592	$6.52
Granted	143,096	$2.62
Exercised	—	$—
Forfeited	(142,503)	$5.45
Expired	(2,328,327)	$9.18
Outstanding - December 31, 2020	4,739,858	$5.13
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(23,999)	$5.31
Outstanding - December 31, 2021	4,715,859	$5.13

Eligible for exercise	4,714,509	$5.13

At December 31, 2021, the intrinsic value and average remaining life of the Company's outstanding options were $0.2 million and approximately 2.6 years, and intrinsic value and average remaining life of the Company's exercisable options were $0.2 million and approximately 2.6 years. The maximum contractual term of the Company's exercisable options is approximately 10 years.

At December 31, 2021, the total unrecognized stock-based compensation expense related to unvested stock options was $0.1 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 0.2 years. There are 1,350 unvested stock options expected to vest, with a weighted average remaining life of 7.2 years, a weighted average exercise price of $2.62, and an intrinsic value of $0.1 million.

15. Equity

Rights Offering

On September 9, 2020, INNOVATE announced its intention to commence a rights offering (the “Rights Offering”), pursuant to which each holder of its outstanding common stock and participating preferred stock would receive transferable subscription rights entitling such stockholder to purchase shares of INNOVATE’s common stock at a subscription price equal to $2.27 per share based on the last sale price for our common stock on the trading day prior to September 9, 2020.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
On the same date, INNOVATE entered into an investment agreement (the "Investment Agreement") with Lancer Capital LLC ("Lancer Capital"), an investment fund led by Avram Glazer, the Chairman of our Board of Directors, pursuant to which Lancer Capital agreed to purchase up to $35.0 million of Series B Preferred Stock (as defined below) in connection with the Rights Offering based on subscription participation of common shareholders (the "Backstop Commitment"). The Investment Agreement provides for an advance of up to $10.0 million of the Backstop Commitment at the option of the Company.

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

Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement. The Backstop Commitment is defined as a financial instrument and measurable at fair value on each reporting period. INNOVATE used both market observable inputs and unobservable data to derive the fair value as of the reporting date. The Backstop Commitment was classified as Level 3. Fair value for the Backstop Commitment as of September 30, 2020, was zero. The Backstop Commitment ceased upon the consummation of the Rights Offering.

On November 20, 2020, INNOVATE's stockholders voted to approve (i) an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock of the Company to 160,000,000 shares and (ii) the conversion of up to 35,000 shares of Series B preferred stock of the Company in connection with the Company’s Rights Offering.

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

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31, 2021	December 31, 2020

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A shares issued and outstanding(1)	—	6,375
Series A-2 shares issued and outstanding(1)	—	4,000
Series A-3 shares issued and outstanding	6,125	—
Series A-4 shares issued and outstanding	10,000	—
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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

For the year ended December 31, 2021, 119,784 and 13,477 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements. For the year ended December 31, 2020, 278,194 and 31,379 shares of the Company's common stock have been issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements.

The fair value of the Additional Share Consideration for the year ended December 31, 2021 was valued by the Company at $0.3 million and for the year ended December 31, 2020 was valued by the Company at $0.8 million on the date of issuance and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

On May 29, 2021, pursuant to the terms of the Additional Share Consideration, the final Participating Dividend payments were made to Luxor and Corrib.

Redemption and Conversion of Series A and A-2 Shares

On May 29, 2021, pursuant to the Certificate of Designation, holders of the Series A and A-2 Preferred Stock caused the Company to redeem the Series A and A-2 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A and A-2 Preferred Stock), of which $10.4 million was paid in cash to holders of the Series A and A-2 Preferred Stock. Each share of Series A and A-2 Preferred Stock that was not so redeemed was automatically converted into shares of common stock at the conversion price then in effect, of which 50,410 shares of the Company's common stock were issued in lieu of cash to holders of the Series A Preferred Stock. In connection with the Stock Purchase Agreement, CGI, formerly a wholly owned subsidiary of the Company, entered into a letter agreement with the Company to not redeem at maturity or seek redemption of 6,125 shares of the Company's Series A and 10,000 shares of the Company's Series A-2 Preferred Stock with a combined redemption value of $16.1 million with a current fair value as of December 31, 2021 of $18.8 million.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Subsequent Measurement. The Company has elected to account for the Series A-3 and Series A-4 Preferred Stock by immediately recognizing changes in the redemption value as they occur. The carrying value of the Series A-3 and Series A-4 Preferred Stock will be adjusted to equal what the redemption amount would be as if the redemption were to occur at the end of the reporting period as if it were also the redemption date for the Series A-3 and Series A-4 Preferred Stock. Any cash dividends paid will directly reduce the carrying value of the Series A-3 and Series A-4 Preferred Stock until the carrying value equals the redemption value. The Company has a history of paying dividends on its preferred stock and expects to continue to pay such dividends each quarter.

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

At December 31, 2021, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Preferred Share Dividends

During the year ended December 31, 2021 and 2020, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, excluding the Series A and Series A-2 Preferred Stock which was owned by CGIC and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021, as presented in the following table (in millions):

2021

Declaration Date	March 31, 2021	May 29, 2021	September 30, 2021	December 31, 2021
Holders of Record Date	March 31, 2021	May 29, 2021	September 30, 2021	December 31, 2021
Payment Date	April 15, 2021	June 4, 2021	October 15, 2021	January 15, 2022
Total Dividend	$0.2	$0.1	$0.3	$0.3

2020

Declaration Date	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Holders of Record Date	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Payment Date	April 15, 2020	July 15, 2020	October 15, 2020	January 15, 2021
Total Dividend	$0.2	$0.2	$0.2	$0.2

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

Subsequent Measurement. The DBMGi Series A Preferred Stock will be subsequently measured each reporting period at its maximum redemption value, which is equal to the stated value plus all accrued, accumulated and unpaid dividends as of the end of each reporting period as they are currently redeemable. The Company pays accrued dividends quarterly in cash (with an option to PIK), and there will likely not be any subsequent measurement adjustments recorded to the initial carrying amount. As such no accretion will be recognized until future dividend payments would otherwise reduce the carrying value below its redemption value. In such a case, the Company will adjust the carrying value to its maximum redemption amount.

During the year ending December 31, 2021, DBMGi's Board of Directors declared cash dividends with respect to DBMGi’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2021

Declaration Date	September 30, 2021	December 31, 2021
Holders of Record Date	September 30, 2021	December 31, 2021
Payment Date	October 15, 2021	January 15, 2022
Total Dividend	$0.8	$0.9

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
16. Related Parties

Non-Operating Corporate

Pansend Life Sciences, LLC ("Pansend") has an investment in Triple Ring Technologies, Inc. ("Triple Ring"). A subsidiary of INNOVATE utilized the services of Triple Ring, incurring zero and $1.0 million in services for the years ended December 31, 2021 and 2020, respectively.

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

During the year ended December 31, 2021, and subsequent to the sale of CGIC on July 1, 2021, to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of December 31, 2021, a beneficial owner of approximately 6.6% of the Company's outstanding common stock who has also served as executive chairman of Continental since October 2020, INNOVATE's Board of Directors declared cash dividends of $0.6 million to CGIC with respect to INNOVATE’s issued and outstanding Preferred Stock, and DBMGi's Board of Directors declared cash dividends of $1.7 million to CGIC with respect to DBMGi’s issued and outstanding Preferred Stock.

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.2 million. For the year ended December 31, 2021, and 2020, DBMG incurred lease expense of $55 thousand and zero, respectively.

Banker Steel has leased two planes from Banker Aviation LLC, a related party that is owned by Donald Banker, a related party, with monthly lease payments of $0.2 million and a total lease liability of $3.6 million. For the year ended December 31, 2021, and 2020, DBMG incurred lease expense of $1.0 million and zero, respectively.

Banker Steel also has a subordinated note payable of $6.3 million to Donald Banker, a related party, that has a maturity date of June 30, 2024 at a 11% interest rate. For the year ended December 31, 2021, and 2020, DBMG incurred interest expense of $0.4 million and zero, respectively. Refer to Footnote 9. Debt Obligations to our Consolidated Financial Statements for additional information.

Life Sciences

During 2021, R2 Technologies paid $0.4 million of a milestone payment to Blossom Innovations, LLC, a related party.

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

		Years Ended December 31,
	Segment	2021	2020
Customer A	Infrastructure	13.9%	*
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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Summary information with respect to the Company’s operating segments is as follows (in millions):

	Years Ended December 31,
	2021	2020
Revenue
Infrastructure	$1,159.7	$676.6
Life Sciences	3.5	—
Spectrum	42.0	40.3
Total revenue	$1,205.2	$716.9

	Years Ended December 31,
	2021	2020
Income (loss) from operations
Infrastructure	$35.2	$20.5
Life Sciences	(19.9)	(16.9)
Spectrum	(0.8)	(2.2)
Other	(2.0)	(2.7)
Non-operating Corporate	(23.1)	(27.0)
Total loss from operations	$(10.6)	$(28.3)

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Years Ended December 31,
	2021	2020
Loss from operations	$(10.6)	$(28.3)
Interest expense	(59.1)	(74.8)
Loss on early extinguishment or restructuring of debt	(12.5)	(9.4)
Loss from equity investees	(2.8)	(3.4)
Other income	4.3	69.2
Loss from continuing operations before income taxes	(80.7)	(46.7)
Income tax expense	(5.6)	(7.0)
Loss from continuing operations	(86.3)	(53.7)
Loss from discontinued operations (including loss on sale of $159.9 million and $44.1 million for the years ended December 31, 2021 and 2020, respectively)	(149.9)	(48.4)
Net loss	(236.2)	(102.1)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	8.7	10.1
Net loss attributable to INNOVATE Corp.	(227.5)	(92.0)
Less: Preferred dividends and deemed dividends from conversions	2.2	3.6
Net loss attributable to common stock and participating preferred stockholders	$(229.7)	$(95.6)

	Years Ended December 31,
	2021	2020
Depreciation and Amortization
Infrastructure	$19.1	$10.7
Infrastructure recognized within cost of revenue	12.2	9.1
Total Infrastructure	31.3	19.8
Life Sciences	0.2	0.1
Spectrum	6.0	6.8
Non-operating Corporate	0.1	0.1
Total depreciation and amortization	$37.6	$26.8

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2021	2020
Capital Expenditures (*)
Infrastructure	$18.3	$5.7
Life Sciences	0.5	0.1
Spectrum	5.3	11.8
Non-operating Corporate	—	0.2
Total	$24.1	$17.8

(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	December 31, 2021	December 31, 2020

Investments
Infrastructure	$0.7	$0.9
Life Sciences	10.2	18.4
Other	45.1	36.1
Total	$56.0	$55.4

	December 31, 2021	December 31, 2020

Equity Method Investees
Infrastructure	$0.7	$0.9
Life Sciences	9.6	17.9
Other	33.9	24.8
Total	$44.2	$43.6

	December 31, 2021	December 31, 2020

Total Assets
Infrastructure	$786.4	$475.8
Life Sciences	22.0	21.4
Spectrum	198.9	213.6
Other	48.0	6,021.3
Non-operating Corporate	25.3	30.1
Eliminations	—	(38.4)
Total	$1,080.6	$6,723.8

18. Basic and Diluted Income (Loss) Per Common Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities. The dilutive effect of options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "if-converted method" as this measurement was determined to be more dilutive between the two available methods in each period.

The Company had no dilutive common share equivalents during the year ended December 31, 2021 and 2020 due to results from continuing operations being a loss, net of tax. The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Years Ended December 31,
	2021	2020
Loss from continuing operations	$(86.3)	$(53.7)
Income (loss) from continuing operations attributable to noncontrolling interest and redeemable noncontrolling interest	7.8	(5.9)
Loss from continuing operations attributable to the Company	(78.5)	(59.6)
Less: Preferred dividends, deemed dividends and repurchase gains	2.2	3.6

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Loss from continuing operations attributable to INNOVATE common stockholders	(80.7)	(63.2)
Loss from discontinued operations	(149.9)	(48.4)
Income from discontinued operations attributable to noncontrolling interest and redeemable noncontrolling interest	0.9	16.0
Loss from discontinued operations, net of tax and noncontrolling interest	(149.0)	(32.4)
Net loss attributable to common stock and participating preferred stockholders	$(229.7)	$(95.6)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	77.1	50.3
Unvested restricted stock	—	—
Preferred stock (as-converted basis)	—	0.4
Total	77.1	50.7

Percentage of loss allocated to:
Common stock	100.0%	99.2%
Unvested restricted stock	—%	—%
Preferred stock	—%	0.8%

Numerator for earnings per share, basic:
Net loss from continuing operations attributable to common stock, basic	$(80.7)	$(62.7)
Net loss from discontinued operations attributable to common stock, basic	$(149.0)	$(32.1)
Net loss attributable to common stock, basic	$(229.7)	$(94.8)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under the if-converted method for convertible instruments	$—	$—

Net loss from continuing operations attributable to common stock, basic	$(80.7)	$(62.7)
Net loss from discontinued operations attributable to common stock, basic	$(149.0)	$(32.1)
Net loss attributable to common stock, basic	$(229.7)	$(94.8)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	77.1	50.3
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	—
Weighted average common shares outstanding - diluted	77.1	50.3

Loss per share - continuing operations
Basic	$(1.05)	$(1.25)
Diluted	$(1.05)	$(1.25)

Loss per share - discontinued operations
Basic	$(1.93)	$(0.63)
Diluted	$(1.93)	$(0.63)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(2.98)	$(1.88)
Diluted	$(2.98)	$(1.88)

19. Subsequent Events

None.