Form 10-Q
period 2022-03-31
INNOVATE Corp.
filed 2022-05-04
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

As of April 30, 2022, 78,432,535 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.
INDEX TO FORM 10-Q

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	Three Months Ended March 31,
	2022	2021
Revenue	$412.8	$171.8
Cost of revenue	363.0	141.3
Gross profit	49.8	30.5
Operating expenses:
Selling, general and administrative	42.6	37.1
Depreciation and amortization	6.9	3.9
Other operating (gain) loss	(0.4)	0.4
Income (loss) from operations	0.7	(10.9)
Other (expense) income:
Interest expense	(12.6)	(21.4)
Loss on early extinguishment or restructuring of debt	—	(10.8)
Loss from equity investees	(0.5)	(2.1)
Other (loss) income	(0.1)	3.4
Loss from continuing operations before income taxes	(12.5)	(41.8)
Income tax expense	(1.6)	(1.1)
Loss from continuing operations	(14.1)	(42.9)
Income from discontinued operations (including gain on disposal of $40.4 million for the three months ended March 31, 2021)	—	51.9
Net (loss) income	(14.1)	9.0
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	1.7	3.6
Net (loss) income attributable to INNOVATE Corp.	(12.4)	12.6
Less: Preferred dividends and deemed dividends from conversions	1.2	0.4
Net (loss) income attributable to common stock and participating preferred stockholders	$(13.6)	$12.2

Loss per common share - continuing operations
Basic	$(0.18)	$(0.51)
Diluted	$(0.18)	$(0.51)

Income per common share - discontinued operations
Basic	$—	$0.66
Diluted	$—	$0.66

(Loss) income per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(0.18)	$0.15
Diluted	$(0.18)	$0.15

Weighted average common shares outstanding:
Basic	77.3	76.9
Diluted	77.3	76.9
See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(14.1)	$9.0
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	0.7	(0.8)
Unrealized loss on available-for-sale securities, net of tax	—	(181.2)
Other comprehensive income (loss)	0.7	(182.0)
Comprehensive loss	(13.4)	(173.0)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	(1.6)	(3.7)
Comprehensive loss attributable to INNOVATE Corp.	$(15.0)	$(176.7)

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$26.4	$45.5
Accounts receivable, net	274.4	247.1
Contract assets	140.6	118.6
Inventory	19.5	17.0
Restricted cash	2.0	2.0
Assets held for sale	1.5	1.5
Other current assets	12.2	10.9
Total current assets	476.6	442.6
Investments	60.2	56.0
Deferred tax asset	3.1	3.0
Property, plant and equipment, net	165.8	169.9
Goodwill	127.5	127.4
Intangibles, net	204.2	208.4
Other assets	74.8	73.3
Total assets	$1,112.2	$1,080.6

Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$200.4	$179.2
Accrued liabilities	86.1	93.4
Current portion of debt obligations	80.1	69.5
Contract liabilities	55.1	79.1
Other current liabilities	19.8	18.3
Total current liabilities	441.5	439.5
Deferred tax liability	9.5	9.1
Debt obligations	601.0	556.8
Other liabilities	63.3	63.3
Total liabilities	1,115.3	1,068.7
Commitments and contingencies
Temporary equity
Preferred stock	18.5	18.8
Redeemable noncontrolling interest	47.7	49.3
Total temporary equity	66.2	68.1
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 at March 31, 2022 and December 31, 2021, respectively
Shares issued: 79,821,751 and 79,225,964 at March 31, 2022 and December 31, 2021, respectively
Shares outstanding: 78,432,535 and 77,836,748 at March 31, 2022 and December 31, 2021, respectively
Additional paid-in capital	330.8	330.6
Treasury stock, at cost: 1,389,216 and 1,389,216 shares at March 31, 2022 and December 31, 2021, respectively	(5.2)	(5.2)
Accumulated deficit	(428.6)	(416.2)
Accumulated other comprehensive income	7.0	6.4
Total INNOVATE Corp. stockholders’ deficit	(95.9)	(84.3)
Noncontrolling interest	26.6	28.1
Total stockholders’ deficit	(69.3)	(56.2)
Total liabilities, temporary equity and stockholders’ deficit	$1,112.2	$1,080.6
See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	0.8	—	—	—	0.8	—	0.8	—
Preferred stock dividend	—	—	(0.8)	—	—	—	(0.8)	(1.3)	(2.1)	(0.3)
Issuance of common stock	0.6	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	0.1	—	—	—	0.1	(0.2)	(0.1)	0.1
Other	—	—	0.1	—	—	—	0.1	—	0.1	—
Net loss	—	—	—	—	(12.4)	—	(12.4)	—	(12.4)	(1.7)
Other comprehensive income	—	—	—	—	—	0.6	0.6	—	0.6	—
Balance as of March 31, 2022	78.4	$0.1	$330.8	$(5.2)	$(428.6)	$7.0	$(95.9)	$26.6	$(69.3)	$66.2

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share based compensation	—	—	0.7	—	—	—	0.7	—	0.7	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	0.2
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Issuance of common stock	0.9	—	0.2	—	—	—	0.2	—	0.2	—
Transactions with noncontrolling interests	—	—	2.4	—	—	—	2.4	(14.5)	(12.1)	3.8
Other	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)	—
Net income (loss)	—	—	—	—	12.6	—	12.6	(1.9)	10.7	(1.7)
Other comprehensive loss	—	—	—	—	—	(181.8)	(181.8)	(0.1)	(181.9)	—
Balance as of March 31, 2021	77.6	$0.1	$355.7	$(5.2)	$(176.1)	$215.1	$389.6	$23.9	$413.5	$18.0

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(14.1)	$9.0
Less: Income from discontinued operations, net of tax	—	51.9
	(14.1)	(42.9)
Adjustments to reconcile net (loss) income to cash provided by operating activities
Share-based compensation expense	0.8	0.5
Depreciation and amortization	10.6	6.2
Amortization of deferred financing costs and debt discount	1.2	7.4
Loss on extinguishment of debt	—	10.8
Loss from equity investees	0.5	2.1
Asset impairment expense	0.1	2.1
Deferred income taxes	0.4	0.6
Other operating activities	0.2	(2.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(25.8)	(0.8)
Contract assets	(22.0)	(8.6)
Other current assets	(1.2)	(1.3)
Other assets	2.0	(0.9)
Accounts payable	20.2	(1.3)
Accrued liabilities	(7.2)	1.9
Contract liabilities	(24.0)	4.1
Other current liabilities	(4.9)	(1.2)
Other liabilities	(0.2)	0.7
Cash used in continuing operating activities	(63.4)	(23.2)
Cash provided by discontinued operating activities	—	20.7
Cash used in operating activities	(63.4)	(2.5)
Cash flows from investing activities
Purchase of property, plant and equipment	(4.6)	(3.2)
Proceeds from disposal of property, plant and equipment	1.8	—
Purchase of investments	(4.5)	—
Cash received from dispositions, net of cash disposed	—	71.2
Other investing activities	(0.1)	(1.6)
Cash (used in) provided by continuing investing activities	(7.4)	66.4
Cash provided by discontinued investing activities	—	1.5
Cash (used in) provided by investing activities	(7.4)	67.9
Cash flows from financing activities
Proceeds from debt obligations	59.8	317.4
Principal payments on debt obligations	(6.2)	(356.5)
Cash received by subsidiary to issue preferred stock	—	10.0
Transactions with noncontrolling interests	—	(1.1)
Other financing activities	(2.4)	(1.4)
Cash provided by (used in) continuing financing activities	51.2	(31.6)
Cash used in discontinued financing activities	—	(4.3)
Cash provided by (used in) financing activities	51.2	(35.9)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.5	(0.3)
Net (decrease) increase in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	(19.1)	29.2
Less: Net increase in cash and cash equivalents from discontinued operations	—	18.3
Net change in cash, cash equivalents and restricted cash	(19.1)	10.9
Cash, cash equivalents and restricted cash, beginning of period	47.5	45.3
Cash, cash equivalents and restricted cash, end of period	$28.4	$56.2

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

INNOVATE Corp. ("INNOVATE" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of debt instruments or noncontrolling equity interest positions. The Company’s shares of common stock trade on the NYSE under the symbol "VATE".

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

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, and an approximately 26% interest in Triple Ring Technologies, Inc ("Triple Ring"), a science and technology co-development company.

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

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH results include the current and prior year equity investment in HMN Technologies Co., Ltd. (“HMN”), its 19% equity method investment, and the discontinued operations of Global Marine Systems Limited ("GMSL"). Also included in the Other segment is the discontinued operations of Beyond6, Inc. ("Beyond6"), and Continental Insurance Group ("CIG").

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
2. Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. For the three months ended March 31, 2022, the results of DBMG, Pansend, Genovel, R2, Broadcasting, and GMH have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

These interim financial statements should be read in conjunction with the Company’s annual Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 9, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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
(Unaudited)
Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	March 31,
	2022	2021
Cash and cash equivalents, beginning of period	$45.5	$43.8
Restricted cash included in other assets	2.0	1.5
Total cash and cash equivalents and restricted cash	$47.5	$45.3

Cash and cash equivalents, end of period	$26.4	$54.2
Restricted cash included in other assets	2.0	2.0
Total cash and cash equivalents and restricted cash	$28.4	$56.2

Cash and cash equivalents classified in Assets held for sale, beginning of period	$—	$195.2
Restricted cash classified in Assets held for sale	—	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$195.4

Cash and cash equivalents classified in Assets held for sale, end of period	$—	$213.7
Restricted cash classified in Assets held for sale	—	—
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$213.7

Supplemental cash flow information:
Cash paid for interest	$18.6	$10.5
Cash paid for taxes, net of refunds	$0.4	$0.7

Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$—	$0.2
Extinguishment of convertible note in exchange	$—	$51.8
Issuance of convertible note in exchange	$—	$(51.8)

Accounting Pronouncements Adopted in the Current Year

There were no new accounting pronouncements adopted during the three months ended March 31, 2022.

Accounting Pronouncements to be Adopted Subsequent to December 31, 2022

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

3. Discontinued Operations

The results of Beyond6 and CIG and the related expenses directly attributable to the entities were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$1.7
Life, accident and health earned premiums, net	—	28.4
Net investment income	—	43.9
Realized/unrealized gains on investments	—	9.5
Total revenue	—	83.5
Cost of revenue	—	0.8
Policy benefits, changes in reserves, and commissions	—	56.1
Selling, general and administrative	—	12.4
Depreciation and amortization	—	(5.9)
Income from operations	—	20.1
Interest expense	—	(0.4)
Gain on sale and liquidation of subsidiaries	—	40.4
Other loss	—	(3.1)
Pre-tax income from discontinued operations	—	57.0
Income tax expense	—	(5.1)
Income from discontinued operations	$—	$51.9

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of March 31, 2022, a beneficial owner of approximately 10.7% of the Company's outstanding common stock (including the convertible preferred stock, on an as-converted basis) who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

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

As a result of the factors described above, combined with the risks associated with the long-term care insurance industry, the Company exited the segment and sold the business resulting in a $200.8 million loss on the sale of CIG in the third quarter of 2021.

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

Assets Held for Sale

As of March 31, 2022 and December 31, 2021, the Company had approximately $1.5 million of other current assets classified in Assets held for sale on the Condensed Consolidated Balance Sheets.

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Infrastructure	$402.2	$161.3
Spectrum	9.8	10.5
Life Sciences	0.8	—
Total revenue	$412.8	$171.8

Accounts receivables, net from contracts with customers consist of the following (in millions):

	March 31, 2022	December 31, 2021

Accounts receivables with customers
Infrastructure	$255.3	$226.8
Spectrum	8.4	9.4
Life Sciences	0.5	0.3
Total accounts receivables with customers	$264.2	$236.5

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2022	2021
Commercial	$238.2	$49.4
Industrial	89.2	40.3
Convention	19.6	9.4
Government	7.4	21.3
Healthcare	26.1	8.9
Transportation	10.0	13.9
Leisure	4.2	7.5
Other	7.2	10.6
Total revenue from contracts with customers	401.9	161.3
Other revenue	0.3	—
Total Infrastructure segment revenue	$402.2	$161.3

Contract assets and contract liabilities consisted of the following (in millions):

	March 31, 2022	December 31, 2021

Cost in excess of billings	$68.6	$68.3
Conditional retainage	72.0	50.3
Contract assets	$140.6	$118.6

Billings in excess of costs	$(101.3)	$(137.6)
Conditional retainage	46.2	58.5
Contract liabilities	$(55.1)	$(79.1)

The change in contract assets is a result of the recording of $96.5 million of contract assets driven by new commercial projects, offset by $74.5 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $40.7 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $64.7 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$503.4	$229.5	$732.9
Industrial	271.8	—	271.8
Transportation	31.6	2.1	33.7
Government	24.0	—	24.0
Leisure	16.3	—	16.3
Healthcare	135.9	4.1	140.0
Convention	127.8	17.9	145.7
Other	2.7	—	2.7
Remaining unsatisfied performance obligations	$1,113.5	$253.6	$1,367.1

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue over the next thirty-six months.

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended March 31,
	2022	2021
Systems and consumables revenue	$0.8	$—
Total Life Sciences segment revenue	$0.8	$—

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended March 31,
	2022	2021
Broadcast station	$4.8	$4.4
Network advertising	3.9	4.7
Network distribution	0.7	0.9
Other	0.4	0.5
Total Spectrum segment revenue	$9.8	$10.5

The transaction price allocated to remaining unsatisfied performance obligations consisted of $4.3 million of broadcast station revenues and $0.1 million of other revenues, of which $2.8 million is expected to be recognized within one year and $1.6 million is expected to be recognized within five years.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Pro Forma Adjusted Summary

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of Banker Steel had occurred on January 1, 2021. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in millions):

Three Months Ended March 31,
2021
Revenue	$287.1
Loss from operations	$(8.6)
Net income attributable to INNOVATE	$13.1

Other Segment

Sale of GMSL

On January 30, 2020, the Company announced that, through its indirect subsidiary, GMH, in which the Company holds an approximately 73% controlling interest, the Company entered into a definitive agreement to sell 100% of the shares of GMSL to Trafalgar AcquisitionCo, Ltd. and an affiliate of J.F. Lehman & Company, LLC. The total base consideration was $250.0 million, subject to customary purchase price adjustments, working capital adjustments, and a potential earn-out of up to $12.5 million at such time, if any, if J.F. Lehman & Company, LLC and its investment affiliates achieve a specified multiple of their invested capital.

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
(Unaudited)
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

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of March 31, 2022, a beneficial owner of approximately 10.7% of the Company's outstanding common stock (including the convertible preferred stock, on an as-converted basis) who has also served as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

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

As a result of the factors described above, combined with the risks associated with the long-term care insurance industry, the Company exited the segment and sold the business resulting in a $200.8 million loss on the sale of CIG in the third quarter of 2021.

See Note 3. Discontinued Operations for further details.

6. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	March 31, 2022	December 31, 2021

Contracts in progress	$255.3	$226.8
Unbilled retentions	0.5	0.4
Trade receivables	8.8	9.9
Other receivables	10.2	10.6
Allowance for doubtful accounts	(0.4)	(0.6)
Total	$274.4	$247.1

7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following (in millions):

	March 31, 2022	December 31, 2021

Equipment, furniture and fixtures, and software	$184.6	$180.7
Building and leasehold improvements	42.0	43.0
Land	23.8	24.1
Construction in progress	8.8	8.9
Plant and transportation equipment	8.2	8.3
	267.4	265.0
Less: Accumulated depreciation	101.6	95.1
Total	$165.8	$169.9

Depreciation expense was $6.4 million and $4.7 million for the three months ended March 31, 2022 and 2021, respectively. These amounts included $3.7 million and $2.3 million of depreciation expense recognized within cost of revenue for the three months ended March 31, 2022 and 2021, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

As of March 31, 2022 and December 31, 2021, the total net book value of equipment under capital leases consisted of $0.1 million and $0.2 million, respectively.

8. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2021	$106.0	$21.4	$127.4
Translation	0.1	—	0.1
Balance at March 31, 2022	$106.1	$21.4	$127.5

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets was as follows (in millions):

	March 31, 2022	December 31, 2021

FCC licenses	$106.4	$106.5
Total	$106.4	$106.5

For the three months ended March 31, 2022 and 2021, the Company recorded impairment charges of $0.1 million and $2.1 million, respectively, in Other operating (gain) loss related to non-core FCC licenses which were sold in order to bring their carrying value equal to the agreed upon sales price prior to the execution of the sale.

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	March 31, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(6.7)	$18.7	$25.4	$(6.3)	$19.1
Customer relationships and contracts	11 years	87.8	(25.1)	62.7	87.7	(21.6)	66.1
Channel sharing arrangements	35 years	12.6	(1.2)	11.4	12.6	(1.1)	11.5
Other	10 years	8.5	(3.5)	5.0	8.5	(3.3)	5.2
Total		$134.3	$(36.5)	$97.8	$134.2	$(32.3)	$101.9

Amortization expense for definite lived intangible assets was $4.2 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization

The Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Estimated Amortization
2022	$12.9
2023	11.6
2024	8.0
2025	7.3
2026	6.8
Thereafter	51.2
Total	$97.8

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
9. Debt Obligations

Debt obligations consist of the following (in millions):

	March 31, 2022	December 31, 2021
Infrastructure
3.25% Note due 2026	103.5	107.2
PRIME minus 1.10% Line of Credit	90.4	30.4
4.00% Note due 2024	22.5	25.0
8.00% Note due 2024	19.6	19.6
11.00% Note due 2024	6.3	6.3
Obligations under finance leases	0.1	0.1
Spectrum
8.50% Note due 2022	19.3	19.3
10.50% Note due 2022	32.9	32.9
Non-Operating Corporate
8.50% Senior Secured Notes, due 2026	330.0	330.0
7.50% Convertible Senior Notes, due 2022	3.2	3.2
7.50% Convertible Senior Notes, due 2026	51.8	51.8
LIBOR plus 5.75% Line of Credit	5.0	5.0
	684.6	630.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(3.5)	(4.5)
Less: current portion of debt obligations	(80.1)	(69.5)
Debt obligations	$601.0	$556.8

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2022	$0.1	$107.8	$107.9
2023	—	57.9	57.9
2024	—	162.8	162.8
2025	—	42.2	42.2
2026	—	471.3	471.3
Thereafter	—	0.1	0.1
Total minimum principal and interest payments	0.1	842.1	842.2
Less: Amount representing interest	—	(157.6)	(157.6)
Total aggregate finance lease and debt payments	$0.1	$684.5	$684.6

The interest rates on the finance leases range from approximately 2.0% to 5.6%.

Infrastructure

In May 2021, DBMG repaid its LIBOR plus 1.50% revolving line of credit under the Credit and Security Agreement with Wells Fargo Bank and its term loan due 2023 under a financing agreement with TCW Asset Management Company LLC. In addition, DBMG entered into a new credit facility with UMB Bank ("UMB"). Under the terms of the agreement, UMB agreed to a $110.0 million term loan ("UMB Term Loan") and $110.0 million revolving credit agreement ("UMB Revolving Line"). The UMB Term loan expires in 2026 and will bear interest at a rate of 3.25% with an effective interest rate of 3.25%. The UMB Revolving Line expires in 2024 and will bear interest at a rate of Prime Rate minus 1.10%. The proceeds were used to fully repay DBMG's existing debt obligations, fund a portion of the Banker Steel acquisition, and provide additional working capital capacity to DBMG.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

2026 Senior Secured Notes

The 2026 Senior Secured Notes were issued under an indenture dated February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"). The 2026 Senior Secured Notes were issued at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees. For the three months ended March 31, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the deferred financing fees was $7.6 million and $4.9 million, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
2022 Convertible Notes

At March 31, 2022, the 2022 Convertible Notes had a net carrying value of $3.2 million and an unamortized discount of $0.1 million. Based on the closing price of our common stock of $3.69 on March 31, 2022, the if-converted value of the Convertible Notes did not exceed its principal value. For the three months ended March 31, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible Notes was $0.1 million.

2026 Convertible Notes

At March 31, 2022, the 2026 Convertible Notes had a net carrying value of $60.7 million and an unamortized premium of $9.9 million. Based on the closing price of our common stock of $3.69 on March 31, 2022, the if-converted value of the 2026 Convertible Notes did not exceed its principal value. For the three months ended March 31, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of discount net of premium was $0.5 million and $0.3 million, respectively.

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

INNOVATE is in compliance with its debt covenants as of March 31, 2022.

10. Supplementary Financial Information

Contracts in Progress

Contract assets and contract liabilities and recognized earnings consist of the following (in millions):

	March 31, 2022	December 31, 2021

Costs incurred on contracts in progress	$2,591.9	$2,161.5
Estimated earnings	368.1	316.4
Contract revenue earned on uncompleted contracts	2,960.0	2,477.9
Less: progress billings	2,874.5	2,438.4
	$85.5	$39.5

The above is included in the accompanying consolidated balance sheet under the following line items:
Contract assets	$140.6	$118.6
Contract liabilities	(55.1)	(79.1)
	$85.5	$39.5
Inventory

Inventory consists of the following (in millions):

	March 31, 2022	December 31, 2021

Raw materials and consumables	$16.7	$14.3
Work in process	1.1	1.2
Finished goods	1.7	1.5
Total inventory	$19.5	$17.0

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Investments

Carrying values of other invested assets were as follows (in millions):

	March 31, 2022			December 31, 2021
	Measurement Alternative(1)	Equity Method	Total	Measurement Alternative(1)	Equity Method	Total
Common stock	$—	$2.9	$2.9	$—	$2.1	$2.1
Preferred stock	—	5.7	5.7	—	7.5	7.5
Fixed maturities	5.0	—	5.0	0.5	—	0.5
Put option	11.3	—	11.3	11.3	—	11.3
Equity method securities	—	35.3	35.3	—	34.6	34.6
Total	$16.3	$43.9	$60.2	$11.8	$44.2	$56.0
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

During the three months ended March 31, 2022, the Company's fixed maturities increased $4.5 million to $5.0 million from $0.5 million. The increase was due to Pansend's equity method investment, MediBeacon, which issued Pansend a $4.5 million 8.0% convertible note due March 2025.

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

March 31, 2022			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$681.1	$692.0	$—	$692.0	$—
Total liabilities not accounted for at fair value	$681.1	$692.0	$—	$692.0	$—

December 31, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$626.3	$648.2	$—	$648.2	$—
Total liabilities not accounted for at fair value	$626.3	$648.2	$—	$648.2	$—
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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Equity Method Investments

For the three months ended March 31, 2022, certain investments subject to Regulation S-X Rule 4-08(g) held by the Company in aggregate have met the significance criteria as defined under SEC guidance. In accordance with Rule 8-03(b)(3) of Regulation S-X, the Company must assess whether its equity method investment is a significant equity method investment. In evaluating the significance of this investment, the Company performed the income, asset, and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the assets test, the Company’s proportionate share of its equity method investee's aggregated assets exceeded the applicable threshold of 20%, and accordingly it is required to provide summarized balance sheet and income statement information for this investee for all periods presented. The Company's share of net loss from its equity method investment totaled $0.5 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.

The following tables provide summarized financial information for the Company's equity method investments (in millions):

	March 31, 2022	December 31, 2021

Assets	$594.7	$604.5
Liabilities	469.6	481.5
Equity	$125.1	$123.0

	Three Months Ended March 31,
	2022	2021
Total revenues	$70.2	$80.3
Gross profit	$17.6	$8.2
Loss from continuing operations	$(1.2)	$(6.7)
Net income (loss)	$1.9	$(6.0)

Other Non-Current Assets

The following tables provide information relating to Other non-current assets (in millions):

	March 31, 2022	December 31, 2021

Right of use asset	$71.2	$69.6
Other	3.6	3.7
Total other non-current assets	$74.8	$73.3

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	March 31, 2022	December 31, 2021

Accrued expenses and other current liabilities	$27.2	$24.5
Accrued payroll and employee benefits	36.4	38.9
Accrued interest	22.5	29.6
Accrued income taxes	—	0.4
Total accrued liabilities	$86.1	$93.4

Other Non-Current Liabilities

The following tables provide information relating to Other non-current liabilities (in millions):

	March 31, 2022	December 31, 2021

Lease liability, net of current portion	$58.4	$58.5
Other	4.9	4.8
Total other non-current liabilities	$63.3	$63.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Leases

Operating lease right-of-use-assets and finance leases are recognized in the Condensed Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the Condensed Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of March 31, 2022 and December 31, 2021, lease right-of-use assets and lease liabilities consist of the following (in millions):

	March 31, 2022	December 31, 2021

Right-of-use assets:
Operating lease (Other non-current assets)	$71.2	$69.6
Finance lease (Property, plant and equipment, net)	0.1	0.2
Total right-of-use assets	$71.3	$69.8

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$17.1	$15.5
Non-current portion of operating lease (Other non-current liabilities)	58.4	58.5
Finance lease (Debt obligations)	0.1	0.1
Total lease liabilities	$75.6	$74.1

The tables below present financial information associated with the Company's leases. This information is presented as of, and for the three months ended March 31, 2022 and 2021. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2022 and 2045.

The following table summarizes the components of lease expense for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$—	$0.3
Interest on lease liabilities	—	—
Net finance lease cost	—	0.3
Operating lease cost	5.9	3.5
Variable lease cost	0.1	0.1
Sublease income	(0.2)	—
Total lease cost	$5.8	$3.9

Cash flow information related to leases for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$0.3
Operating cash flows from operating leases	$6.2	$3.7
Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$—	$—
Operating leases	$6.5	$3.9

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	March 31, 2022	December 31, 2021

Weighted-average remaining lease term (years) - operating lease	7.5	7.5
Weighted-average remaining lease term (years) - finance lease	2.6	2.3
Weighted-average discount rate - operating lease	5.3%	5.4%
Weighted-average discount rate - finance lease	3.7%	4.2%

As of March 31, 2022, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2022	$15.2	$0.1
2023	18.3	—
2024	12.5	—
2025	9.2	—
2026	6.4	—
Thereafter	31.2	—
Total future lease payments	92.8	0.1
Less: Present values	(17.3)	—
Total lease liability balance	$75.5	$0.1

In November 2021, INNOVATE Corp. entered into a ten-year lease agreement for a special purpose space in Palm Beach, Florida. The new lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to 3% annual upward adjustments, with total square footage of 20,950. The new lease also provides for the Company to receive an allowance from the landlord of $2.1 million to be used toward costs to design, engineer, install, supply and construct improvements, payable at the end of the lease. The future lease payments and the allowance are not yet recorded on our consolidated balance sheet. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin no later than November 2023.

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

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2022 interim tax provision.

Income tax expense was $1.6 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense recorded for the three months ended March 31, 2022 and 2021 relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Net Operating Losses

At December 31, 2021, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $164.5 million, of which a portion is subject to annual limitation under IRC Sec. 382. Based on estimates as of March 31, 2022, the Company expects that approximately $95.7 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2022. This estimate may change based on changes to actual results reported on the 2021 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differs from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, at December 31, 2021, the Company had $103.6 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $66.2 million from R2, $33.1 million from DTV America, and other entities of $4.3 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

The Company did not have any unrecognized tax benefits as of December 31, 2021 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: the Company’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants moved to dismiss the Amended Complaint on April 23, 2021. The Court heard argument on the motions to dismiss on January 21, 2022. Ruling from the bench, the Court granted Defendants’ motions to dismiss, in part. The Court dismissed all claims against all individual defendants other than Ronald Yagoda, including all claims against Messrs. Barr, Stahl, Courtis, Leffler, Falcone, Sena, and Voigt. As to the two remaining defendants - INNOVATE Corp. and Yagoda - the Court dismissed all claims regarding: (i) DBMG acting as a guarantor or providing collateral for loans by the Company; (ii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iii) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting; and (iv) DBMG’s payments to the Company in 2016 and May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company. The Company believes the surviving claims in the FVI Amended Complaint relating to (i) DBMG’s payments to the Company after May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company and (ii) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial are without merit. Discovery on the two remaining claims is underway and, if necessary, trial in this action is expected to occur in the second quarter of 2023. The Company intends to vigorously defend this litigation.

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Philip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. Defendants moved to dismiss the amended complaint in its entirety on August 25, 2021, and the parties completed briefing on the motions to dismiss on November 10, 2021. The Court heard argument on the motions to dismiss on March 29, 2022 and a decision is expected by the end of June 2022. The Company believes the allegations in the amended complaint are without merit and the Company intends to vigorously defend this litigation.

Books and Records Demand

On July 28, 2021, the Company received a demand from a company stockholder pursuant to 8 Del. C. § 220 to inspect books and records of the Company relating to, among other things, the Company's sale of its Insurance segment. The Company has responded to the demand and cannot determine at this time if the books and records demand will lead to litigation.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.8 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2020	628,433	$3.93
Granted	593,458	$3.81
Vested	(514,543)	$3.89
Forfeited	(151,469)	$4.13
Unvested - December 31, 2021	555,879	$3.79
Granted	592,045	$3.58
Vested	(163,028)	$3.73
Forfeited	—	$—
Unvested - March 31, 2022	984,896	$3.67

At March 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $3.0 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.6 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2020	4,739,858	$5.13
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(23,999)	$5.31
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Exercised	—	$—
Forfeited	—	$—
Expired	(1,500)	$4.06
Outstanding - March 31, 2022	4,995,150	$5.02

Eligible for exercise	4,995,150	$5.02

At March 31, 2022, the intrinsic value and average remaining life of the Company's outstanding options were $0.3 million and approximately 2.6 years, and intrinsic value and average remaining life of the Company's exercisable options were $0.3 million and approximately 2.6 years. The maximum contractual term of the Company's exercisable options is approximately 10 years. There were no unvested stock options and no unrecognized stock-based compensation expenses related to unvested stock options.

15. Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2022	December 31, 2021

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Preferred Share Activity

Series A-3 and A-4 Share Issuance and Conversion

On July 1, 2021 (the "Exchange Date") and as a part of the sale of CIG, INNOVATE entered into an exchange agreement (the "Exchange Agreement") with the now deconsolidated CGIC, who held the remaining shares of the Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 will mature on July 1, 2026. A cash payment of $0.3 million was made as a part of the exchange for accrued and unpaid dividends on the Series A and Series A-2 being exchanged.

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Balance Sheet with a combined redemption value of $16.1 million with a current fair value as of March 31, 2022 of $18.5 million.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

At March 31, 2022, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the three months ended March 31, 2022 and 2021, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, excluding the Series A and Series A-2 Preferred Stock which was owned by CGIC and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021, as presented in the following table (in millions):

2022
Declaration Date	March 31, 2022
Holders of Record Date	March 31, 2022
Payment Date	April 15, 2022
Total Dividend	$0.3

2021
Declaration Date	March 31, 2021
Holders of Record Date	March 31, 2021
Payment Date	April 15, 2021
Total Dividend	$0.2

DBMGi Series A Preferred Stock Issuance

On November 30, 2018, CGIC purchased 40,000 shares of DBMGi's Series A Preferred Stock, which was eliminated in consolidation. On July 1, 2021, as a part of the sale of CIG which resulted in the deconsolidation of the entity, INNOVATE was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the now deconsolidated CGIC.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Subsequent Measurement. The DBMGi Series A Preferred Stock will be subsequently measured each reporting period at its maximum redemption value, which is equal to the stated value plus all accrued, accumulated and unpaid dividends as of the end of each reporting period as they are currently redeemable. The Company pays accrued dividends quarterly in cash (with an option to PIK), and the Company does not expect to make any subsequent measurement adjustments recorded to the initial carrying amount. As such no accretion will be recognized until future dividend payments would otherwise reduce the carrying value below its redemption value. In such a case, the Company will adjust the carrying value to its maximum redemption amount.

During the three months ending March 31, 2022, DBMGi's Board of Directors declared cash dividends with respect to DBMGi’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2022

Declaration Date	March 31, 2022
Holders of Record Date	March 31, 2022
Payment Date	April 15, 2022
Total Dividend	$0.9

16. Related Parties

Non-Operating Corporate

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

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.2 million. For the three months ended March 31, 2022 and 2021, DBMG incurred lease expense of $8 thousand and zero, respectively.

Banker Steel has leased two planes from Banker Aviation LLC, a related party that is owned by Donald Banker, a related party, with monthly lease payments of $0.1 million and a total lease liability of $2.2 million. During the three months ended March 31, 2022, one of the two plane leases was terminated. For the three months ended March 31, 2022 and 2021, DBMG incurred lease expense of $0.1 million and zero, respectively.

Banker Steel also has a subordinated note payable of $6.3 million to Donald Banker, a related party, that has a maturity date of June 30, 2024 at a 11.0% interest rate. For the three months ended March 31, 2022 and 2021, DBMG incurred interest expense of $0.2 million and zero, respectively. Refer to Note 9. Debt Obligations to our Condensed Consolidated Financial Statements for additional information.

Life Sciences

R2 Technologies incurred approximately $0.1 million of stock compensation and royalty expenses that were paid to Blossom Innovations, LLC, a related party of R2 Technologies.

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

		Three Months Ended March 31,
	Segment	2022	2021
Customer A	Infrastructure	23.3%	*
Customer B	Infrastructure	11.8%	*
*Less than 10% revenue concentration

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue
Infrastructure	$402.2	$161.3
Life Sciences	0.8	—
Spectrum	9.8	10.5
Total revenue	$412.8	$171.8

	Three Months Ended March 31,
	2022	2021
Income (loss) from operations
Infrastructure	$11.9	$2.2
Life Sciences	(5.0)	(4.8)
Spectrum	(0.4)	(1.2)
Other	(0.1)	(0.4)
Non-operating Corporate	(5.7)	(6.7)
Total income (loss) from operations	$0.7	$(10.9)

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Income (loss) from operations	$0.7	$(10.9)
Interest expense	(12.6)	(21.4)
Loss on early extinguishment or restructuring of debt	—	(10.8)
Loss from equity investees	(0.5)	(2.1)
Other (loss) income	(0.1)	3.4
Loss from continuing operations before income taxes	(12.5)	(41.8)
Income tax expense	(1.6)	(1.1)
Loss from continuing operations	(14.1)	(42.9)
Income from discontinued operations (including gain on sale of $40.4 million for the three months ended March 31, 2021)	—	51.9
Net (loss) income	(14.1)	9.0
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	1.7	3.6
Net (loss) income attributable to INNOVATE Corp.	(12.4)	12.6
Less: Preferred dividends and deemed dividends from conversions	1.2	0.4
Net (loss) income attributable to common stock and participating preferred stockholders	$(13.6)	$12.2

	Three Months Ended March 31,
	2022	2021
Depreciation and Amortization
Infrastructure	$5.3	$2.4
Infrastructure recognized within cost of revenue	3.7	2.3
Total Infrastructure	9.0	4.7
Life Sciences	0.1	—
Spectrum	1.5	1.5
Total depreciation and amortization	$10.6	$6.2

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Capital Expenditures (*)
Infrastructure	$2.9	$1.6
Life Sciences	0.1	0.2
Spectrum	1.6	1.4
Total	$4.6	$3.2
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	March 31, 2022	December 31, 2021

Investments
Infrastructure	$1.0	$0.7
Life Sciences	13.5	10.2
Other	45.7	45.1
Total	$60.2	$56.0

	March 31, 2022	December 31, 2021

Equity Method Investees
Infrastructure	$1.0	$0.7
Life Sciences	8.6	9.6
Other	34.3	33.9
Total	$43.9	$44.2

	March 31, 2022	December 31, 2021

Total Assets
Infrastructure	$834.6	$786.4
Life Sciences	22.2	22.0
Spectrum	198.6	198.9
Other	48.4	48.0
Non-operating Corporate	8.4	25.3
Total	$1,112.2	$1,080.6

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

The Company had no dilutive common share equivalents during the three months ended March 31, 2022 and 2021 due to results from continuing operations being a loss, net of tax. The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Loss from continuing operations	$(14.1)	$(42.9)
Income from continuing operations attributable to noncontrolling interest and redeemable noncontrolling interest	1.7	2.8
Loss from continuing operations attributable to the Company	(12.4)	(40.1)
Less: Preferred dividends, deemed dividends and repurchase gains	1.2	0.4
Loss from continuing operations attributable to INNOVATE common stockholders	(13.6)	(40.5)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Income from discontinued operations	—	51.9
Income from discontinued operations attributable to noncontrolling interest and redeemable noncontrolling interest	—	0.8
Income from discontinued operations, net of tax and noncontrolling interest	—	52.7
Net (loss) income attributable to common stock and participating preferred stockholders	$(13.6)	$12.2

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	77.3	76.9
Unvested restricted stock	—	0.4
Preferred stock (as-converted basis)	—	2.6
Total	77.3	79.9

Percentage of (loss) income allocated to:
Common stock	100.0%	96.2%
Unvested restricted stock	—%	0.5%
Preferred stock	—%	3.3%

Numerator for earnings per share, basic:
Net loss from continuing operations attributable to common stock, basic	$(13.6)	$(39.0)
Net income from discontinued operations attributable to common stock, basic	$—	$50.7
Net (loss) income attributable to common stock, basic	$(13.6)	$11.7

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under the if-converted method for convertible instruments	$—	$—

Net loss from continuing operations attributable to common stock, basic	$(13.6)	$(39.0)
Net income from discontinued operations attributable to common stock, basic	$—	$50.7
Net (loss) income attributable to common stock, basic	$(13.6)	$11.7

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	77.3	76.9
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	—
Weighted average common shares outstanding - diluted	77.3	76.9

Loss per share - continuing operations
Basic	$(0.18)	$(0.51)
Diluted	$(0.18)	$(0.51)

Income per share - discontinued operations
Basic	$—	$0.66
Diluted	$—	$0.66

(Loss) income per share - Net (loss) income attributable to common stock and participating preferred stockholders
Basic	$(0.18)	$0.15
Diluted	$(0.18)	$0.15

19. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022 (the "2021 Annual Report") and the unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2021 Annual Report as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, "INNOVATE" means INNOVATE Corp. and the "Company," "we" and "our" mean INNOVATE together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

Our Business

We are a diversified holding company with principal operations conducted through three operating platforms or reportable segments: Infrastructure ("DBMG"), Life Sciences ("Pansend"), and Spectrum ("Broadcasting"), plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

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

Recent Developments

COVID-19 Impact on our Business

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 spread throughout the country, the situation has continued to evolve, including, more recently, the increasing adoption of the COVID-19 vaccine and the reopening of state economies.

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

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including, but not limited to, the outbreak of any new strains of the coronavirus, any related travel advisories and restrictions, and its impact to the U.S. and global financial markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption if any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

COVID-19 has caused supply chain challenges related to labor shortages and supply chain disruptions, which may create significant delays in our ability to complete projects or deliver products. The receipt of material from impacted areas has been slowed or disrupted and our suppliers are expected to face similar challenges in fulfilling orders. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other economic factors continue to persist worldwide due to COVID-19 and worldwide supply impacts as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. In addition, in the United States, trucking costs have continued to rise due to driver shortages and increased labor costs, and new federal and state safety, environmental and labor regulations could be implemented. These changes may disrupt our supply chain, which may result in a delay in the completion of our projects or manufacturing of our products and may cause us to incur significant additional costs. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on our results of operations or financial condition.

We continue to monitor the evolving situation and guidance from authorities, including federal, state and local public health departments, and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plans. As such, given the dynamic nature of this situation, we cannot reasonably estimate the continued impact of COVID-19 on our results of operations, financial condition, or cash flows in the future, but it could have a material adverse impact on our future revenue growth as well as our overall profitability and may lead to revised payment terms with certain of our customers.

During the three months ended March 31, 2022, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG was not materially impacted by COVID-19 and incurred zero COVID-19 costs during the three months ended March 31, 2022. DBMG continues to perform work on jobs contracted during the last twelve to twenty-four months that had lower point of sale margins to maintain shop capacity and utilization, but is beginning to see an increase in point of sale margins on newer contracted work.

Life Sciences

R2 Technologies' supplier has encountered difficulties obtaining certain materials to manufacture its Glacial Spa and Glacial Rx devices due to supply chain constraints.

Spectrum

Spectrum was not materially impacted by COVID-19 during the three months ended March 31, 2022.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)
Revenue
Infrastructure	$402.2	$161.3	$240.9
Life Sciences	0.8	—	0.8
Spectrum	9.8	10.5	(0.7)
Total revenue	412.8	171.8	241.0

Income (loss) from operations
Infrastructure	$11.9	$2.2	$9.7
Life Sciences	(5.0)	(4.8)	(0.2)
Spectrum	(0.4)	(1.2)	0.8
Other	(0.1)	(0.4)	0.3
Non-operating Corporate	(5.7)	(6.7)	1.0
Total income (loss) from operations	0.7	(10.9)	11.6

Interest expense	(12.6)	(21.4)	8.8
Loss on early extinguishment or restructuring of debt	—	(10.8)	10.8
Loss from equity investees	(0.5)	(2.1)	1.6
Other (loss) income	(0.1)	3.4	(3.5)
Loss from continuing operations	(12.5)	(41.8)	29.3
Income tax expense	(1.6)	(1.1)	(0.5)
Loss from continuing operations	(14.1)	(42.9)	28.8
Income from discontinued operations (including gain on disposal of $40.4 million for the three months ended March 31, 2021)	—	51.9	(51.9)
Net (loss) income	(14.1)	9.0	(23.1)
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	1.7	3.6	(1.9)
Net (loss) income attributable to INNOVATE Corp.	(12.4)	12.6	(25.0)
Less: Preferred dividends, deemed dividends, and repurchase gains	1.2	0.4	0.8
Net (loss) income attributable to common stock and participating preferred stockholders	$(13.6)	$12.2	$(25.8)

Revenue: Revenue for the three months ended March 31, 2022 increased $241.0 million to $412.8 million from $171.8 million for the three months ended March 31, 2021. The increase in revenue was primarily due to the Infrastructure segment, which acquired Banker Steel in the second quarter of 2021, and increases in Infrastructure market demand along with larger projects entering the market.

Income (loss) from operations: Income from operations for the three months ended March 31, 2022 increased $11.6 million to income of $0.7 million from a loss of $10.9 million for the three months ended March 31, 2021. The increase in Income from operations was attributable to the Infrastructure segment as a result of the contribution from Banker Steel, which was acquired in the second quarter of 2021, the Non-operating Corporate, which had decreases in legal expenses and non-recurring costs related to the proxy contest in the comparable period, which was partially offset by increased professional service fees mainly due to timing, increased discretionary bonus due to the anticipated cash versus equity split and increased stock compensation expense, as well as additional expenses incurred in relation to the settlement with the Company's former CEO. The increase in Income from operations is also attributable to decreased salaries and severance expense at the Spectrum segment.

Interest expense: Interest expense for the three months ended March 31, 2022 decreased $8.8 million to $12.6 million from $21.4 million for the three months ended March 31, 2021. The decrease was primarily attributable to Non-Operating Corporate's refinancing of the 2021 Senior Secured Notes in the first quarter of 2021, which decreased interest expense in the first quarter of 2022.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the three months ended March 31, 2022 decreased $10.8 million to zero from a loss of $10.8 million for the three months ended March 31, 2021. This expense in the comparable period was driven by the write-off of deferred financing costs and original issuance discount related to the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021. There was no comparable expense in the current period.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2022 decreased $1.6 million to $0.5 million from $2.1 million for the three months ended March 31, 2021. The decrease in loss was driven by increase in the equity income in HMN Technologies Co., Ltd. ("HMN"), which produced higher profits in the first quarter of 2022 as compared to the comparable period, and was generally attributable to the timing of turnkey project work. Additionally contributing to the decrease in the loss was higher equity method income generated from our investment in Triple Ring, which was partially offset by higher equity method losses recorded from our investment in MediBeacon, which is getting ready to submit an Investigational Device Exemption ("IDE") application to the Food and Drug Administration ("FDA"), the first step toward receiving approval from the FDA to commence its US Pivotal Study of the Transdermal Glomerular Filtration Rate ("TGFR"), which enables real-time, direct monitoring of kidney function.

Other (loss) income: Other (loss) income for the three months ended March 31, 2022 decreased $3.5 million to a loss of $0.1 million from income of $3.4 million for the three months ended March 31, 2021. The decrease was predominantly driven by the income recognized on a litigation settlement in the comparable period.

Income tax expense: Income tax expense was $1.6 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense recorded for the three months ended March 31, 2022 and 2021 primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

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

Infrastructure Segment

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)
Revenue	$402.2	$161.3	$240.9

Cost of revenue	357.7	137.0	220.7
Selling, general and administrative	27.9	19.7	8.2
Depreciation and amortization	5.3	2.4	2.9
Other operating income	(0.6)	—	(0.6)
Income from operations	$11.9	$2.2	$9.7

Revenue: Revenue from our Infrastructure segment for the three months ended March 31, 2022 increased $240.9 million to $402.2 million from $161.3 million for the three months ended March 31, 2021. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $136.1 million of revenue as well as an increase from the legacy fabrication and erection business. This was partially offset by a decrease at the construction modeling and detailing business due to the completion of projects in 2021 and the industrial maintenance and repair business.

Cost of revenue: Cost of revenue from our Infrastructure segment for the three months ended March 31, 2022 increased $220.7 million to $357.7 million from $137.0 million for the three months ended March 31, 2021. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed incremental cost of revenue of $119.8 million for the three months ended March 31, 2022, as well as the revenue improvements described above.

Selling, general and administrative: Selling, general and administrative expense from our Infrastructure segment for the three months ended March 31, 2022 increased $8.2 million to $27.9 million from $19.7 million for the three months ended March 31, 2021. The increases were primarily driven by the acquisition of Banker Steel, which was acquired in the second quarter of 2021 and contributed an incremental $6.7 million of selling, general and administrative expenses, as well as increases in consulting fees, travel, and meals and entertainment.

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the three months ended March 31, 2022 increased $2.9 million to $5.3 million from $2.4 million for the three months ended March 31, 2021. The increase was largely due to the additional amortization and depreciation of assets obtained in the acquisition of Banker Steel in the second quarter of 2021, which contributed an additional $2.8 million of depreciation and amortization expense in the first quarter of 2022.

Other operating income: Other operating income from our Infrastructure segment for the three months ended March 31, 2022 increased $0.6 million to $0.6 million from zero for the three months ended March 31, 2021. The increase in other operating income was driven by an asset sale.

Life Sciences Segment

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)
Revenue	$0.8	$—	$0.8

Cost of revenue	0.6	—	0.6
Selling, general and administrative	5.1	4.8	0.3
Depreciation and amortization	0.1	—	0.1
Loss from operations	$(5.0)	$(4.8)	$(0.2)

Revenue: Revenue from our Life Sciences segment for the three months ended March 31, 2022 increased $0.8 million to $0.8 million from zero for the three months ended March 31, 2021. The increase in revenue was attributable to R2, which began the sale of its Glacial Rx products in the second quarter 2021 and its Glacial Spa products in the first quarter 2022.

Cost of revenue: Cost of revenue from our Life Sciences segment for the three months ended March 31, 2022 increased $0.6 million to $0.6 million from zero for the three months ended March 31, 2021. The increase in cost of revenue was attributable to R2, which began the sale of its Glacial Rx products in the second quarter 2021 and its Glacial Spa products in the first quarter 2022.

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended March 31, 2022 increased $0.3 million to $5.1 million from $4.8 million for the three months ended March 31, 2021. The increase was driven by higher expenses at R2, which increased spending from the comparable period as a result of increased headcount across the organization, mainly to build out its sales team which was partially offset by a decrease in professional fees.

Spectrum Segment

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)
Revenue	$9.8	$10.5	$(0.7)

Cost of revenue	4.7	4.3	0.4
Selling, general and administrative	3.8	5.5	(1.7)
Depreciation and amortization	1.5	1.5	—
Other operating expense	0.2	0.4	(0.2)
Loss from operations	$(0.4)	$(1.2)	$0.8

Revenue: Revenue from our Spectrum segment for the three months ended March 31, 2022 decreased $0.7 million to $9.8 million from $10.5 million for the three months ended March 31, 2021. The decrease was primarily driven by a decrease in advertising revenues at the Azteca network as a result of a decreased footprint, primarily in the Los Angeles market. This was partially offset by an increase in station revenues as they launched new customers and increased the number of operating stations.

Cost of revenue: Cost of revenue from our Spectrum segment for the three months ended March 31, 2022 increased $0.4 million to $4.7 million from $4.3 million for the three months ended March 31, 2021. The overall increase was primarily driven by costs associated with higher number of operating stations and an increase in expenses at the Azteca network as a result of Program Licensing Agreement royalty expense starting in the first quarter of 2022.

Selling, general and administrative: Selling, general and administrative expense from our Spectrum segment for the three months ended March 31, 2022 decreased $1.7 million to $3.8 million from $5.5 million for the three months ended March 31, 2021. The overall decrease was primarily driven by a decrease in salaries and severance expense.

Other operating expense: Other operating expense from our Spectrum segment for the three months ended March 31, 2022 decreased $0.2 million to $0.2 million from $0.4 million for the three months ended March 31, 2021. The decrease in other operating expense was primarily related to a decrease in asset impairments, partially offset by a decrease in gains from FCC reimbursements.

Non-operating Corporate

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)
Selling, general and administrative	$5.7	$6.7	$(1.0)
Depreciation and amortization	—	—	—
Loss from operations	$(5.7)	$(6.7)	$1.0

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended March 31, 2022 decreased $1.0 million to $5.7 million from $6.7 million for the three months ended March 31, 2021. The decrease was driven by decreases in legal expenses and non-recurring costs related to the proxy contest in the comparable period. This was partially offset by increased professional service fees due mainly to timing, increased discretionary bonus due to the anticipated cash versus equity split and increased stock compensation expense, as well as additional expenses incurred in relation to the settlement with the Company's former CEO.

Loss from Equity Investees

	Three Months Ended March 31,
	2022	2021	Increase / (Decrease)
Life Sciences	$(1.0)	$(1.5)	$0.5
Other	0.5	(0.6)	1.1
Loss from equity investees	$(0.5)	$(2.1)	$1.6

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended March 31, 2022 decreased $0.5 million to $1.0 million from $1.5 million for the three months ended March 31, 2021. The increase in loss was primarily due to higher equity method income recorded from our investment in Triple Ring, which was partially offset by higher equity method losses recorded from our in MediBeacon, which is getting ready to submit an IDE application to the FDA, the first step toward receiving approval from the FDA to commence its US Pivotal Study of the TGFR, which enables real-time, direct monitoring of kidney function.

Other: Income from equity investees within our Other segment for the three months ended March 31, 2022 increased $1.1 million to $0.5 million from a loss of $0.6 million for the three months ended March 31, 2021. The increase was driven by the equity investment in HMN, which produced higher income the first quarter of 2022 as compared to the first quarter of 2021, which is generally attributable to the timing of project work.

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

(in millions)	Three months ended March 31, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(12.4)
Less: Discontinued operations						—
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$6.1	$(4.1)	$(3.4)	$(11.3)	$0.3	$(12.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	0.1	1.5	—	—	6.9
Depreciation and amortization (included in cost of revenue)	3.7	—	—	—	—	3.7
Other operating (income) expense	(0.6)	—	0.2	—	—	(0.4)
Interest expense	2.2	—	2.0	8.4	—	12.6
Other expense (income), net	0.1	0.1	1.5	(1.6)	—	0.1
Income tax expense (benefit)	2.9	—	—	(1.3)	—	1.6
Noncontrolling interest	0.6	(2.0)	(0.6)	—	0.3	(1.7)
Share-based compensation expense	—	0.1	—	0.7	—	0.8
Acquisition and disposition costs	0.2	—	0.1	0.5	(0.5)	0.3
Adjusted EBITDA	$20.5	$(5.8)	$1.3	$(4.6)	$0.1	$11.5

(in millions)	Three months ended March 31, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income attributable to INNOVATE Corp.						$12.6
Less: Discontinued operations						51.9
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$—	$(4.2)	$(4.4)	$(30.8)	$0.1	$(39.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.4	—	1.5	—	—	3.9
Depreciation and amortization (included in cost of revenue)	2.3	—	—	—	—	2.3
Other operating expense	—	—	0.4	—	—	0.4
Interest expense	1.9	—	2.3	17.2	—	21.4
Loss on early extinguishment or restructuring of debt	—	—	0.9	9.9	—	10.8
Other expense (income), net	0.2	—	0.4	(4.0)	—	(3.4)
Income tax expense	—	—	—	1.1	—	1.1
Noncontrolling interest	—	(2.1)	(0.5)	—	(1.1)	(3.7)
Share-based compensation expense	—	0.1	0.1	0.4	—	0.6
Nonrecurring items	0.2	—	—	0.5	—	0.7
COVID-19 costs	3.9	—	—	—	—	3.9
Acquisition and disposition costs	0.4	—	0.1	1.7	0.1	2.3
Adjusted EBITDA	$11.3	$(6.2)	$0.8	$(4.0)	$(0.9)	$1.0

Infrastructure: Net income from our Infrastructure segment for the three months ended March 31, 2022 increased $6.1 million to $6.1 million from zero for the three months ended March 31, 2021. Adjusted EBITDA from our Infrastructure segment for the three months ended March 31, 2022 increased $9.2 million to $20.5 million from $11.3 million for the three months ended March 31, 2021. The increase in Adjusted EBITDA can be attributed to the contribution from Banker Steel, which was acquired in the second quarter of 2021 and increased profit as a result of higher sales at the fabrication and erection business. The increase was partially offset by lower margins in the industrial maintenance and repair business and the construction modeling and detailing business as a result of the completion of high margin project in prior year, as well as an increase in G&A expenses due to the acquisition of Banker Steel.

Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2022 decreased $0.1 million to $4.1 million from $4.2 million for the three months ended March 31, 2021. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2022 decreased $0.4 million to $5.8 million from $6.2 million for the three months ended March 31, 2021. The decrease in Adjusted EBITDA loss was primarily driven by higher equity method income recorded from our investment in Triple Ring, which was partially offset by higher equity method losses recorded from our investment in MediBeacon, which is getting ready to submit an IDE application to the FDA, the first step toward receiving approval from the FDA to commence its US Pivotal Study of the TGFR, which enables real-time, direct monitoring of kidney function.

Spectrum: Net loss from our Spectrum segment for the three months ended March 31, 2022 decreased $1.0 million to $3.4 million from $4.4 million for the three months ended March 31, 2021. Adjusted EBITDA from our Spectrum segment for the three months ended March 31, 2022 increased $0.5 million to $1.3 million from $0.8 million for the three months ended March 31, 2021. The overall increase in Adjusted EBITDA was primarily driven by a decrease in salaries and severance expenses and an increase in station revenues as they launched new customers. This was partially offset by a decrease in advertising revenue at Network and an increase in station costs as a result of new station builds.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended March 31, 2022 decreased $19.5 million to $11.3 million from $30.8 million for the three months ended March 31, 2021. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended March 31, 2022 increased $0.6 million to $4.6 million from $4.0 million for the three months ended March 31, 2021. The increase in Adjusted EBITDA loss was driven by increased professional service expenses mainly due to timing, increased discretionary bonus due to the anticipated cash versus equity split, as well as the settlement with the Company's former CEO. This was partially offset by decreased legal expenses driven by the reduced legal activity in 2022.

Other and Eliminations: Net income from our Other and Eliminations segment for the three months ended March 31, 2022 increased $0.2 million to $0.3 million from $0.1 million for the three months ended March 31, 2021. Adjusted EBITDA from our Other segment for the three months ended March 31, 2022 increased $1.0 million to $0.1 million from an Adjusted EBITDA loss of $0.9 million for the three months ended March 31, 2021. The increase in Adjusted EBITDA for our Other and Eliminations segment was primarily driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work.

(in millions):	Three months ended March 31,
	2022	2021	Increase / (Decrease)
Infrastructure	$20.5	$11.3	$9.2
Life Sciences	(5.8)	(6.2)	0.4
Spectrum	1.3	0.8	0.5
Non-Operating Corporate	(4.6)	(4.0)	(0.6)
Other and Eliminations	0.1	(0.9)	1.0
Adjusted EBITDA	$11.5	$1.0	$10.5

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

Infrastructure Segment

At March 31, 2022, DBMG's backlog was $1,382.9 million, consisting of $1,328.8 million under contracts or purchase orders and $54.1 million under letters of intent or notices to proceed. Approximately $729.3 million, representing 52.7% of DBMG’s backlog at March 31, 2022, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $15.8 million in its backlog that is not included in the remaining unsatisfied performance obligations noted in Note 4. Revenue. This backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

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

As of March 31, 2022, the Company had $26.4 million of cash and cash equivalents compared to $45.5 million as of December 31, 2021. On a stand-alone basis, as of March 31, 2022, the Non-Operating Corporate segment had cash and cash equivalents of $5.3 million compared to $22.0 million at December 31, 2021.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of March 31, 2022, the Company had $684.6 million of indebtedness on a consolidated basis compared to $630.8 million as of December 31, 2021, an increase of $53.8 million, which was primarily due to a $60.0 million increase in DBMG's Line of Credit to fund working capital requirements. On a stand-alone basis, as of March 31, 2022 and December 31, 2021, INNOVATE had indebtedness of $390.0 million and $390.0 million, respectively.

INNOVATE's stand-alone debt consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $3.2 million aggregate principal amount of 2022 Convertible Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, and $5.0 million aggregate principal amount drawn on its 2024 Revolving Credit Agreement. INNOVATE is required to make semi-annual interest payments on its 2026 Senior Secured Notes, 2022 Convertible Notes and 2026 Convertible Notes, and quarterly interest payments on its 2024 Revolving Credit Agreement.

INNOVATE received $13.7 million in dividends from its Infrastructure segment during the three months ended March 31, 2022.

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

DBMG’s off-balance sheet arrangements at March 31, 2022 included letters of credit of $13.5 million under Credit and Security Agreements and performance bonds of $779.0 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

COVID-19 Expenditures

We have historically seen significant cost increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment and while executing on its projects. During the three months ended March 31, 2021, $3.9 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on INNOVATE’s liquidity for the three months ended March 31, 2022, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Capital Expenditures

Capital expenditures for the periods ended March 31, 2022 and 2021 are set forth in the table below (in millions):

	Three Months Ended March 31,
	2022	2021
Infrastructure	$2.9	$1.6
Life Sciences	0.1	0.2
Spectrum	1.6	1.4
Total	$4.6	$3.2

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

Infrastructure

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance. As of March 31, 2022, DBMG was in compliance with all of the financial covenants to its debt agreements.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of March 31, 2022, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of March 31, 2022, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Three Months Ended March 31,		Increase / (Decrease)
	2022	2021
Cash used in continuing operating activities	$(63.4)	$(23.2)	$(40.2)
Cash provided by discontinued operating activities	—	20.7	(20.7)
Cash used in operating activities	(63.4)	(2.5)	(60.9)

Cash (used in) provided by continuing investing activities	(7.4)	66.4	(73.8)
Cash provided by discontinued investing activities	—	1.5	(1.5)
Cash (used in) provided by investing activities	(7.4)	67.9	(75.3)

Cash provided by (used in) continuing financing activities	51.2	(31.6)	82.8
Cash used in discontinued financing activities	—	(4.3)	4.3
Cash provided by (used in) financing activities	51.2	(35.9)	87.1

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.3)	0.8
Net decrease in cash, cash equivalents and restricted cash	$(19.1)	$29.2	$(48.3)
Less: Net increase in cash and cash equivalents from discontinued operations	—	18.3	(18.3)
Net change in cash, cash equivalents and restricted cash	$(19.1)	$10.9	$(30.0)

Operating Activities

Cash used in operating activities was $63.4 million for the three months ended March 31, 2022 as compared to cash used in operating activities of $23.2 million for the three months ended March 31, 2021. The $40.2 million increase in cash used from operating activities was primarily due to an increase in working capital at Infrastructure as a result of increased activity as a result of the Banker Steel acquisition, which was not present in the comparable period, and larger backlog combined with the timing of receipt of receivables, as well as Non-operating Corporate due to the change in timing of our interest payments on our Senior Secured Notes and 2026 Convertible Notes. This was partially offset by increases in working capital at both our Spectrum segment as a result of improvements in results and our Life Sciences segment, which had additional working capital outlays in the prior year as it began its initial ramp up of expenses related to its product launch.

Investing Activities

Cash used by investing activities was $7.4 million for the three months ended March 31, 2022 as compared to cash provided by investing activities of $66.4 million for the three months ended March 31, 2021. The $73.8 million decrease in cash from investing activities was primarily due to Beyond6, which was sold in first quarter of 2021 for net proceeds of $70.0 million, additional investing outlays in the current period at our Life Sciences segment to purchase an additional convertible note from MediBeacon, and our Spectrum segment, which had a decrease in FCC reimbursements and increases in payments related to the completion of the station build.

Financing Activities

Cash provided by financing activities was $51.2 million for the three months ended March 31, 2022 as compared to cash used in financing activities of $31.6 million for the three months ended March 31, 2021. The $82.8 million increase in cash from financing activities was primarily due to an increase at Infrastructure on its revolving line of credit to fund working capital requirements on larger, more complex jobs and Non-operating Corporate to fund the 2021 refinancing of the Company's Senior Secured Notes.

Discontinued Operations

Cash used by discontinued operations was zero for the three months ended March 31, 2022 as compared to cash used by discontinued operations of $20.7 million for the three months ended March 31, 2021. The $20.7 million decrease was largely due to the 2021 sales of the Insurance segment and Beyond6, which did not have any activity in the current period.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2022 debt balance, DBMG anticipates that its interest payments will be approximately $2.0 million each quarter of 2022.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Discontinued Operations

We have several entities classified as discontinued operations for the three months ended March 31, 2022 and 2021. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from continuing operations. The entities reported in discontinued operations are as follows:

•On December 31, 2020, the Company signed the Merger Agreement to sell Beyond6. The sale closed on January 15, 2021. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and holdbacks, the Company recognized an additional $0.5 million gain on the sale.

•The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a director of the Company and, as of March 31, 2022, a beneficial owner of approximately 10.7% of the Company's outstanding common stock (including the convertible preferred stock, on an as-converted basis) who has also served as executive chairman of Continental since October 2020. The Company recorded a $200.8 million loss on the sale.

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

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the quarter ended March 31, 2022. For information about critical accounting policies, refer to “Critical Accounting Estimates” under Item 7 of our 2021 Annual Report.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Corporate Information

INNOVATE, a Delaware corporation, was incorporated in 1994. The Company’s executive offices are located at 295 Madison Avenue, 12th Floor, New York, NY, 10017. The Company’s telephone number is (212) 235-2690. Our Internet address is www.innovatecorp.com. We make available free of charge through our Internet website our 2021 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on or accessible through our website is not a part of this Quarterly Report on Form 10-Q.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future,""forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment,""result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of stockholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our 2021 Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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
•the impact of catastrophic events, including natural disasters, pandemic illness and the outbreak of war, including in Ukraine, or acts of terrorism;
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

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATE Corp.
Date:	May 4, 2022	By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)