Form 10-Q
period 2022-06-30
INNOVATE Corp.
filed 2022-08-03
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022
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

As of August 1, 2022, 78,440,287 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.
INDEX TO FORM 10-Q

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$392.2	$243.8	$805.0	$415.6
Cost of revenue	341.9	207.4	704.9	348.7
Gross profit	50.3	36.4	100.1	66.9
Operating expenses:
Selling, general and administrative	42.1	39.5	84.7	76.6
Depreciation and amortization	6.9	4.8	13.8	8.7
Other operating loss (income)	1.7	(0.2)	1.3	0.2
(Loss) income from operations	(0.4)	(7.7)	0.3	(18.6)
Other (expense) income:
Interest expense	(12.5)	(12.4)	(25.1)	(33.8)
Loss on early extinguishment or restructuring of debt	—	(1.6)	—	(12.4)
(Loss) income from equity investees	(0.5)	0.2	(1.0)	(1.9)
Other income, net	1.5	0.4	1.4	3.8
Loss from continuing operations before income taxes	(11.9)	(21.1)	(24.4)	(62.9)
Income tax expense	(2.0)	(2.6)	(3.6)	(3.7)
Loss from continuing operations	(13.9)	(23.7)	(28.0)	(66.6)
(Loss) income from discontinued operations (including gain on disposal of $40.4 million for the six months ended June 30, 2021)	—	(1.5)	—	50.4
Net loss	(13.9)	(25.2)	(28.0)	(16.2)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1.5	1.7	3.2	5.3
Net loss attributable to INNOVATE Corp.	(12.4)	(23.5)	(24.8)	(10.9)
Less: Preferred dividends and deemed dividends from conversions	1.2	0.2	2.4	0.6
Net loss attributable to common stock and participating preferred stockholders	$(13.6)	$(23.7)	$(27.2)	$(11.5)

Loss per common share - continuing operations
Basic	$(0.18)	$(0.29)	$(0.35)	$(0.82)
Diluted	$(0.18)	$(0.29)	$(0.35)	$(0.82)

(Loss) income per common share - discontinued operations
Basic	$—	$(0.02)	$—	$0.67
Diluted	$—	$(0.02)	$—	$0.67

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(0.18)	$(0.31)	$(0.35)	$(0.15)
Diluted	$(0.18)	$(0.31)	$(0.35)	$(0.15)

Weighted average common shares outstanding:
Basic	77.5	77.0	77.4	77.1
Diluted	77.5	77.0	77.4	77.1
See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13.9)	$(25.2)	$(28.0)	$(16.2)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(2.5)	(0.4)	(1.8)	(1.2)
Unrealized income (loss) on available-for-sale securities, net of tax	—	123.5	—	(57.7)
Other comprehensive (loss) income	(2.5)	123.1	(1.8)	(58.9)
Comprehensive (loss) income	(16.4)	97.9	(29.8)	(75.1)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1.7	1.7	3.3	5.4
Comprehensive (loss) income attributable to INNOVATE Corp.	$(14.7)	$99.6	$(26.5)	$(69.7)

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$24.9	$45.5
Accounts receivable, net	271.1	247.1
Contract assets	152.7	118.6
Inventory	20.1	17.0
Restricted cash	1.0	2.0
Assets held for sale	1.4	1.5
Other current assets	11.1	10.9
Total current assets	482.3	442.6
Investments	58.9	56.0
Deferred tax asset	2.8	3.0
Property, plant and equipment, net	164.5	169.9
Goodwill	127.1	127.4
Intangibles, net	198.4	208.4
Other assets	72.4	73.3
Total assets	$1,106.4	$1,080.6

Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$182.4	$179.2
Accrued liabilities	93.3	93.4
Current portion of debt obligations	73.0	69.5
Contract liabilities	93.3	79.1
Other current liabilities	19.7	18.3
Total current liabilities	461.7	439.5
Deferred tax liability	9.9	9.1
Debt obligations	594.1	556.8
Other liabilities	59.8	63.3
Total liabilities	1,125.5	1,068.7
Commitments and contingencies
Temporary equity
Preferred stock	18.2	18.8
Redeemable noncontrolling interest	46.8	49.3
Total temporary equity	65.0	68.1
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 at both June 30, 2022 and December 31, 2021
Shares issued: 79,829,503 and 79,225,964 at June 30, 2022 and December 31, 2021, respectively
Shares outstanding: 78,440,287 and 77,836,748 at June 30, 2022 and December 31, 2021, respectively
Additional paid-in capital	330.7	330.6
Treasury stock, at cost: 1,389,216 shares at both June 30, 2022 and December 31, 2021	(5.2)	(5.2)
Accumulated deficit	(441.0)	(416.2)
Accumulated other comprehensive income	4.7	6.4
Total INNOVATE Corp. stockholders’ deficit	(110.7)	(84.3)
Noncontrolling interest	26.6	28.1
Total stockholders’ deficit	(84.1)	(56.2)
Total liabilities, temporary equity and stockholders’ deficit	$1,106.4	$1,080.6
See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of March 31, 2022	78.4	$0.1	$330.8	$(5.2)	$(428.6)	$7.0	$(95.9)	$26.6	$(69.3)	$66.2
Share-based compensation	—	—	0.5	—	—	—	0.5	—	0.5	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.1	—	—	—	0.1	—	0.1	(0.1)
Preferred stock dividend	—	—	—	—	—	—	—	—	—	(0.3)
Issuance of preferred stock	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Other	—	—	0.2	—	—	—	0.2	—	0.2	—
Net loss	—	—	—	—	(12.4)	—	(12.4)	0.2	(12.2)	(1.7)
Other comprehensive loss	—	—	—	—	—	(2.3)	(2.3)	(0.2)	(2.5)	—
Balance as of June 30, 2022	78.4	$0.1	$330.7	$(5.2)	$(441.0)	$4.7	$(110.7)	$26.6	$(84.1)	$65.0

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	1.3	—	—	—	1.3	—	1.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	0.1	—	—	—	0.1	—	0.1	(0.1)
Preferred stock dividend	—	—	(0.8)	—	—	—	(0.8)	(1.3)	(2.1)	(0.6)
Issuance of common stock	0.6	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Transactions with noncontrolling interests	—	—	0.1	—	—	—	0.1	(0.2)	(0.1)	0.1
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net loss	—	—	—	—	(24.8)	—	(24.8)	0.2	(24.6)	(3.4)
Other comprehensive loss	—	—	—	—	—	(1.7)	(1.7)	(0.2)	(1.9)	—
Balance as of June 30, 2022	78.4	$0.1	$330.7	$(5.2)	$(441.0)	$4.7	$(110.7)	$26.6	$(84.1)	$65.0

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of March 31, 2021	77.6	$0.1	$355.7	$(5.2)	$(176.1)	$215.1	$389.6	$23.9	$413.5	$18.0
Share-based compensation	—	—	0.6	—	—	—	0.6	—	0.6	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	0.1
Preferred stock dividend	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	—
Issuance of common stock	0.2	—	0.5	—	—	—	0.5	—	0.5	—
Purchase of preferred stock by subsidiary	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Redemption of preferred shares	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	(1.6)	—	—	—	(1.6)	(0.5)	(2.1)	—
Net loss	—	—	—	—	(23.5)	—	(23.5)	(0.2)	(23.7)	(1.5)
Other comprehensive income	—	—	—	—	—	123.1	123.1	—	123.1	—
Balance as of June 30, 2021	77.8	$0.1	$354.8	$(5.2)	$(199.6)	$338.2	$488.3	$23.2	$511.5	$6.2

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share-based compensation	—	—	1.3	—	—	—	1.3	—	1.3	—
Fair value adjustment of redeemable noncontrolling interest	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	0.3
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Issuance of common stock	1.1	—	0.7	—	—	—	0.7	—	0.7	—
Purchase of preferred stock by subsidiary	—	—	(0.2)	—	—	—	(0.2)	—	(0.2)	—
Redemption of preferred shares	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	0.8	—	—	—	0.8	(15.0)	(14.2)	3.8
Other	—	—	(2.9)	—	—	—	(2.9)	—	(2.9)	—
Net loss	—	—	—	—	(10.9)	—	(10.9)	(2.1)	(13.0)	(3.2)
Other comprehensive loss	—	—	—	—	—	(58.7)	(58.7)	(0.1)	(58.8)	—
Balance as of June 30, 2021	77.8	$0.1	$354.8	$(5.2)	$(199.6)	$338.2	$488.3	$23.2	$511.5	$6.2

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(28.0)	$(16.2)
Less: Income from discontinued operations, net of tax	—	50.4
	(28.0)	(66.6)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Share-based compensation expense	1.3	1.3
Depreciation and amortization	21.1	13.8
Amortization of deferred financing costs and debt discount	2.2	8.3
Loss on extinguishment of debt	—	12.4
Loss from equity investees	1.0	1.9
Asset impairment expense	1.9	2.2
Deferred income taxes	0.8	1.3
Other operating activities	(1.3)	(4.6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(21.3)	(24.4)
Contract assets	(34.1)	(25.7)
Other current assets	(3.0)	0.5
Other assets	9.0	5.5
Accounts payable	1.7	24.6
Accrued liabilities	0.3	25.3
Contract liabilities	14.2	15.7
Other current liabilities	(5.7)	(26.0)
Other liabilities	(2.8)	(0.2)
Cash used in continuing operating activities	(42.7)	(34.7)
Cash provided by discontinued operating activities	—	34.3
Cash used in operating activities	(42.7)	(0.4)
Cash flows from investing activities
Purchase of property, plant and equipment	(8.8)	(8.0)
Proceeds from disposal of property, plant and equipment	1.8	1.1
Loan to equity method investee	(4.5)	—
Cash received from dispositions, net of cash disposed	—	71.2
Cash paid for acquisitions, net of cash acquired	—	(128.5)
Other investing activities	—	1.4
Cash used in continuing investing activities	(11.5)	(62.8)
Cash provided by discontinued investing activities	—	31.6
Cash used in investing activities	(11.5)	(31.2)
Cash flows from financing activities
Proceeds from debt obligations	57.6	528.2
Principal payments on debt obligations	(19.2)	(446.1)
Redemption of preferred stock	—	(10.4)
Cash received by subsidiary to issue preferred stock	—	10.0
Transactions with noncontrolling interests	—	(6.9)
Other financing activities	(3.6)	(1.2)
Cash provided by continuing financing activities	34.8	73.6
Cash used in discontinued financing activities	—	(7.6)
Cash provided by financing activities	34.8	66.0
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	(0.7)
Net (decrease) increase in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	(20.8)	33.7
Less: Net increase in cash and cash equivalents from discontinued operations	—	58.3
Net change in cash, cash equivalents and restricted cash	(20.8)	(24.6)
Cash, cash equivalents and restricted cash, beginning of period	47.5	45.3
Cash, cash equivalents and restricted cash, end of period	$26.7	$20.7

See notes to Condensed Consolidated Financial Statements

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

INNOVATE Corp. ("INNOVATE" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of noncontrolling equity interest positions or debt instruments. The Company’s shares of common stock trade on the NYSE under the symbol "VATE".

The Company currently has three reportable segments, plus our Other segment, based on management’s organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated industrial construction, structural steel and facility maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf Industrial Inc.("GrayWolf"), DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, Inc., DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through Banker Steel Holdco, LLC ("Banker Steel"), DBMG provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. The Company maintains an approximately 91% controlling interest in DBMG.

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and equity method investments. Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, and an approximately 26% interest in Triple Ring Technologies, Inc ("Triple Ring"), a science and technology co-development company.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. For the three and six months ended June 30, 2022, the results of DBMG, Pansend, Genovel, R2, Broadcasting, and GMH have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted in these interim financial statements pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

These interim financial statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 9, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.

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

Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	June 30,
	2022	2021
Cash and cash equivalents, beginning of period	$45.5	$43.8
Restricted cash included in restricted cash	2.0	1.5
Total cash and cash equivalents and restricted cash	$47.5	$45.3

Cash and cash equivalents, end of period	$24.9	$18.1
Restricted cash included in restricted cash and other non-current assets	1.8	2.6
Total cash and cash equivalents and restricted cash	$26.7	$20.7

Cash and cash equivalents classified in Assets held for sale, beginning of period	$—	$195.2
Restricted cash classified in Assets held for sale	—	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$195.4

Cash and cash equivalents classified in Assets held for sale, end of period	$—	$253.7
Restricted cash classified in Assets held for sale	—	—
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$253.7

Supplemental cash flow information:
Cash paid for interest	$20.5	$12.3
Cash paid for taxes, net of refunds	$1.9	$2.6

Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$0.4	$2.1
Extinguishment of convertible note in exchange	$—	$51.8
Issuance of convertible note in exchange	$—	$(51.8)
Debt assumed in acquisitions	$—	$6.3

Accounting Pronouncements Adopted in the Current Year

There were no new accounting pronouncements adopted during the six months ended June 30, 2022.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Accounting Pronouncements to be Adopted in 2023

Credit Loss Standard

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), was issued by FASB in June 2016. This new standard and its related amendments change the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables and contract assets, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company is required to adopt Topic 326 on January 1, 2023. The Company is currently evaluating the application of the new standard and does not expect the adoption to have a significant impact on the Company's financial statements.

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

3. Discontinued Operations

The results of Beyond6 and CIG and the related expenses directly attributable to the entities were reported as discontinued operations. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$1.7
Life, accident and health earned premiums, net	—	27.3	—	55.7
Net investment income	—	48.5	—	92.4
Realized/unrealized (losses) gains on investments	—	(4.4)	—	5.1
Total revenue	—	71.4	—	154.9
Cost of revenue	—	—	—	0.8
Policy benefits, changes in reserves, and commissions	—	69.9	—	126.0
Selling, general and administrative	—	8.7	—	21.1
Depreciation and amortization	—	(5.1)	—	(11.0)
(Loss) income from operations	—	(2.1)	—	18.0
Interest expense	—	(0.1)	—	(0.5)
Gain on sale and liquidation of subsidiaries	—	—	—	40.4
Other loss	—	—	—	(3.1)
Pre-tax (loss) income from discontinued operations	—	(2.2)	—	54.8
Income tax benefit (expense)	—	0.7	—	(4.4)
(Loss) income from discontinued operations	$—	$(1.5)	$—	$50.4

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC ("Continental"), an entity controlled by Michael Gorzynski, a former director of the Company who also serves as executive chairman of Continental since October 2020. Our previous segment incorporating CIG (the "Insurance segment"), which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

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

As a result of the factors described above, combined with the risks associated with the long-term care insurance industry, the Company exited the Insurance segment and sold the business resulting in a $200.8 million loss on the sale of CIG in the third quarter of 2021.

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

A portion of the proceeds from the sale of Beyond6 were used to repay $15.0 million of the then outstanding balance under the 6.75% line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement") and repay $27.9 million of the Company's 2021 Senior Secured Notes.

Assets Held for Sale

As of June 30, 2022 and December 31, 2021, the Company had approximately $1.4 million and $1.5 million of other current assets related to discontinued operations which are classified in Assets held for sale on the Condensed Consolidated Balance Sheets, respectively.

4. Revenue

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Infrastructure	$382.1	$232.0	$784.3	$393.3
Life Sciences	1.0	1.2	1.8	1.2
Spectrum	9.1	10.6	18.9	21.1
Total revenue	$392.2	$243.8	$805.0	$415.6

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	June 30, 2022	December 31, 2021

Accounts receivables with customers
Infrastructure	$252.3	$226.8
Life Sciences	0.8	0.3
Spectrum	8.3	9.4
Total accounts receivables with customers	$261.4	$236.5

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial	$218.4	$84.8	$456.6	$134.3
Industrial	85.0	79.0	174.2	119.2
Healthcare	31.2	11.1	57.3	20.0
Convention	22.1	18.8	41.7	28.2
Transportation	7.9	10.8	17.9	24.7
Leisure	5.6	4.7	9.8	12.2
Government	9.1	17.2	16.5	38.5
Other	2.8	5.6	10.0	16.2
Total revenue from contracts with customers	382.1	232.0	784.0	393.3
Other revenue	—	—	0.3	—
Total Infrastructure segment revenue	$382.1	$232.0	$784.3	$393.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Contract assets and contract liabilities consisted of the following (in millions):

	June 30, 2022	December 31, 2021

Cost in excess of billings	$78.5	$68.3
Conditional retainage	74.2	50.3
Contract assets	$152.7	$118.6

Billings in excess of costs	$(147.7)	$(137.6)
Conditional retainage	54.4	58.5
Contract liabilities	$(93.3)	$(79.1)

The change in contract assets is a result of the recording of $135.8 million of contract assets driven by new commercial projects, offset by $101.7 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $90.5 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $76.3 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

The transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within one year	Within five years	Total
Commercial	$484.2	$179.6	$663.8
Industrial	277.1	3.2	280.3
Transportation	103.1	58.1	161.2
Government	19.0	—	19.0
Leisure	13.8	—	13.8
Healthcare	189.9	10.0	199.9
Convention	113.9	13.7	127.6
Other	4.7	—	4.7
Remaining unsatisfied performance obligations	$1,205.7	$264.6	$1,470.3

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Systems and consumables revenue	$1.0	$1.2	$1.8	$1.2
Total Life Sciences segment revenue	$1.0	$1.2	$1.8	$1.2

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Broadcast station	$4.7	$4.5	$9.5	$8.9
Network advertising	3.3	4.8	7.3	9.5
Network distribution	0.8	0.7	1.4	1.6
Other	0.3	0.6	0.7	1.1
Total Spectrum segment revenue	$9.1	$10.6	$18.9	$21.1

The transaction price allocated to remaining unsatisfied performance obligations consisted of $4.3 million of broadcast station revenues, $0.1 million of network advertising and $0.1 million of other revenues, of which $3.3 million is expected to be recognized within one year and $1.2 million is expected to be recognized within five years.

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

Pro Forma Adjusted Summary

The following schedule presents unaudited consolidated pro forma results of operations data as if the acquisition of Banker Steel had occurred at the beginning of the prior period. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in millions):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$326.1	$613.1
Income (loss) from operations	$1.5	$(7.1)
Net loss attributable to INNOVATE	$(15.7)	$(2.6)

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a former director of the Company who also serves as executive chairman of Continental since October 2020. The Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The extraordinary dividend was approved by our domestic regulator in connection with the approval of the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

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

See Note 3. Discontinued Operations for further details.

6. Accounts Receivable, net

Accounts receivable, net consist of the following (in millions):

	June 30, 2022	December 31, 2021

Contracts in progress	$252.4	$226.8
Unbilled retentions	0.5	0.4
Trade receivables	8.9	9.9
Other receivables	9.7	10.6
Allowance for doubtful accounts	(0.4)	(0.6)
Total	$271.1	$247.1

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
7. Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following (in millions):

	June 30, 2022	December 31, 2021

Equipment, furniture and fixtures, and software	$185.3	$180.7
Building and leasehold improvements	42.1	43.0
Land	23.8	24.1
Construction in progress	11.8	8.9
Plant and transportation equipment	8.2	8.3
	271.2	265.0
Less: Accumulated depreciation	106.7	95.1
Total	$164.5	$169.9

Depreciation expense was $6.3 million and $5.3 million for the three months ended June 30, 2022 and 2021, respectively. These amounts included $3.6 million and $2.8 million of depreciation expense recognized within cost of revenue for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense was $12.7 million and $10.0 million for the six months ended June 30, 2022 and 2021, respectively. These amounts included $7.3 million and $5.0 million of depreciation expense recognized within cost of revenue for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the total net book value of equipment under capital leases consisted of $0.6 million and $0.2 million, respectively.

8. Goodwill and Intangibles, net

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2021	$106.0	$21.4	$127.4
Translation	(0.3)	—	(0.3)
Balance at June 30, 2022	$105.7	$21.4	$127.1

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets was as follows (in millions):

	June 30, 2022	December 31, 2021

FCC licenses	$106.4	$106.5
Total	$106.4	$106.5

For the six months ended June 30, 2022 and 2021, the Company recorded impairment charges of $0.1 million and $2.1 million, respectively, in Other operating loss (income) related to non-core FCC licenses which were sold or expired in order to bring their carrying value equal to the agreed upon sales price prior to the execution of the sale.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Definite Lived Intangible Assets

The gross carrying amount and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(7.1)	$18.3	$25.4	$(6.3)	$19.1
Customer relationships and contracts	11 years	87.6	(28.4)	59.2	87.7	(21.6)	66.1
Channel sharing arrangements	35 years	12.6	(1.3)	11.3	12.6	(1.1)	11.5
Other	12 years	4.1	(0.9)	3.2	8.5	(3.3)	5.2
Total		$129.7	$(37.7)	$92.0	$134.2	$(32.3)	$101.9

For the three and six months ended June 30, 2022, the Company recorded impairment charges to definite lived intangible assets of $1.5 million in Other operating loss (income) related to the impairment of the HC2 Network Program License Agreement ("PLA") due to a decline in performance.

Amortization expense for definite lived intangible assets was $4.2 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets was $8.4 million and $3.8 million for the six months ended June 30, 2022 and 2021, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization

The Company estimates the annual amortization expense of amortizable intangible assets for the next five fiscal years will be as follows (in millions):

Estimated Amortization
2022	$11.9
2023	7.4
2024	7.4
2025	7.3
2026	6.8
Thereafter	51.2
Total	$92.0

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
9. Debt Obligations

Debt obligations consist of the following (in millions):

	June 30, 2022	December 31, 2021
Infrastructure
3.25% Note due 2026	102.5	107.2
PRIME minus 1.10% Line of Credit due 2024	87.7	30.4
4.00% Note due 2024	20.0	25.0
8.00% Note due 2024	19.6	19.6
11.00% Note due 2024	—	6.3
Obligations under finance leases	0.6	0.1
Spectrum
8.50% Note due 2022	19.3	19.3
10.50% Note due 2022	32.9	32.9
Life Sciences
12.00% Note due 2022	0.5	—
Non-Operating Corporate
8.50% Senior Secured Notes, due 2026	330.0	330.0
7.50% Convertible Senior Notes, due 2022	—	3.2
7.50% Convertible Senior Notes, due 2026	51.8	51.8
LIBOR plus 5.75% Line of Credit due 2024	5.0	5.0
	669.9	630.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(2.8)	(4.5)
Less: current portion of debt obligations	(73.0)	(69.5)
Debt obligations	$594.1	$556.8

Aggregate finance lease and debt payments, including interest are as follows (in millions):

	Finance Leases	Debt	Total
2022	$0.1	$84.4	$84.5
2023	0.2	58.8	59.0
2024	0.2	158.4	158.6
2025	0.1	41.8	41.9
2026	—	471.3	471.3
Thereafter	—	0.1	0.1
Total minimum principal and interest payments	0.6	814.8	815.4
Less: Amount representing interest	—	(145.5)	(145.5)
Total aggregate finance lease and debt payments	$0.6	$669.3	$669.9

The interest rates on the finance leases range from approximately 2.0% to 5.6%.

Infrastructure

In May 2021, DBMG repaid its LIBOR plus 1.50% revolving line of credit (the "Revolving Line") under the Credit and Security Agreement with Wells Fargo Bank and its term loan due 2023 (the "TCW Loan") under a financing agreement with TCW Asset Management Company LLC. In addition, DBMG entered into a new credit facility with UMB Bank ("UMB"). Under the terms of the agreement, UMB agreed to a $110.0 million term loan ("UMB Term Loan") and $110.0 million revolving credit agreement ("UMB Revolving Line"). The UMB Term loan expires in 2026 and will bear interest at a rate of 3.25% with an effective interest rate of 3.25%. The UMB Revolving Line expires in 2024 and will bear interest at a rate of Prime Rate minus 1.10%. The proceeds were used to fully repay DBMG's existing debt obligations, fund a portion of the Banker Steel acquisition, and provide additional working capital capacity to DBMG.

The 2021 extinguishment of the Revolving Line and the TCW Loan yielded a loss on extinguishment of $1.6 million included in Loss on early extinguishment or restructuring of debt in the Condensed Consolidated Statement of Operations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement. During the quarter ended June 30, 2022, anticipating that DBMG might not be in compliance with this covenant, DBMG began negotiating an amendment to its UMB Revolving Line which included modifying the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things. As of June 30, 2022, the amendment was not yet finalized and as a result, the Company was out of compliance with the Fixed Coverage Ratio covenant. DBMG finalized the amended agreement with UMB on August 2, 2022, which included a retrospective change to the terms of the Fixed Coverage Ratio covenant, including the calculation thereof, and as a result the Company is in compliance with its covenants.

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

Life Sciences

On June 27, 2022, R2 Technologies issued a $0.5 million short-term 90-day 12.0% bridge financing loan with Lancer Capital, LLC, a related party, an entity controlled by Avram A. Glazer, the Chairman of the Board of Directors.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
2026 Senior Secured Notes

The 2026 Senior Secured Notes were issued under an indenture dated February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"). The 2026 Senior Secured Notes were issued at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees. For the six months ended June 30, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the deferred financing fees was $15.1 million and $12.3 million, respectively.

2022 Convertible Notes

On June 1, 2022, the 2022 Convertible Notes of $3.2 million matured, and the Company repaid the principal and accrued interest upon maturity. For the six months ended June 30, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the discount on the Convertible Notes was $0.2 million.

2026 Convertible Notes

At June 30, 2022, the 2026 Convertible Notes had a net carrying value of $60.2 million and an unamortized premium of $9.3 million. Based on the closing price of our common stock of $1.73 on June 30, 2022, the if-converted value of the 2026 Convertible Notes did not exceed its principal value. For the six months ended June 30, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of discount net of premium was $1.0 million and $0.8 million, respectively.

Line of Credit
On February 23, 2021, the Company entered into a third amendment (the "Amendment") of the 6.75% line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"). Among other things, the Amendment (i) increases the aggregate principal amount of the Revolving Credit Agreement to $20.0 million, (ii) extends the maturity date of the Revolving Credit Amendment to February 23, 2024, (iii) updates the affirmative and negative covenants contained in the Amended Credit Agreement so that they are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes and (iv) reduces the interest rate margin applicable to loans borrowed under the Amended Credit Agreement to 5.75% from the 6.75% described above. Except as modified by the Amendment, the terms of the Revolving Credit Agreement remain in effect. In May 2021, INNOVATE drew $5.0 million under the Revolving Credit Agreement. Subsequent to quarter end, the Company drew an additional $15.0 million under the Revolving Credit Agreement. Refer to Note 19. Subsequent Events for additional information.

INNOVATE is in compliance with its debt covenants as of June 30, 2022.

10. Supplementary Financial Information

Contracts in Progress

Contract assets and contract liabilities and recognized earnings consist of the following (in millions):

	June 30, 2022	December 31, 2021

Costs incurred on contracts in progress	$2,660.0	$2,161.5
Estimated earnings	377.9	316.4
Contract revenue earned on uncompleted contracts	3,037.9	2,477.9
Less: progress billings	2,978.5	2,438.4
	$59.4	$39.5

The above is included in the accompanying consolidated balance sheet under the following line items:
Contract assets	$152.7	$118.6
Contract liabilities	(93.3)	(79.1)
	$59.4	$39.5

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Inventory

Inventory consists of the following (in millions):

	June 30, 2022	December 31, 2021

Raw materials and consumables	$16.9	$14.3
Work in process	1.0	1.2
Finished goods	2.2	1.5
Total inventory	$20.1	$17.0

Investments

Carrying values of other invested assets were as follows (in millions):

	June 30, 2022			December 31, 2021
	Measurement Alternative(1)	Equity Method	Total	Measurement Alternative(1)	Equity Method	Total
Common stock	$—	$3.1	$3.1	$—	$2.1	$2.1
Preferred stock	—	3.2	3.2	—	7.5	7.5
Fixed maturities	—	5.0	5.0	0.5	—	0.5
Put option	11.3	—	11.3	11.3	—	11.3
Investment in securities	—	36.3	36.3	—	34.6	34.6
Total	$11.3	$47.6	$58.9	$11.8	$44.2	$56.0
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

During the six months ended June 30, 2022, the Company's fixed maturities increased $4.5 million to $5.0 million from $0.5 million. The increase was due to Pansend's equity method investment, MediBeacon, which issued Pansend a $4.5 million 8.0% convertible note due March 2025.

Fair Value of Financial Instruments Not Measured at Fair Value

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis. The table excludes carrying amounts for cash and cash equivalents and restricted cash, accounts receivable and contract assets, accounts payable, contract liabilities and other current liabilities, and other assets and liabilities that approximate fair value due to relatively short periods to maturity (in millions):

June 30, 2022			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$666.5	$644.3	$—	$644.3	$—
Total liabilities not accounted for at fair value	$666.5	$644.3	$—	$644.3	$—

December 31, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$626.3	$648.2	$—	$648.2	$—
Total liabilities not accounted for at fair value	$626.3	$648.2	$—	$648.2	$—
(1) Excludes certain lease obligations accounted for under ASC 842, Leases.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Debt Obligations. The fair value of the Company’s long-term obligations was determined using Bloomberg Valuation Service BVAL. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

Equity Method Investments

The Company's share of net income (loss) from its equity method investments was a loss of $0.5 million and income of $0.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company's share of net loss from its equity method investments totaled $1.0 million and $1.9 million for the six months ended June 30, 2022 and 2021, respectively. The Company accounts for the Triple Ring equity method investment's results on a one-month lag basis.

The following tables provide summarized financial information for the Company's equity method investments (in millions):

	June 30, 2022	December 31, 2021

Assets	$657.1	$604.5
Liabilities	534.0	481.5
Equity	$123.1	$123.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$139.1	$218.3	209.3	$298.6
Gross profit	27.2	36.1	44.9	44.3
Income from continuing operations	6.6	7.6	5.4	0.9
Net income	4.9	6.2	6.8	0.1

Other Non-Current Assets

The following tables provide information relating to Other non-current assets (in millions):

	June 30, 2022	December 31, 2021

Right-of-use assets	$67.7	$69.6
Other	4.7	3.7
Total other non-current assets	$72.4	$73.3

For the three and six months ended June 30, 2022, the Company recorded impairment charges to right-of-use assets of $0.4 million in Other operating loss (income) related to FCC licenses impaired. Refer to Note 8. Goodwill and Intangibles, net for additional information.

Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	June 30, 2022	December 31, 2021

Accrued expenses and other current liabilities	$27.6	$24.5
Accrued payroll and employee benefits	33.5	38.9
Accrued interest	32.0	29.6
Accrued income taxes	0.2	0.4
Total accrued liabilities	$93.3	$93.4

Other Non-Current Liabilities

The following tables provide information relating to Other non-current liabilities (in millions):

	June 30, 2022	December 31, 2021

Lease liability, net of current portion	$55.0	$58.5
Other	4.8	4.8
Total other non-current liabilities	$59.8	$63.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Leases

Operating lease right-of-use-assets and finance leases are recognized in the Condensed Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liability and finance lease liability are recognized in the Condensed Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of June 30, 2022 and December 31, 2021, lease right-of-use assets and lease liabilities consist of the following (in millions):

	June 30, 2022	December 31, 2021

Right-of-use assets:
Operating lease (Other non-current assets)	$67.7	$69.6
Finance lease (Property, plant and equipment, net)	0.6	0.2
Total right-of-use assets	$68.3	$69.8

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$17.1	$15.5
Non-current portion of operating lease (Other non-current liabilities)	55.0	58.5
Finance lease (Debt obligations)	0.6	0.1
Total lease liabilities	$72.7	$74.1

The tables below present financial information associated with the Company's leases. This information is presented as of, and for the three and six months ended June 30, 2022 and 2021. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2022 and 2045.

The following table summarizes the components of lease expense for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.3	$0.1	$0.6
Interest on lease liabilities	—	—	—	—
Net finance lease cost	0.1	0.3	0.1	0.6
Operating lease cost	5.9	4.3	11.8	7.8
Variable lease cost	0.2	0.1	0.3	0.2
Sublease income	(0.2)	—	(0.4)	—
Total lease cost	$6.0	$4.7	$11.8	$8.6

Cash flow information related to leases for the three and six months ended June 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—	$—	$—
Financing cash flows from finance leases	$0.1	$0.2	$0.1	$0.5
Operating cash flows from operating leases	$5.8	$4.2	$12.0	$7.9
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$0.5	$—	$0.5	$—
Operating leases	$1.2	$37.3	$7.7	$41.2

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	June 30, 2022	December 31, 2021

Weighted-average remaining lease term (years) - operating lease	7.5	7.5
Weighted-average remaining lease term (years) - finance lease	3.0	2.3
Weighted-average discount rate - operating lease	5.4%	5.4%
Weighted-average discount rate - finance lease	5.2%	4.2%

As of June 30, 2022, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2022	$10.1	$0.1
2023	18.4	0.2
2024	12.6	0.2
2025	9.3	0.1
2026	6.5	—
Thereafter	31.3	—
Total future lease payments	88.2	0.6
Less: Present values	(16.1)	—
Total lease liability balance	$72.1	$0.6

In November 2021, INNOVATE Corp. entered into a ten-year lease agreement for a special purpose space in Palm Beach, Florida. The new lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to 3% annual upward adjustments, with total square footage of 20,950. The new lease also provides for the Company to receive an allowance from the landlord of $2.1 million to be used toward costs to design, engineer, install, supply and construct improvements, payable at the end of the construction period. The future lease payments and unexpended amounts under the allowance are not yet recorded on our consolidated balance sheet. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

In December 2021, the Company entered into a five-year lease agreement with an option to extend the lease for another five years for office space in West Palm Beach, Florida. The new lease has not commenced yet, but will require future monthly lease payments of approximately $0.14 million over the entire lease term, subject to 3% annual upward adjustment, with total square footage of 15,786. The future lease payments are not yet recorded on our consolidated balance sheet, as the building is still under construction. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2022 interim tax provision.

Income tax expense was $2.0 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively. Income tax expense was $3.6 million and $3.7 million for the six months ended June 30, 2022 and 2021, respectively. The income tax expense recorded relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by INNOVATE Corp.'s U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Net Operating Losses

At December 31, 2021, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $164.5 million, of which a portion is subject to annual limitation under IRC Sec. 382. Based on estimates as of June 30, 2022, the Company expects that approximately $95.7 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2022. This estimate may change based on changes to actual results reported on the 2021 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differs from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, PTGi International Carrier Services Ltd. (“PTGi-ICS Ltd”), received notices from Her Majesty’s Revenue and Customs office in the U.K. (the "HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years. On February 15, 2022, the Upper Tribunal (Tax and Chancery) Chamber (the "Tax Tribunal") found in favor of PTGi-ICS Ltd. HMRC has acknowledged that it will not appeal the Tax Tribunal’s decision and it must pay reasonable legal fees incurred by PTGi-ICS Ltd. Repayment of the outstanding VAT claim and resolution of the dispute regarding the level of costs that can be recovered are pending. The Company is working towards a final resolution.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: the Company’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants moved to dismiss the Amended Complaint on April 23, 2021. The Court heard argument on the motions to dismiss on January 21, 2022. Ruling from the bench, the Court granted Defendants’ motions to dismiss, in part. The Court dismissed all claims against all individual defendants other than Ronald Yagoda, including all claims against Messrs. Barr, Stahl, Courtis, Leffler, Falcone, Sena, and Voigt. As to the two remaining defendants - INNOVATE Corp. and Yagoda - the Court dismissed all claims regarding: (i) DBMG acting as a guarantor or providing collateral for loans by the Company; (ii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iii) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting; and (iv) DBMG’s payments to the Company in 2016 and May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company. The Company believes the surviving claims in the FVI Amended Complaint relating to (i) DBMG’s payments to the Company after May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company and (ii) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial are without merit. Discovery on the two remaining claims is underway and, if necessary, trial in this action is expected to occur in the second half of 2023. The Company intends to vigorously defend this litigation.

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Philip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. Defendants moved to dismiss the amended complaint in its entirety on August 25, 2021, and the parties completed briefing on the motions to dismiss on November 10, 2021. The Court heard argument on the motions to dismiss on March 29, 2022. On June 28, 2022, the Court requested that the parties submit supplemental briefing on the motions to dismiss by July 20, 2022. The parties have completed the supplemental briefing and await a decision. The Company believes the allegations in the amended complaint are without merit and the Company intends to vigorously defend this litigation.

Insurance Company Books and Records Demand

On July 28, 2021, the Company received a demand from a company stockholder pursuant to 8 Del. C. § 220 to inspect books and records of the Company relating to, among other things, the Company’s sale of its Insurance segment. The Company has responded to the demand and cannot determine at this time if the books and records demand will lead to litigation.

INNOVATE Books and Records Demand

On June 6, 2022, the Company received a demand from a Company stockholder pursuant to 8 Del. C. § 220 to inspect books and records of the Company relating to, among other things, the Company’s lease agreement for a special purpose space in Palm Beach, Florida; the request by certain Company stockholders for a waiver of the share purchase limitations in the Company’s Tax Benefits Preservation Plan; and the receipt of a letter by the Audit Committee of the Board on May 18, 2022 from Michael Gorzynski, on behalf of MG Capital Management, Ltd. The Company has responded to the demand and cannot determine at this time if the books and records demand will lead to litigation.

Other Commitments and Contingencies

HMN Equity Interest

On October 30, 2019, the Company announced the sale of its New Saxon 2019 Limited (“New Saxon”) stake in HMN, its 49% joint venture with Huawei Technologies Co., Ltd., to Hengtong Optic-Electric Co Ltd ("Hengtong"). Under the terms of the agreement, the sale of New Saxon’s 49% interest in HMN will be affected in two tranches. The first tranche, the sale of the portion of New Saxon’s 30% interest of HMN, closed on May 12, 2020 (the "First HMN Close"). The remaining 19% interest of HMN is retained by New Saxon and subject to a put option agreement by New Saxon, exercisable starting on the second year anniversary of the closing date of the First HMN Close at a price equal to the greater of the share price paid for the 30% interest or fair market value as of the exercisable date.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

On June 24, 2022, New Saxon entered into a supplemental agreement for the outright sale of its remaining 19% interest in HMN, which also changed the buyers from a Hong Kong entity to three Chinese entities. There is no guarantee that the transaction will be consummated in the anticipated timeframe, on the contemplated terms or at all. The new agreement preserves the rights under the original put option agreement and the Company will have the ability to exercise the put option if the transaction does not close by October 31, 2022. The significant terms and structure of the transaction have not otherwise changed, and the transaction still requires cash settlement.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.3 million for both the six months ended June 30, 2022 and 2021.

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

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2020	628,433	$3.93
Granted	593,458	$3.81
Vested	(514,543)	$3.89
Forfeited	(151,469)	$4.13
Unvested - December 31, 2021	555,879	$3.79
Granted	599,797	$3.57
Vested	(281,746)	$3.84
Forfeited	—	$—
Unvested - June 30, 2022	873,930	$3.62

At June 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $2.7 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.4 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2020	4,739,858	$5.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(23,999)	$5.31
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Exercised	—	—
Forfeited	—	—
Expired	(1,500)	$4.06
Outstanding - June 30, 2022	4,995,150	$5.02

Eligible for exercise	4,995,150	$5.02

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
At June 30, 2022, the intrinsic value and average remaining life of the Company's outstanding options were zero and approximately 2.4 years, and intrinsic value and average remaining life of the Company's exercisable options were zero and approximately 2.4 years. The maximum contractual term of the Company's exercisable options is approximately 10 years. There were no unvested stock options and no unrecognized stock-based compensation expenses related to unvested stock options.

15. Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2022	December 31, 2021

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Preferred Share Activity

Series A-3 and A-4 Share Issuance and Conversion

On July 1, 2021 (the "Exchange Date") as a part of the sale of CIG, INNOVATE entered into an exchange agreement (the "Exchange Agreement") with the now deconsolidated CGIC, who held the remaining shares of the Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 will mature on July 1, 2026. A cash payment of $0.3 million was made as a part of the exchange for accrued and unpaid dividends on the Series A and Series A-2 being exchanged.

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet with a combined redemption value of $16.1 million with a current fair value as of June 30, 2022 of $18.2 million.

Dividends. The Series A-3 and Series A-4 Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued values of the Series A-3 and Series A-4 Preferred Stock accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends. The Series A-3 and Series A-4 Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of shares of Company's common stock on an as-converted basis.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

At June 30, 2022, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the six months ended June 30, 2022 and 2021, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, excluding the Series A and Series A-2 Preferred Stock which was owned by CGIC and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021, as presented in the following table (in millions):

2022
Declaration Date	March 31, 2022	June 30, 2022
Holders of Record Date	March 31, 2022	June 30, 2022
Payment Date	April 15, 2022	July 15, 2022
Total Dividend	$0.3	$0.3

2021
Declaration Date	March 31, 2021	May 29, 2021
Holders of Record Date	March 31, 2021	May 29, 2021
Payment Date	April 15, 2021	June 4, 2021
Total Dividend	$0.2	$0.1

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

During the six months ending June 30, 2022, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2022

Declaration Date	March 31, 2022	June 30, 2022
Holders of Record Date	March 31, 2022	June 30, 2022
Payment Date	April 15, 2022	July 15, 2022
Total Dividend*	$0.9	$0.9

*The dividend paid on April 15, 2022 was a cash dividend. The DBMGi Board of Directors elected to pay the second quarter dividend payable July 15, 2022 in shares.

16. Related Parties

Non-Operating Corporate

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by INNOVATE's former CEO and formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right-of-use asset and lease liability on the Condensed Consolidated Balance Sheets.

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.1 million. For the three months ended June 30, 2022 and 2021, DBMG incurred lease expense of $24 thousand and $10 thousand, respectively, and for the six months ended June 30, 2022 and 2021, DBMG incurred lease expense of $48 thousand and $10 thousand, respectively.

Banker Steel has leased one plane from Banker Aviation LLC, a related party that is owned by Donald Banker, a related party, with monthly lease payments of $0.1 million and a total lease liability of $1.8 million. During the first quarter 2022, one of the two plane leases was terminated. For the three months ended June 30, 2022 and 2021, DBMG incurred lease expense of $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2022 and 2021, DBMG incurred lease expense of $0.6 million and $0.2 million, respectively.

Banker Steel also had a subordinated 11.0% note payable of $6.3 million to Donald Banker, a related party, which was redeemed in full by DBMG on April 4, 2022. For the three months ended June 30, 2022 and 2021, DBMG incurred interest expense of zero and $0.1 million, respectively, and for the six months ended June 30, 2022 and 2021, DBMG incurred interest expense of $0.2 million and $0.1 million, respectively. Refer to Note 9. Debt Obligations to our Condensed Consolidated Financial Statements for additional information.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Life Sciences

For the three and six months ended June 30, 2022, R2 Technologies incurred approximately $0.1 million and $0.2 million, respectively, of stock compensation and royalty expenses that were paid to Blossom Innovations, LLC, an investor and a related party of R2 Technologies. On June 27, 2022, R2 Technologies issued a $0.5 million short-term 90-day 12.0% bridge financing loan with Lancer Capital, LLC, a related party, an entity controlled by Avram A. Glazer, Chairman of the Board of Directors of INNOVATE.

Subsequent to quarter end, on July 13, 2022, R2 Technologies entered into a note purchase agreement with Lancer Capital, LLC Refer to Note 19. Subsequent Events for additional information.

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

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2022	2021	2022	2021
Customer A	Infrastructure	24.0%	*	23.6%	*
*Less than 10% revenue concentration

Summary information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Infrastructure	$382.1	$232.0	$784.3	$393.3
Life Sciences	1.0	1.2	1.8	1.2
Spectrum	9.1	10.6	18.9	21.1
Total revenue	$392.2	$243.8	$805.0	$415.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) income from operations
Infrastructure	$11.8	$2.2	$23.7	$4.4
Life Sciences	(5.2)	(4.5)	(10.2)	(9.3)
Spectrum	(3.1)	1.4	(3.5)	0.2
Other	—	(0.2)	(0.1)	(0.6)
Non-operating Corporate	(3.9)	(6.6)	(9.6)	(13.3)
Total (loss) income from operations	$(0.4)	$(7.7)	$0.3	$(18.6)

A reconciliation of the Company's consolidated segment operating income to consolidated earnings before income taxes is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) income from operations	$(0.4)	$(7.7)	$0.3	$(18.6)
Interest expense	(12.5)	(12.4)	(25.1)	(33.8)
Loss on early extinguishment or restructuring of debt	—	(1.6)	—	(12.4)
(Loss) income from equity investees	(0.5)	0.2	(1.0)	(1.9)
Other income, net	1.5	0.4	1.4	3.8
Loss from continuing operations before income taxes	$(11.9)	$(21.1)	$(24.4)	$(62.9)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and Amortization
Infrastructure	$5.3	$3.3	$10.6	$5.7
Infrastructure recognized within cost of revenue	3.6	2.8	7.3	5.0
Total Infrastructure	8.9	6.1	17.9	10.7
Life Sciences	—	0.1	0.1	0.1
Spectrum	1.5	1.4	3.0	2.9
Non-operating Corporate	0.1	—	0.1	—
Total depreciation and amortization	$10.5	$7.6	$21.1	$13.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capital Expenditures (*)
Infrastructure	$3.7	$3.9	$6.6	$5.5
Life Sciences	—	0.3	0.1	0.5
Spectrum	0.5	0.6	2.1	2.0
Total	$4.2	$4.8	$8.8	$8.0
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	June 30, 2022	December 31, 2021

Investments
Infrastructure	$—	$0.7
Life Sciences	11.3	10.2
Other	47.6	45.1
Total	$58.9	$56.0

	June 30, 2022	December 31, 2021

Equity Method Investments (included in Investments)
Infrastructure	$—	$0.7
Life Sciences	11.3	9.6
Other	36.3	33.9
Total	$47.6	$44.2

	June 30, 2022	December 31, 2021

Total Assets
Infrastructure	$839.7	$786.4
Life Sciences	18.2	22.0
Spectrum	191.1	198.9
Other	50.6	48.0
Non-operating Corporate	6.8	25.3
Total	$1,106.4	$1,080.6

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

The Company had no dilutive common share equivalents during the three and six months ended June 30, 2022 and 2021 due to results from continuing operations being a loss, net of tax. The following table presents a reconciliation of net income (loss) used in basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loss from continuing operations	$(13.9)	$(23.7)	$(28.0)	$(66.6)
Loss from continuing operations attributable to noncontrolling interest and redeemable noncontrolling interest	1.5	1.6	3.2	4.4
Loss from continuing operations attributable to the Company	(12.4)	(22.1)	(24.8)	(62.2)
Less: Preferred dividends, deemed dividends and repurchase gains	1.2	0.2	2.4	0.6
Loss from continuing operations attributable to INNOVATE common stockholders	(13.6)	(22.3)	(27.2)	(62.8)
(Loss) income from discontinued operations	—	(1.5)	—	50.4
Loss from discontinued operations attributable to noncontrolling interest and redeemable noncontrolling interest	—	0.1	—	0.9
(Loss) income from discontinued operations, net of tax and noncontrolling interest	—	(1.4)	—	51.3
Net loss attributable to common stock and participating preferred stockholders	$(13.6)	$(23.7)	$(27.2)	$(11.5)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	77.5	77.0	77.4	77.1
Unvested restricted stock	—	—	—	—
Preferred stock (as-converted basis)	—	—	—	—
Total	77.5	77.0	77.4	77.1

Percentage of (loss) income allocated to:
Common stock	100.0%	100.0%	100.0%	100.0%
Unvested restricted stock	—%	—%	—%	—%
Preferred stock	—%	—%	—%	—%

Numerator for earnings per share, basic:
Net loss from continuing operations attributable to common stock, basic	$(13.6)	$(22.3)	$(27.2)	$(62.8)
Net (loss) income from discontinued operations attributable to common stock, basic	—	(1.4)	—	51.3
Net loss attributable to common stock, basic	$(13.6)	$(23.7)	$(27.2)	$(11.5)

Earnings allocable to common shares, diluted:
Numerator for earnings per share, diluted
Effect of assumed shares under the if-converted method for convertible instruments	$—	$—	$—	$—

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Net loss from continuing operations attributable to common stock, basic	$(13.6)	$(22.3)	$(27.2)	$(62.8)
Net income from discontinued operations attributable to common stock, basic	$—	$(1.4)	$—	$51.3
Net (loss) income attributable to common stock, basic	$(13.6)	$(23.7)	$(27.2)	$(11.5)

Denominator for basic and dilutive earnings per share
Weighted average common shares outstanding - basic	77.5	77.0	77.4	77.1
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	—	—	—
Weighted average common shares outstanding - diluted	77.5	77.0	77.4	77.1

Loss per share - continuing operations
Basic	$(0.18)	$(0.29)	$(0.35)	$(0.82)
Diluted	$(0.18)	$(0.29)	$(0.35)	$(0.82)

(Loss) income per share - discontinued operations
Basic	$—	$(0.02)	$—	$0.67
Diluted	$—	$(0.02)	$—	$0.67

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(0.18)	$(0.31)	$(0.35)	$(0.15)
Diluted	$(0.18)	$(0.31)	$(0.35)	$(0.15)

19. Subsequent Events

On July 13, 2022, R2 Technologies entered into a note purchase agreement with Lancer Capital, LLC, a related party controlled by Avram A. Glazer, the Chairman of the Board of Directors of INNOVATE. The note payable will bear interest at 12.0% per annum, and will be funded in two tranches. The first tranche of $5.0 million closed on July 13, 2022, and included the settlement of a $0.5 million short-term 90-day 12.0% bridge financing loan made on June 27, 2022 by Lancer Capital, LLC, and an additional $4.5 million in cash. The note is payable on the earlier of December 31, 2022 or within five business days from the date on which R2 Technologies receives greater than $10.0 million from an equity or debt financing event.

On July 29, 2022, INNOVATE Corp. drew an additional $15.0 million on its Revolving Credit Agreement, increasing the outstanding balance to $20.0 million.

On August 2, 2022, DBMG entered into an amended agreement with UMB, which included, among other things, an increase to the Revolving Line commitment from $110.0 million to $135.0 million, and a change to the terms of the Fixed Coverage Ratio covenant.

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

Recent Developments

COVID-19 Impact on our Business

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") as a pandemic, and on March 13, 2020, the United States declared the pandemic to be a national emergency. As COVID-19 spread throughout the country, the situation has continued to evolve, including the adoption of the COVID-19 vaccine and the reopening of state economies.

The Company’s top priority has been to protect its employees and their families and those of the Company’s customers. The Company continues to take precautionary measures as directed by health authorities and local governments, where applicable, including changing operational procedures, providing additional protective gear and cleaning to protect personnel and customers who request it, which has resulted and may continue to result in disruptions to and increased costs of the Company’s operations. We may take further action as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have changed the way we conduct some of our operations. After the vaccine rollout commenced, most employees have begun to return to the office or worksites, either full-time or part-time. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, including any new strains of the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including, but not limited to, the outbreak of any new strains of the coronavirus, any related travel advisories and restrictions, lockdowns and quarantine measures enacted by foreign governments, such as China, and its impact to the U.S. and global financial markets, all of which are highly uncertain and cannot be predicted. Preventing the effects from and responding to this market disruption if any other public health threat, related or otherwise, may further increase costs of our business and may have a material adverse effect on our business, financial condition, and results of operations.

COVID-19 has caused supply chain challenges related to labor shortages and supply chain disruptions, which may create significant delays in our ability to complete projects or deliver products. The receipt of material from impacted areas has been slowed or disrupted and our suppliers have experienced similar challenges in fulfilling orders due to unavailability of certain materials used in manufacturing. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other economic factors continue to persist worldwide due to COVID-19 and worldwide supply impacts as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in price increases per shipping container. In addition, in the United States, trucking costs have continued to rise due to driver shortages and increased labor costs, and new federal and state safety, environmental and labor regulations could be implemented. These changes may disrupt our supply chain, which may result in a delay in the completion of our projects or manufacturing of our products and may cause us to incur significant additional costs. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on our results of operations or financial condition.

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

During the six months ended June 30, 2022, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG was not materially impacted by COVID-19 and incurred zero COVID-19 costs during the six months ended June 30, 2022. DBMG continues to perform work on jobs contracted during the last twelve to twenty-four months that had lower point of sale margins to maintain shop capacity and utilization but continues to see an increase in point of sale margins on newer contracted work.

Life Sciences

R2 Technologies' supplier has encountered difficulties obtaining certain materials to manufacture its Glacial Spa and Glacial Rx devices due to supply chain constraints and has experienced longer lead times purchasing materials and obtaining inventory.

Spectrum

Spectrum was not materially impacted by COVID-19 during the six months ended June 30, 2022.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue
Infrastructure	$382.1	$232.0	$150.1	$784.3	$393.3	$391.0
Life Sciences	1.0	1.2	(0.2)	1.8	1.2	0.6
Spectrum	9.1	10.6	(1.5)	18.9	21.1	(2.2)
Total revenue	$392.2	$243.8	$148.4	$805.0	$415.6	$389.4

(Loss) income from operations
Infrastructure	$11.8	$2.2	$9.6	$23.7	$4.4	$19.3
Life Sciences	(5.2)	(4.5)	(0.7)	(10.2)	(9.3)	(0.9)
Spectrum	(3.1)	1.4	(4.5)	(3.5)	0.2	(3.7)
Other	—	(0.2)	0.2	(0.1)	(0.6)	0.5
Non-operating Corporate	(3.9)	(6.6)	2.7	(9.6)	(13.3)	3.7
Total (loss) income from operations	$(0.4)	$(7.7)	$7.3	$0.3	$(18.6)	$18.9

Interest expense	(12.5)	(12.4)	(0.1)	(25.1)	(33.8)	8.7
Loss on early extinguishment or restructuring of debt	—	(1.6)	1.6	—	(12.4)	12.4
(Loss) income from equity investees	(0.5)	0.2	(0.7)	(1.0)	(1.9)	0.9
Other income, net	1.5	0.4	1.1	1.4	3.8	(2.4)
Loss from continuing operations	$(11.9)	$(21.1)	$9.2	$(24.4)	$(62.9)	$38.5
Income tax expense	(2.0)	(2.6)	0.6	(3.6)	(3.7)	0.1
Loss from continuing operations	$(13.9)	$(23.7)	$9.8	$(28.0)	$(66.6)	$38.6
(Loss) income from discontinued operations (including gain on disposal of $40.4 million for the six months ended June 30, 2021)	—	(1.5)	1.5	—	50.4	(50.4)
Net loss	$(13.9)	$(25.2)	$11.3	$(28.0)	$(16.2)	$(11.8)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1.5	1.7	(0.2)	3.2	5.3	(2.1)
Net loss attributable to INNOVATE Corp.	$(12.4)	$(23.5)	$11.1	$(24.8)	$(10.9)	$(13.9)
Less: Preferred dividends and deemed dividends from conversions	1.2	0.2	1.0	2.4	0.6	1.8
Net loss attributable to common stock and participating preferred stockholders	$(13.6)	$(23.7)	$10.1	$(27.2)	$(11.5)	$(15.7)

Revenue: Revenue for the three months ended June 30, 2022 increased $148.4 million to $392.2 million from $243.8 million for the three months ended June 30, 2021. Revenue for the six months ended June 30, 2022 increased $389.4 million to $805.0 million from $415.6 million for the six months ended June 30, 2021. The increases in revenue were primarily due to the Infrastructure segment, which acquired Banker Steel on May 27, 2021, and increased Infrastructure market demand along with larger projects entering the market.

(Loss) income from operations: Loss from operations for three months ended June 30, 2022 decreased $7.3 million to $0.4 million from $7.7 million for the three months ended June 30, 2021. The decrease in loss from operations was attributable to the Infrastructure segment as a result of the contribution from Banker Steel, which was acquired on May 27, 2021 and increased profit at the fabrication and erection business as a result of larger jobs with increased profits in the current year. The decrease in loss from operations was also attributable to the Non-operating corporate segment as a result of a settlement expense for the Company's former CEO accrued in the prior period, as well as decreased legal expenses and professional fees. This was partially offset by the Spectrum segment due to the asset impairment of the Program Licensing Agreement in the current period, a decrease in advertising revenues at the Azteca network due to a decreased footprint and declines in paid programming, increased costs associated with higher number of operating stations and an increase in expenses at the Azteca network as a result of higher support service fees and licensing royalty expense to Azteca International Corporation, which started in the first quarter of 2022.

Income from operations for the six months ended June 30, 2022 increased $18.9 million to income of $0.3 million from a loss of $18.6 million for the six months ended June 30, 2021. The increase in Income from operations was attributable to the Infrastructure segment as a result of the contribution from Banker Steel, which was acquired on May 27, 2021 and increases at DBMG's commercial structural steel fabrication and erection business supported by timing of project work under execution and changes in backlog mix. The increase in Income from operations was also attributable to the Non-operating Corporate segment, as a result of a settlement expense for the Company's former CEO accrued in the prior period, decreased legal expenses, decreased professional fees, as well as decreased proxy-related expenses. The increase in Income from operations was partially offset by the Spectrum segment as a result of decreased advertising revenues at the Azteca network due to a decreased footprint and declines in paid programming, decrease in gains from FCC reimbursements, as well as increased costs associated with higher number of operating stations and an increase in expenses at the Azteca network as a result of higher BSA fees and the PLA royalty expense, which started in the first quarter of 2022.

Interest expense: Interest expense for the three months ended June 30, 2022 increased $0.1 million to $12.5 million from $12.4 million for the three months ended June 30, 2021. Interest expense for the six months ended June 30, 2022 decreased $8.7 million to $25.1 million from $33.8 million for the six months ended June 30, 2021. The decrease was primarily attributable to Non-Operating Corporate's refinancing of the 2021 Senior Secured Notes in the first quarter of 2021, which decreased the average cost of capital and the total principal outstanding.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt for the three months ended June 30, 2022 decreased $1.6 million to zero from $1.6 million for the three months ended June 30, 2021. Loss on early extinguishment or restructuring of debt for the six months ended June 30, 2022 decreased $12.4 million to zero from a loss of $12.4 million for the six months ended June 30, 2021. This expense in the comparable period was driven by the write-off of deferred financing costs and original issuance discount related to the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021, as well as refinancing of Infrastructure debt in conjunction with the Banker Steel acquisition in the second quarter of 2021. There was no comparable expense in the current period.

(Loss) income from equity investees: Loss from equity investees for the three months ended June 30, 2022 increased $0.7 million to $0.5 million from income of $0.2 million for the three months ended June 30, 2021. The increase in loss from equity investees was driven primarily by higher equity method losses recorded from our equity investment in MediBeacon, which had an increase in expenses as the investment commenced its US Pivotal Study of the Transdermal Glomerular Filtration Rate ("TGFR") in the second quarter of 2022 to study the viability of real-time, direct monitoring of kidney function, as well as the equity investment in HMN Technologies Co., Ltd. ("HMN"), as it produced lower income than in the comparable period, which is generally attributable to the timing of project work. This was partially offset by higher equity method income recorded from our investment in Triple Ring.

Loss from equity investees for the six months ended June 30, 2022 decreased $0.9 million to $1.0 million from $1.9 million for the six months ended June 30, 2021. The decrease in the loss from equity investees was driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work, as well as higher equity method income recorded from our investment in Triple Ring. This was partially offset by higher equity method losses recorded from our equity investment in MediBeacon, which had an increase in expenses as the investment commenced its US Pivotal Study of the TGFR in the second quarter of 2022 to study the viability of real-time, direct monitoring of kidney function,

Other income, net: Other income, net for the three months ended June 30, 2022 increased $1.1 million to $1.5 million from $0.4 million for the three months ended June 30, 2021. The increase was primarily attributable to the Infrastructure segment, driven by increased foreign currency translation gains, which were partially offset by a litigation settlement paid in the current period.

Other income, net for the six months ended June 30, 2022 decreased $2.4 million to $1.4 million from $3.8 million for the six months ended June 30, 2021. The decrease was predominantly attributable to the Non-operating Corporate segment, driven by the income recognized on a litigation settlement in the comparable period, as well as the Infrastructure segment, driven by a litigation settlement paid in the current period. This was partially offset by increased foreign currency translation gains at the Infrastructure segment.

Income tax expense: Income tax expense for the three months ended June 30, 2022 decreased $0.6 million to $2.0 million from $2.6 million for the three months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022 decreased $0.1 million to $3.6 million from $3.7 million for the six months ended June 30, 2021. The income tax expense recorded primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) expense includes (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs; (iii) asset impairment expense; (iv) accretion of asset retirement obligations; and (v) FCC reimbursements. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in millions).

Infrastructure Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue	$382.1	$232.0	$150.1	$784.3	$393.3	$391.0

Cost of revenue	336.0	202.7	133.3	693.7	339.7	354.0
Selling, general and administrative	29.0	23.8	5.2	56.9	43.5	13.4
Depreciation and amortization	5.3	3.3	2.0	10.6	5.7	4.9
Other operating income	—	—	—	(0.6)	—	(0.6)
Income from operations	$11.8	$2.2	$9.6	$23.7	$4.4	$19.3

Revenue: Revenue from our Infrastructure segment for the three months ended June 30, 2022 increased $150.1 million to $382.1 million from $232.0 million for the three months ended June 30, 2021. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired on May 27, 2021 and contributed an incremental $105.4 million of revenue. The increase was also attributable to an increase in DBMG's commercial structural steel fabrication and erection business, which was partially offset by decreases at the industrial maintenance and repair, and construction modeling and detailing, businesses due to the completion of projects in 2021.

Revenue for the six months ended June 30, 2022 increased $391.0 million to $784.3 million from $393.3 million for the six months ended June 30, 2021. The increase was primarily driven by DBMG's acquisition of Banker Steel, which was acquired on May 27, 2021 and contributed an incremental $241.5 million of revenue. The increase was also attributable to increases at DBMG's commercial structural steel fabrication and erection business supported by timing of project work under execution and changes in backlog mix. This was partially offset by decreases at the industrial maintenance, and repair and construction modeling and detailing, businesses due to the completion of projects in 2021.

Cost of revenue: Cost of revenue from our Infrastructure segment for the three months ended June 30, 2022 increased $133.3 million to $336.0 million from $202.7 million for the three months ended June 30, 2021. Cost of revenue for the six months ended June 30, 2022 increased $354.0 million to $693.7 million from $339.7 million for the six months ended June 30, 2021. The increases were primarily driven by DBMG’s acquisition of Banker Steel, which was acquired on May 27, 2021 and contributed an incremental $93.4 million and $213.2 million for the three and six months ended June 30, 2022, respectively, as well as the revenue increases described above.

Selling, general and administrative: Selling, general and administrative expense from our Infrastructure segment for the three months ended June 30, 2022 increased $5.2 million to $29.0 million from $23.8 million for the three months ended June 30, 2021. Selling, general and administrative expense for the six months ended June 30, 2022 increased $13.4 million to $56.9 million from $43.5 million for the six months ended June 30, 2021. The increases were primarily driven by the acquisition of Banker Steel, which was acquired on May 27, 2021 and contributed an incremental $2.4 million and $9.1 million for the three and six months ended June 30, 2022, respectively, as well as increases in salaries and wage expenses, travel costs, and professional fees.

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the three months ended June 30, 2022 increased $2.0 million to $5.3 million from $3.3 million for the three months ended June 30, 2021. Depreciation and amortization for the six months ended June 30, 2022 increased $4.9 million to $10.6 million from $5.7 million for the six months ended June 30, 2021. The increase was largely due to the additional amortization and depreciation of assets obtained in the acquisition of Banker Steel in May 2021 which contributed an incremental $2.0 million and $4.8 million for the three and six months ended June 30, 2022, respectively.

Other operating income: Other operating income from our Infrastructure segment for the six months ended June 30, 2022 increased $0.6 million to $0.6 million from zero for the six months ended June 30, 2021. The increase in other operating income was driven by an asset sale in the current period.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue	$1.0	$1.2	$(0.2)	$1.8	$1.2	$0.6

Cost of revenue	0.9	0.6	0.3	1.5	0.6	0.9
Selling, general and administrative	5.3	5.0	0.3	10.4	9.8	0.6
Depreciation and amortization	—	0.1	(0.1)	0.1	0.1	—
Loss from operations	$(5.2)	$(4.5)	$(0.7)	$(10.2)	$(9.3)	$(0.9)

Revenue: Revenue from our Life Sciences segment for the three months ended June 30, 2022 decreased $0.2 million to $1.0 million from $1.2 million for the three months ended June 30, 2021. The decrease in revenue was attributable to R2, as the comparable period benefited from pre-launch backlog of sales of the Glacial Rx product generated over the pre-order period, while the current period decline was offset in part by additional revenues from the launch of the Glacial Spa at the end of 2021.

Revenue for the six months ended June 30, 2022 increased $0.6 million to $1.8 million from $1.2 million for the six months ended June 30, 2021. The increase in revenue was attributable to R2, which launched their second product, Glacial Spa, in the fourth quarter of 2021, partially offset by a decrease in Glacial Rx sales, as the comparable period benefited from a backlog of sales of the Glacial Rx product generated over the pre-order period.

Cost of revenue: Cost of revenue from our Life Sciences segment for the three months ended June 30, 2022 increased $0.3 million to $0.9 million from $0.6 million for the three months ended June 30, 2021. Cost of revenue for the six months ended June 30, 2022 increased $0.9 million to $1.5 million from $0.6 million for the six months ended June 30, 2021. The increase in cost of revenue was attributable to product mix at R2, which began the sale of its Glacial Rx products in the second quarter of 2021 and its Glacial Spa products in the fourth quarter of 2021.

Selling, general and administrative: Selling, general and administrative expenses from our Life Sciences segment for the three months ended June 30, 2022 increased $0.3 million to $5.3 million from $5.0 million for the three months ended June 30, 2021. Selling, general and administrative expenses for the six months ended June 30, 2022 increased $0.6 million to $10.4 million from $9.8 million for the six months ended June 30, 2021. The increase was driven by higher expenses at R2, which was attributable to increased salary, bonus, travel, severance and legal expenses, partially offset by a decrease in professional fees.

Spectrum Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue	$9.1	$10.6	$(1.5)	$18.9	$21.1	$(2.2)

Cost of revenue	5.0	4.1	0.9	9.7	8.4	1.3
Selling, general and administrative	4.0	3.9	0.1	7.8	9.4	(1.6)
Depreciation and amortization	1.5	1.4	0.1	3.0	2.9	0.1
Other operating expense (income)	1.7	(0.2)	1.9	1.9	0.2	1.7
Loss from operations	$(3.1)	$1.4	$(4.5)	$(3.5)	$0.2	$(3.7)

Revenue: Revenue from our Spectrum segment for the three months ended June 30, 2022 decreased $1.5 million to $9.1 million from $10.6 million for the three months ended June 30, 2021. The decrease was primarily driven by a decrease in advertising revenues at the Azteca network due to a decreased footprint and declines in paid programming.

Revenue from our Spectrum segment for the six months ended June 30, 2022 decreased $2.2 million to $18.9 million from $21.1 million for the six months ended June 30, 2021. The decrease was primarily driven by a decrease in advertising revenues at the Azteca network due to a decreased footprint and declines in paid programming. This was partially offset by an increase in station revenues as they launched new customers and increased the number of operating stations.

Cost of revenue: Cost of revenue for our Spectrum segment for the three months ended June 30, 2022 increased $0.9 million to $5.0 million from $4.1 million for the three months ended June 30, 2021. Cost of revenue for the six months ended June 30, 2022 increased $1.3 million to $9.7 million from $8.4 million for the six months ended June 30, 2021. The overall increases were primarily driven by an increase in expenses at the Azteca network as a result of higher support fees and license royalty expense paid to Azteca International Corporation, which started in the first quarter of 2022, as well as costs associated with higher number of operating stations.

Selling, general and administrative: Selling, general and administrative expense from our Spectrum segment for the three months ended June 30, 2022 increased $0.1 million to $4.0 million from $3.9 million for the three months ended June 30, 2021. Selling, general and administrative expense for the six months ended June 30, 2022 decreased $1.6 million to $7.8 million from $9.4 million for the six months ended June 30, 2021. The overall decrease for the six months ended June 30, 2022 was primarily driven by a decrease in salaries due to headcount changes and severance expense incurred in the comparable period.

Other operating expense (income): Other operating expense (income) from our Spectrum segment for the three months ended June 30, 2022 increased $1.9 million to other operating expense of $1.7 million from other operating (income) of $0.2 million for the three months ended June 30, 2021. The increase in expense was primarily related to an impairment of the PLA intangible license in the current period.

Other operating expense (income) for the six months ended June 30, 2022 increased $1.7 million to $1.9 million from $0.2 million for the six months ended June 30, 2021. The increase in expense was primarily related a decrease in gains from FCC reimbursements.

Non-operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Selling, general and administrative	$3.8	$6.6	$(2.8)	$9.5	$13.3	$(3.8)
Depreciation and amortization	0.1	—	0.1	0.1	—	0.1
Loss from operations	$(3.9)	$(6.6)	$2.7	$(9.6)	$(13.3)	$3.7

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended June 30, 2022 decreased $2.8 million to $3.8 million from $6.6 million for the three months ended June 30, 2021. The decrease was driven by settlement expense for the Company's former CEO accrued in the prior period, as well as decreased legal expenses and professional fees.

Selling, general and administrative expenses for the six months ended June 30, 2022 decreased $3.8 million to $9.5 million from $13.3 million for the six months ended June 30, 2021. The decrease was driven by settlement expense for the Company's former CEO accrued in the prior period, decreased legal expenses, decreased professional fees, as well as decreased proxy-related expenses. This was partially offset by increased discretionary bonus, due to timing, and increased stock compensation expense in the current period.

(Loss) Income from Equity Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Life Sciences	$(2.3)	$(1.7)	$(0.6)	$(3.3)	$(3.2)	$(0.1)
Other	1.8	1.9	(0.1)	2.3	1.3	1.0
(Loss) income from equity investees	$(0.5)	$0.2	$(0.7)	$(1.0)	$(1.9)	$0.9

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended June 30, 2022 increased $0.6 million to $2.3 million from $1.7 million for the three months ended June 30, 2021. Loss from equity investees for the six months ended June 30, 2022 increased $0.1 million to $3.3 million from $3.2 million for the six months ended June 30, 2021. The increases in losses were primarily due to higher equity method losses recorded from our equity investment in MediBeacon, which had an increase in expenses as the investment commenced its US Pivotal Study of the TGFR in the second quarter of 2022 to study the viability of real-time, direct monitoring of kidney function. This was partially offset by higher equity method income recorded from our investment in Triple Ring.

Other: Income from equity investees within our Other segment for the three months ended June 30, 2022 decreased $0.1 million to $1.8 million from $1.9 million for the three months ended June 30, 2021. The decrease was driven by the equity investment in HMN, as it produced lower income than in the comparable period, which is generally attributable to the timing of project work.

Income from equity investees for the six months ended June 30, 2022 increased $1.0 million to $2.3 million from $1.3 million for the six months ended June 30, 2021. The increase was driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work.

Non-GAAP Financial Measures and Other Information

Adjusted EBITDA

Adjusted EBITDA is not a measurement recognized under U.S. GAAP. In addition, other companies may define Adjusted EBITDA differently than we do, which could limit its usefulness.

Management believes that Adjusted EBITDA provides investors with meaningful information for gaining an understanding of our results as it is frequently used by the financial community to provide insight into an organization’s operating trends and facilitates comparisons between peer companies, since interest, taxes, depreciation, amortization and the other items listed in the definition of Adjusted EBITDA below can differ greatly between organizations as a result of differing capital structures and tax strategies. Adjusted EBITDA can also be a useful measure of a company’s ability to service debt. While management believes that non-U.S. GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our U.S. GAAP financial results. Using Adjusted EBITDA as a performance measure has inherent limitations as an analytical tool as compared to net income (loss) or other U.S. GAAP financial measures, as this non-GAAP measure excludes certain items, including items that are recurring in nature, which may be meaningful to investors. As a result of the exclusions, Adjusted EBITDA should not be considered in isolation and does not purport to be an alternative to net income (loss) or other U.S. GAAP financial measures as a measure of our operating performance. Adjusted EBITDA excludes the results of operations and any consolidating eliminations of our previous Insurance segment.

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) as adjusted for discontinued operations; depreciation and amortization; Other operating (income) expense, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; gain on sale or dissolution of subsidiary; loss on early extinguishment or restructuring of debt; income tax (benefit) expense; noncontrolling interest; share-based compensation expense; non-recurring items; costs associated with the COVID-19 pandemic; and acquisition and disposition costs.

(in millions)	Three months ended June 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(12.4)
Less: Discontinued operations						—
Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$6.8	$(5.3)	$(5.7)	$(9.5)	$1.3	$(12.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	—	1.5	0.1	—	6.9
Depreciation and amortization (included in cost of revenue)	3.6	—	—	—	—	3.6
Other operating expense	—	—	1.7	—	—	1.7
Interest expense	2.2	—	1.9	8.4	—	12.5
Other (income) expense, net	(1.4)	(0.2)	1.4	(1.2)	—	(1.4)
Gain on sale or dissolution of subsidiary	—	—	—	(0.1)	—	(0.1)
Income tax expense (benefit)	3.5	—	—	(1.5)	—	2.0
Noncontrolling interest	0.7	(2.1)	(0.5)	—	0.4	(1.5)
Share-based compensation expense	—	0.1	—	0.4	—	0.5
Nonrecurring Items	0.1	—	—	—	—	0.1
Acquisition and disposition costs	0.1	—	0.1	—	—	0.2
Adjusted EBITDA	$20.9	$(7.5)	$0.4	$(3.4)	$1.7	$12.1

(in millions)	Three months ended June 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(23.5)
Less: Discontinued operations						(1.5)
Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$1.4	$(4.3)	$(1.1)	$(19.2)	$1.2	$(22.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.3	0.1	1.4	—	—	4.8
Depreciation and amortization (included in cost of revenue)	2.7	—	—	—	—	2.7
Other operating (income)	—	—	(0.2)	—	—	(0.2)
Interest expense	2.2	—	2.4	7.8	—	12.4
Loss on early extinguishment or restructuring of debt	1.5	—	—	0.1	—	1.6
Other (income) expense, net	(4.1)	—	0.4	3.3	—	(0.4)
Income tax expense	1.2	—	—	1.4	—	2.6
Noncontrolling interest	0.2	(1.9)	(0.5)	—	0.6	(1.6)
Share-based compensation expense	—	—	0.2	0.5	—	0.7
Nonrecurring Items	0.2	—	—	—	—	0.2
COVID-19 Costs	4.0	—	—	—	—	4.0
Acquisition and disposition costs	1.3	—	0.1	0.4	(0.1)	1.7
Adjusted EBITDA	$13.9	$(6.1)	$2.7	$(5.7)	$1.7	$6.5

Infrastructure: Net income from our Infrastructure segment for the three months ended June 30, 2022 increased $5.4 million to $6.8 million from $1.4 million for the three months ended June 30, 2021. Adjusted EBITDA from our Infrastructure segment for the three months ended June 30, 2022 increased $7.0 million to $20.9 million from $13.9 million for the three months ended June 30, 2021. The increase in Adjusted EBITDA can be attributed to the contribution from Banker Steel and increased contribution from the fabrication and erection business as a result of larger jobs. The increase was partially offset by an increase in general and administrative expenses due to the acquisition of Banker Steel, increases in salaries and wages, increases in travel expenses and increases in professional fees. as well as lower contribution at the industrial maintenance and repair, and construction modeling and detailing, businesses.

Life Sciences: Net loss from our Life Sciences segment for the three months ended June 30, 2022 increased $1.0 million to $5.3 million from $4.3 million for the three months ended June 30, 2021. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2022 increased $1.4 million to $7.5 million from $6.1 million for the three months ended June 30, 2021. The increase in Adjusted EBITDA loss was primarily driven by the increase in equity method losses recorded for Pansend's investment in MediBeacon, a decrease in gross margin at R2 due to change in product mix, and an increase in general and administrative expenses at R2 driven by severance and travel expenses. This was partially offset by an increase in equity method income recorded for Pansend's investment in Triple Ring.

Spectrum: Net loss from our Spectrum segment for the three months ended June 30, 2022 increased $4.6 million to $5.7 million from $1.1 million for the three months ended June 30, 2021. Adjusted EBITDA from our Spectrum segment for the three months ended June 30, 2022 decreased $2.3 million to $0.4 million from $2.7 million for the three months ended June 30, 2021. The overall decrease in Adjusted EBITDA was primarily driven by the decrease in advertising revenue at the Azteca network driven by a decreased footprint, declines in paid programming, expenses at the Azteca network as a result of higher support fees and licensing royalty expense paid to Azteca International Corporation, which started in the first quarter of 2022, and an increase in station costs as a result of new station builds.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended June 30, 2022 decreased $9.7 million to $9.5 million from $19.2 million for the three months ended June 30, 2021. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended June 30, 2022 decreased $2.3 million to $3.4 million from $5.7 million for the three months ended June 30, 2021. The decrease in Adjusted EBITDA loss was driven by settlement expense for the Company's former CEO accrued in the prior period, as well as decreased legal expenses.

(in millions)	Six months ended June 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(24.8)
Less: Discontinued operations						—
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$12.9	$(9.4)	$(9.1)	$(20.8)	$1.6	$(24.8)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	10.6	0.1	3.0	0.1	—	13.8
Depreciation and amortization (included in cost of revenue)	7.3	—	—	—	—	7.3
Other operating (income) expense	(0.6)	—	1.9	—	—	1.3
Gain on sale or dissolution of subsidiary	—	—	—	(0.1)	—	(0.1)
Interest expense	4.4	—	3.9	16.8	—	25.1
Other (income) expense, net	(1.3)	(0.1)	2.9	(2.8)	—	(1.3)
Income tax expense (benefit)	6.4	—	—	(2.8)	—	3.6
Noncontrolling interest	1.3	(4.1)	(1.1)	—	0.7	(3.2)
Share-based compensation expense	—	0.2	—	1.1	—	1.3
Nonrecurring items	0.1	—	—	—	—	0.1
Acquisition and disposition costs	0.3	—	0.2	0.5	(0.5)	0.5
Adjusted EBITDA	$41.4	$(13.3)	$1.7	$(8.0)	$1.8	$23.6

(in millions)	Six months ended June 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(10.9)
Less: Discontinued operations						50.4
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$1.4	$(8.5)	$(5.5)	$(50.0)	$1.3	$(61.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.7	0.1	2.9	—	—	8.7
Depreciation and amortization (included in cost of revenue)	5.0	—	—	—	—	5.0
Other operating expense	—	—	0.2	—	—	0.2
Interest expense	4.1	—	4.7	25.0	—	33.8
Loss on early extinguishment or restructuring of debt	1.5	—	0.9	10.0	—	12.4
Other (income) expense, net	(3.9)	—	0.8	(0.7)	—	(3.8)
Income tax expense	1.2	—	—	2.5	—	3.7
Noncontrolling interest	0.2	(4.0)	(1.0)	—	(0.5)	(5.3)
Share-based compensation expense	—	0.1	0.3	0.9	—	1.3
Nonrecurring items	0.4	—	—	0.5	—	0.9
COVID-19 costs	7.9	—	—	—	—	7.9
Acquisition and disposition costs	1.7	—	0.2	2.1	—	4.0
Adjusted EBITDA	$25.2	$(12.3)	$3.5	$(9.7)	$0.8	$7.5

Infrastructure: Net income from our Infrastructure segment for the six months ended June 30, 2022 increased $11.5 million to $12.9 million from $1.4 million for the six months ended June 30, 2021. Adjusted EBITDA from our Infrastructure segment for the six months ended June 30, 2022 increased $16.2 million to $41.4 million from $25.2 million for the six months ended June 30, 2021. The increase in Adjusted EBITDA can be attributed to the contribution of Banker Steel and increased contribution at the fabrication and erection business as a result of larger jobs with increased profits in the current year. The increase was partially offset by increase in general and administrative expenses due to the acquisition of Banker Steel, increases in salaries and wages, increases in travel expenses and increases in professional fees. as well as lower contribution from the industrial maintenance and repair, and construction modeling and detailing, businesses.

Life Sciences: Net loss from our Life Sciences segment for the six months ended June 30, 2022 increased $0.9 million to $9.4 million from $8.5 million for the six months ended June 30, 2021. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2022 increased $1.0 million to $13.3 million from $12.3 million for the six months ended June 30, 2021. The increase in Adjusted EBITDA loss was primarily driven by the increase in equity method losses recorded for Pansend's investment in MediBeacon, a decrease in gross margin at R2, and an increase in general and administrative expenses at R2 driven by increased salary, bonus, travel, severance and legal expenses. This was partially offset by an increase in equity method income recorded for Pansend's investment in Triple Ring and a decrease in professional fees.

Spectrum: Net loss from our Spectrum segment for the six months ended June 30, 2022 increased $3.6 million to $9.1 million from $5.5 million for the six months ended June 30, 2021. Adjusted EBITDA from our Spectrum segment for the six months ended June 30, 2022 decreased $1.8 million to $1.7 million from $3.5 million for the six months ended June 30, 2021. The overall decrease in Adjusted EBITDA was primarily driven by the decrease in revenue at the Azteca network driven by a decreased footprint and a decline in paid programming, expenses at the Azteca network as a result of higher support fees and license royalty expense paid toAzteca International Corporation, which started in the first quarter of 2022, and an increase in station costs as a result of new station builds. This was partially offset by unrepeated severance costs in the comparable period and decreased salary expenses, as well as higher station revenues as the station group launched new customers and grew the number of its operating stations.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the six months ended June 30, 2022 decreased $29.2 million to $20.8 million from $50.0 million for the six months ended June 30, 2021. Adjusted EBITDA loss from our Non-operating Corporate segment for the six months ended June 30, 2022 decreased $1.7 million to $8.0 million from $9.7 million for the six months ended June 30, 2021. The decrease in Adjusted EBITDA loss was driven by settlement expense for the Company's former CEO accrued in the prior period, as well as decreased legal expenses. This was partially offset by increased discretionary bonus expense due to timing.

Other and Eliminations: Net income from our Other and Eliminations segment for the six months ended June 30, 2022 increased $0.3 million to $1.6 million from $1.3 million for the six months ended June 30, 2021. Adjusted EBITDA from our Other segment for the six months ended June 30, 2022 increased $1.0 million to $1.8 million from $0.8 million for the six months ended June 30, 2021. The increase in Adjusted EBITDA for our Other and Eliminations segment was primarily driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Infrastructure	$20.9	$13.9	$7.0	$41.4	$25.2	$16.2
Life Sciences	(7.5)	(6.1)	(1.4)	(13.3)	(12.3)	(1.0)
Spectrum	0.4	2.7	(2.3)	1.7	3.5	(1.8)
Non-Operating Corporate	(3.4)	(5.7)	2.3	(8.0)	(9.7)	1.7
Other and Eliminations	1.7	1.7	—	1.8	0.8	1.0
Adjusted EBITDA	$12.1	$6.5	$5.6	$23.6	$7.5	$16.1

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

Infrastructure Segment

At June 30, 2022, DBMG's backlog was $1,485.3 million, consisting of $1,462.0 million under contracts or purchase orders and $23.3 million under letters of intent or notices to proceed. Approximately $740.2 million, representing 49.8% of DBMG’s backlog at June 30, 2022, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $15.0 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 4. Revenue. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes and Revolving Credit Agreement, dividend payments on its Preferred Stock and recurring operational expenses.

As of June 30, 2022, the Company had $24.9 million of cash and cash equivalents, excluding restricted cash, compared to $45.5 million as of December 31, 2021. On a stand-alone basis, as of June 30, 2022, the Non-Operating Corporate segment had cash and cash equivalents of $3.6 million compared to $22.0 million at December 31, 2021.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of June 30, 2022, the Company had $669.9 million of principal indebtedness on a consolidated basis compared to $630.8 million as of December 31, 2021, an increase of $39.1 million, which was primarily due to a $57.3 million increase in DBMG's Line of Credit to fund working capital requirements, offset in part by recurring principal payments on outstanding debt and repayment of certain instruments.

On a stand-alone basis, as of June 30, 2022 and December 31, 2021, INNOVATE had indebtedness of $386.8 million and $390.0 million, respectively, a decrease of $3.2 million, driven by the repayment of the 2022 Convertible Note upon maturity. INNOVATE's stand-alone indebtedness consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, and $5.0 million aggregate principal amount drawn on its Revolving Credit Agreement. INNOVATE is required to make semi-annual interest payments on its 2026 Senior Secured Notes and 2026 Convertible Notes and quarterly interest payments on its Revolving Credit Agreement.

INNOVATE received $13.7 million and $2.6 million in dividends and tax sharing from its Infrastructure segment during the six months ended June 30, 2022, respectively.

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

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by INNOVATE's former CEO and formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right of use asset and lease liability on the Condensed Consolidated Balance Sheets.

DBMG’s off-balance sheet arrangements at June 30, 2022 included letters of credit of $7.3 million under Credit and Security Agreements and performance bonds of $661.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

COVID-19 Expenditures

We have historically seen significant cost increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment and while executing on its projects. During the six months ended June 30, 2021, $7.9 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on INNOVATE’s liquidity for the six months ended June 30, 2022, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Capital Expenditures

Capital expenditures for the periods ended June 30, 2022 and 2021 are set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Infrastructure	$3.7	$3.9	$6.6	$5.5
Life Sciences	—	0.3	0.1	0.5
Spectrum	0.5	0.6	2.1	2.0
Total	$4.2	$4.8	$8.8	$8.0

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

Infrastructure

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement. During the quarter ended June 30, 2022, anticipating that DBMG might not be in compliance with this covenant, DBMG began negotiating an amendment to its UMB Revolving Line which included modifying the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things. As of June 30, 2022, the amendment was not yet finalized and as a result, the Company was out of compliance with the Fixed Coverage Ratio covenant. DBMG finalized the amended agreement with UMB on August 2, 2022, which included a retrospective change to the terms of the Fixed Coverage Ratio covenant, including the calculation thereof, and as a result the Company is in compliance with its covenants.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of June 30, 2022, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of June 30, 2022, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Six Months Ended June 30,		Increase / (Decrease)
	2022	2021
Cash used in continuing operating activities	$(42.7)	$(34.7)	$(8.0)
Cash provided by discontinued operating activities	—	34.3	(34.3)
Cash used in operating activities	(42.7)	(0.4)	(42.3)

Cash used in continuing investing activities	(11.5)	(62.8)	51.3
Cash provided by discontinued investing activities	—	31.6	(31.6)
Cash used in investing activities	(11.5)	(31.2)	19.7

Cash provided by continuing financing activities	34.8	73.6	(38.8)
Cash used in discontinued financing activities	—	(7.6)	7.6
Cash provided by financing activities	34.8	66.0	(31.2)

Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.7)	(0.7)
Net decrease in cash, cash equivalents and restricted cash	$(20.8)	$33.7	$(54.5)
Less: Net increase in cash and cash equivalents from discontinued operations	—	58.3	(58.3)
Net change in cash, cash equivalents and restricted cash	$(20.8)	$(24.6)	$3.8

Operating Activities

Cash used in continuing operating activities was $42.7 million for the six months ended June 30, 2022 as compared to cash used in continuing operating activities of $34.7 million for the six months ended June 30, 2021. The $8.0 million increase in cash used from operating activities was primarily due to an increase in working capital at Infrastructure as a result of increased activity as a result of the acquisition of Banker Steel at the end of May 2021, increases in the commercial structural steel fabrication and erection business, and larger backlog combined with the timing of receipt of receivables. This was partially offset by improvements in working capital at both our Spectrum segment and our Life Sciences segment, which had additional working capital outlays in the prior year as it began its initial ramp up of expenses related to its product launch.

Investing Activities

Cash used by continuing investing activities was $11.5 million for the six months ended June 30, 2022 as compared to cash used by continuing investing activities of $62.8 million for the six months ended June 30, 2021. The $51.3 million improvement in cash from investing activities was primarily due to the acquisition of Banker Steel for $128.5 million in the comparable period, which was partially offset by the sale of Beyond6 in the first quarter of 2021 for net proceeds of $70.0 million, additional investing outlays in the current period at our Life Sciences segment to purchase an additional convertible note from MediBeacon, increases in capital expenditures at our Infrastructure segment, and a decrease in FCC reimbursements in our Spectrum segment.

Financing Activities

Cash provided by continuing financing activities was $34.8 million for the six months ended June 30, 2022 as compared to cash provided in continuing financing activities of $73.6 million for the six months ended June 30, 2021. The $38.8 million decrease in cash from financing activities was primarily due to the 2021 refinancing of the Infrastructure notes in conjunction with the acquisition of Banker Steel, a reduction in financing activities at our Life Sciences segment related to the first quarter of 2021 $10.0 million investment by Huadong into R2, which was partially offset by a redemption of preferred stock of $10.4 million in 2021, and an increase at Infrastructure on its revolving line of credit to fund working capital requirements on larger, more complex jobs.

Discontinued Operations

Cash used by discontinued operations was zero for the six months ended June 30, 2022 as compared to cash used by discontinued operations of $58.3 million for the six months ended June 30, 2021. The $58.3 million decrease in cash used was primarily due to the 2021 sales of the Insurance segment and Beyond6, which did not have any activity in the current period.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2022 debt balance, DBMG anticipates that its interest payments will be approximately $2.2 million each remaining quarter of 2022.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Discontinued Operations

We have several entities classified as discontinued operations for the six months ended June 30, 2022 and 2021. Accordingly, revenue, costs, and expenses of the discontinued operations have been excluded from continuing operations. The entities reported in discontinued operations are as follows:

•On December 31, 2020, the Company signed the Merger Agreement to sell Beyond6. The sale closed on January 15, 2021. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and holdbacks, the Company recognized an additional $0.5 million gain on the sale.

•The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a former director of the Company who also serves as executive chairman of Continental since October 2020. The Company recorded a $200.8 million loss on the sale.

Cash flows from discontinued operations are reported in the Statement of Cash Flows as a separate line item within the Operations, Investing and Financing activities sections for each year presented.

In the absence of cash flows from the discontinued operations, the Company does not expect there to be an impact on liquidity at the Company.

New Accounting Pronouncements

For a discussion of our New Accounting Pronouncements, refer to Note 2. Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended June 30, 2022. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2021 Annual Report.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
•the impact of recent supply chain disruptions, labor shortages and increases in overall price levels, including in transportation costs;
•the impact of a higher interest rate environment;
•the effects related to or resulting from Russia's military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impact to financial markets and the global macroeconomic and geopolitical environment;
•limitations on our ability to successfully identify any strategic acquisitions or business opportunities and to compete for these opportunities with others who have greater resources;
•our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;
•the impact of catastrophic events, including natural disasters, pandemic illness and the outbreak of war, or acts of terrorism;
•our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;
•the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, and Revolving Credit Agreement, the Certificates of Designation governing INNOVATE’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 9. Debt Obligations to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
•our ability to remain in compliance with the listing standards of the New York Stock Exchange;
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
•potential impacts on our business resulting from climate change, greenhouse gas regulations, and the impact of climate change-related changes in the frequency and severity of weather patterns;
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

Infrastructure / DBM Global Inc.

Our actual results or other outcomes of DBMG, and, thus, our Infrastructure segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

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

•our Spectrum's segment possible inability to raise additional capital when needed or refinance its existing debt, on attractive terms, or at all;
•new and growing sources of competition in the broadcasting industry; and
•FCC regulation of the television broadcasting industry.

Other

Our actual results or other outcomes of our Other segment may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•risks associated with our equity method investment that operates in China (i.e., HMN International Co., Ltd F/K/A Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary), including the exercisability of New Saxon 2019 Ltd.'s put option pertaining to its 19% interest in HMN starting on the second year anniversary of the closing date of the First HMN Close;
•the possibility that our sale of the remaining 19% interest of New Saxon in HMN to Hengtong may not be consummated in the anticipated timeframe, on the contemplated terms or at all; and
•the risk that unexpected costs will be incurred in connection with the completion of the sale of our interest in HMN to Hengtong.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. See Note 13. Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATE Corp.
Date:	August 3, 2022	By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)