Form 10-Q
period 2022-09-30
INNOVATE Corp.
filed 2022-11-02
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, 78,355,954 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.
INDEX TO FORM 10-Q

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$423.0	$394.8	$1,228.0	$810.4
Cost of revenue	364.6	339.7	1,069.5	688.4
Gross profit	58.4	55.1	158.5	122.0
Operating expenses:
Selling, general and administrative	45.6	44.3	130.3	120.9
Depreciation and amortization	6.8	8.9	20.6	17.6
Other operating (income) loss	(0.6)	0.8	0.7	1.0
Income (loss) from operations	6.6	1.1	6.9	(17.5)
Other (expense) income:
Interest expense	(13.3)	(12.8)	(38.4)	(46.6)
Loss on early extinguishment or restructuring of debt	—	(0.1)	—	(12.5)
Loss from equity investees	(1.1)	(2.9)	(2.1)	(4.8)
Other (expense) income, net	(0.9)	0.6	0.5	4.4
Loss from continuing operations before income taxes	(8.7)	(14.1)	(33.1)	(77.0)
Income tax benefit (expense)	2.0	(0.1)	(1.6)	(3.8)
Loss from continuing operations	(6.7)	(14.2)	(34.7)	(80.8)
Loss from discontinued operations (including net loss on disposal of $200.3 million and $159.9 million for the three and nine months ended September 30, 2021, respectively)	—	(200.3)	—	(149.9)
Net loss	(6.7)	(214.5)	(34.7)	(230.7)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1.3	2.6	4.5	7.9
Net loss attributable to INNOVATE Corp.	(5.4)	(211.9)	(30.2)	(222.8)
Less: Preferred dividends and deemed dividends from conversions	1.2	1.1	3.6	1.7
Net loss attributable to common stock and participating preferred stockholders	$(6.6)	$(213.0)	$(33.8)	$(224.5)

Loss per common share - continuing operations
Basic	$(0.09)	$(0.16)	$(0.44)	$(0.98)
Diluted	$(0.09)	$(0.16)	$(0.44)	$(0.98)

Loss per common share - discontinued operations
Basic	$—	$(2.59)	$—	$(1.94)
Diluted	$—	$(2.59)	$—	$(1.94)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(0.09)	$(2.75)	$(0.44)	$(2.92)
Diluted	$(0.09)	$(2.75)	$(0.44)	$(2.92)

Weighted average common shares outstanding:
Basic	77.6	77.2	77.5	77.0
Diluted	77.6	77.2	77.5	77.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6.7)	$(214.5)	$(34.7)	$(230.7)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(2.0)	(1.2)	(3.8)	(2.4)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(57.7)
Dispositions	—	(334.0)	—	(334.0)
Other comprehensive loss	$(2.0)	$(335.2)	$(3.8)	$(394.1)
Comprehensive loss	(8.7)	(549.7)	(38.5)	(624.8)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1.5	2.6	4.8	8.0
Comprehensive loss attributable to INNOVATE Corp.	$(7.2)	$(547.1)	$(33.7)	$(616.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	September 30, 2022	December 31, 2021

Assets
Current assets
Cash and cash equivalents	$25.8	$45.5
Accounts receivable, net	327.9	247.1
Contract assets	156.0	118.6
Inventory	20.7	17.0
Restricted cash	0.4	2.0
Assets held for sale	—	1.5
Other current assets	13.5	10.9
Total current assets	544.3	442.6
Investments	57.7	56.0
Deferred tax asset	2.7	3.0
Property, plant and equipment, net	168.0	169.9
Goodwill	126.8	127.4
Intangibles, net	194.3	208.4
Other assets	71.4	73.3
Total assets	$1,165.2	$1,080.6

Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$213.0	$179.2
Accrued liabilities	88.2	93.4
Current portion of debt obligations	81.4	69.5
Contract liabilities	95.4	79.1
Other current liabilities	20.1	18.3
Total current liabilities	498.1	439.5
Deferred tax liability	10.2	9.1
Debt obligations	627.9	556.8
Other liabilities	57.6	63.3
Total liabilities	$1,193.8	$1,068.7
Commitments and contingencies
Temporary equity
Preferred stock	17.9	18.8
Redeemable noncontrolling interest	45.0	49.3
Total temporary equity	62.9	68.1
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 as of both September 30, 2022 and December 31, 2021
Shares issued: 79,784,214 and 79,225,964 as of September 30, 2022 and December 31, 2021, respectively
Shares outstanding: 78,394,998 and 77,836,748 as of September 30, 2022 and December 31, 2021, respectively
Additional paid-in capital	330.2	330.6
Treasury stock, at cost: 1,389,216 shares as of both September 30, 2022 and December 31, 2021	(5.2)	(5.2)
Accumulated deficit	(446.4)	(416.2)
Accumulated other comprehensive income	2.9	6.4
Total INNOVATE Corp. stockholders’ deficit	(118.4)	(84.3)
Noncontrolling interest	26.9	28.1
Total stockholders’ deficit	(91.5)	(56.2)
Total liabilities, temporary equity and stockholders’ deficit	$1,165.2	$1,080.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Deficit	Non- controlling Interest	Total Stockholders’ Deficit	Temporary Equity

	Shares	Amount
Balance as of June 30, 2022	78.4	$0.1	$330.7	$(5.2)	$(441.0)	$4.7	$(110.7)	$26.6	$(84.1)	$65.0
Share-based compensation	—	—	0.4	—	—	—	0.4	—	0.4	—
Stock dividends and accretion	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	(0.3)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)	0.1
Net (loss) income	—	—	—	—	(5.4)	—	(5.4)	0.6	(4.8)	(1.9)
Other comprehensive loss	—	—	—	—	—	(1.8)	(1.8)	(0.1)	(1.9)	—
Balance as of September 30, 2022	78.4	$0.1	$330.2	$(5.2)	$(446.4)	$2.9	$(118.4)	$26.9	$(91.5)	$62.9

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Deficit	Non- controlling Interest	Total Stockholders’ Deficit	Temporary Equity

	Shares	Amount
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	1.7	—	—	—	1.7	—	1.7	—
Fair value adjustment to redeemable noncontrolling interest	—	—	0.1	—	—	—	0.1	—	0.1	(0.1)
Stock dividends and accretion	—	—	(1.7)	—	—	—	(1.7)	(1.3)	(3.0)	(0.9)
Issuance of common stock	0.6	—	—	—	—	—	—	—	—	—
Issuance of preferred stock for dividend	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Transactions with noncontrolling interests	—	—	0.1	—	—	—	0.1	(0.4)	(0.3)	0.2
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net (loss) income	—	—	—	—	(30.2)	—	(30.2)	0.8	(29.4)	(5.3)
Other comprehensive loss	—	—	—	—	—	(3.5)	(3.5)	(0.3)	(3.8)	—
Balance as of September 30, 2022	78.4	$0.1	$330.2	$(5.2)	$(446.4)	$2.9	$(118.4)	$26.9	$(91.5)	$62.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of June 30, 2021	77.8	$0.1	$354.8	$(5.2)	$(199.6)	$338.2	$488.3	$23.2	$511.5	$6.2
Share-based compensation	—	—	0.4	—	—	—	0.4	—	0.4	—
Fair value adjustment to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	0.1
Preferred stock dividend	—	—	(1.1)	—	—	—	(1.1)	—	(1.1)	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	19.1
Issuance of redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	40.9
Purchase of preferred stock by subsidiary	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	—
Transactions with noncontrolling interests	—	—	(22.4)	—	—	—	(22.4)	5.3	(17.1)	5.6
Other	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)	—
Net loss	—	—	—	—	(211.9)	—	(211.9)	(1.0)	(212.9)	(1.6)
Other comprehensive loss	—	—	—	—	—	(335.0)	(335.0)	—	(335.0)	—
Balance as of September 30, 2021	77.8	$0.1	$331.2	$(5.2)	$(411.5)	$3.2	$(82.2)	$27.5	$(54.7)	$70.3

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share-based compensation	—	—	1.7	—	—	—	1.7	—	1.7	—
Fair value adjustment to redeemable noncontrolling interest	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	0.4
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(1.4)	—	—	—	(1.4)	—	(1.4)	—
Issuance of common stock	1.1	—	0.7	—	—	—	0.7	—	0.7	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	19.1
Issuance of nonredeemable controlling interest	—	—	—	—	—	—	—	—	—	40.9
Purchase of preferred stock by subsidiary	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Redemption of preferred shares	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	(21.6)	—	—	—	(21.6)	(9.7)	(31.3)	9.4
Other	—	—	(3.3)	—	—	—	(3.3)	—	(3.3)	—
Net loss	—	—	—	—	(222.8)	—	(222.8)	(3.1)	(225.9)	(4.8)
Other comprehensive loss	—	—	—	—	—	(393.7)	(393.7)	(0.1)	(393.8)	—
Balance as of September 30, 2021	77.8	$0.1	$331.2	$(5.2)	$(411.5)	$3.2	$(82.2)	$27.5	$(54.7)	$70.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(34.7)	$(230.7)
Less: Loss from discontinued operations, net of tax	—	(149.9)
	(34.7)	(80.8)
Adjustments to reconcile net loss to cash used in continuing operating activities
Share-based compensation expense	1.7	1.7
Depreciation and amortization	31.8	26.0
Amortization of deferred financing costs and debt discount	3.2	9.4
Loss on extinguishment of debt	—	12.5
Loss from equity investees	2.1	4.8
Asset impairment expense	2.0	2.7
Deferred income taxes	1.2	1.1
Other operating activities, net	(2.7)	(5.0)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(77.0)	(78.3)
Contract assets	(37.4)	(27.2)
Other current assets	(1.1)	(0.4)
Inventory	(3.7)	(1.8)
Other assets	10.2	7.9
Accounts payable	31.5	65.7
Accrued liabilities	(5.6)	6.7
Contract liabilities	16.3	16.8
Other current liabilities	(4.9)	(2.8)
Other liabilities	(5.1)	(7.1)
Cash used in continuing operating activities	(72.2)	(48.1)
Cash provided by discontinued operating activities	—	33.5
Cash used in operating activities	(72.2)	(14.6)
Cash flows from investing activities
Purchase of property, plant and equipment	(16.3)	(15.0)
Proceeds from disposal of property, plant and equipment	1.9	12.5
Loan to equity method investee	(4.5)	—
Cash received from dispositions, net of cash disposed	—	74.0
Extraordinary dividend received in business disposition	—	62.5
Cash paid for acquisitions, net of cash acquired	—	(128.5)
Other investing activities	0.6	0.9
Cash (used in) provided by continuing investing activities	(18.3)	6.4
Cash used in discontinued investing activities	—	(221.3)
Cash used in investing activities	(18.3)	(214.9)
Cash flows from financing activities
Proceeds from debt obligations, net of deferred financing costs	9.9	452.3
Principal payments on debt obligations	(23.7)	(454.8)
Proceeds from line of credit, net of deferred financing costs	176.8	156.0
Payments on line of credit	(85.1)	(78.5)
Redemption of preferred stock	—	(10.4)
Cash received by subsidiary to issue preferred stock	—	10.5
Transactions with noncontrolling interests	—	(9.5)
Dividend payments	(3.9)	(2.0)
Other financing activities	(0.8)	(1.4)
Cash provided by continuing financing activities	73.2	62.2
Cash used in discontinued financing activities	—	(7.6)
Cash provided by financing activities	73.2	54.6
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2.5)	(1.7)
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	(19.8)	(176.6)
Less: Net decrease in cash and cash equivalents from discontinued operations	—	(195.4)
Net change in cash, cash equivalents and restricted cash	(19.8)	18.8
Cash, cash equivalents and restricted cash, beginning of period	47.5	45.3
Cash, cash equivalents and restricted cash, end of period	$27.7	$64.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

1.Our Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated industrial construction, structural steel and facility maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf Industrial Inc. ("GrayWolf"), DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, Inc., DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through Banker Steel Holdco, LLC ("Banker Steel"), DBMG provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. The Company maintains an approximately 91% controlling interest in DBMG.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. For the three and nine months ended September 30, 2022, the results of DBMG, Pansend, Genovel, R2, Broadcasting, and GMH have been consolidated into the Company’s results based on guidance from the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" 810, Consolidation). The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

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

These interim financial statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 9, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2022.

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

Liquidity

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of available cash and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

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

COVID-19 has continued to cause supply chain challenges related to labor shortages and supply chain disruptions, which may create significant delays in our ability to complete projects or deliver products. The receipt of material from impacted areas has been slowed or disrupted and our suppliers are expected to face similar challenges in fulfilling or placing orders, including jurisdictions such as Greater China which continue to have government-mandated lockdowns. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other economic factors continue to persist worldwide due to COVID-19 and worldwide supply impacts as there is much greater demand for shipping and reduced capacity and equipment, which has resulted in recent price increases per shipping container. In addition, in the United States, trucking costs have risen dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations. These changes may disrupt our supply chain, which may result in a delay in the completion of our projects and cause us to incur significant additional costs. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on our results of operations or financial condition.

The Company expects to continue to assess the evolving impact of the COVID-19 pandemic.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Accounting Pronouncements Adopted in the Current Year

There were no new accounting pronouncements adopted during the nine months ended September 30, 2022.

Accounting Pronouncements to be Adopted in 2023

Credit Loss Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new standard and its related amendments change the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables and contract assets, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company is required to adopt Topic 326 on January 1, 2023. The Company is currently evaluating the application of the new standard and does not expect the adoption to have a significant impact on the Company's financial statements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. See Note 25. Subsequent Events for any subsequent events.

3. Revenue and Contracts in Process

Revenue from contracts with customers consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Infrastructure	$412.7	$383.0	$1,197.0	$776.3
Life Sciences	1.2	1.6	3.0	2.8
Spectrum	9.1	10.2	28.0	31.3
Total revenue	$423.0	$394.8	$1,228.0	$810.4

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	September 30, 2022	December 31, 2021

Accounts receivables with customers
Infrastructure	$313.9	$226.8
Life Sciences	0.8	0.3
Spectrum	7.1	9.4
Total accounts receivables with customers	$321.8	$236.5

Contract assets and contract liabilities and recognized earnings consist of the following (in millions):

	September 30, 2022	December 31, 2021

Costs incurred on contracts in progress	$2,098.3	$2,161.5
Estimated earnings	343.5	316.4
Contract revenue earned on uncompleted contracts	2,441.8	2,477.9
Less: progress billings	2,381.2	2,438.4
	$60.6	$39.5

The above is included in the accompanying consolidated balance sheets under the following line items:
Contract assets	$156.0	$118.6
Contract liabilities	(95.4)	(79.1)
	$60.6	$39.5

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial	$187.3	$207.0	$643.9	$343.3
Industrial	96.3	92.9	270.5	207.9
Healthcare	36.0	17.1	93.3	37.2
Convention	55.5	23.4	97.2	51.7
Transportation	15.0	16.0	32.9	40.0
Leisure	7.9	4.8	17.7	16.5
Government	10.9	15.9	27.4	54.6
Other	3.7	5.9	13.7	25.1
Total revenue from contracts with customers	412.6	383.0	1,196.6	776.3
Other revenue	0.1	—	0.4	—
Total Infrastructure segment revenue	$412.7	$383.0	$1,197.0	$776.3

Contract assets and contract liabilities consisted of the following (in millions):

	September 30, 2022	December 31, 2021

Cost in excess of billings	$85.4	$68.3
Conditional retainage	70.6	50.3
Contract assets	$156.0	$118.6

Billings in excess of costs	$(152.7)	$(137.6)
Conditional retainage	57.3	58.5
Contract liabilities	$(95.4)	$(79.1)

The change in contract assets is a result of the recording of $171.4 million of contract assets driven by new commercial projects, offset by $134.0 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $93.2 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $76.9 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of September 30, 2022, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Commercial	$409.7	$110.4	$520.1
Industrial	243.4	18.5	261.9
Transportation	332.9	97.6	430.5
Government	13.2	—	13.2
Leisure	6.6	—	6.6
Healthcare	418.9	108.9	527.8
Convention	132.0	8.0	140.0
Other	3.0	—	3.0
Remaining unsatisfied performance obligations	$1,559.7	$343.4	$1,903.1

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue within the next thirty-six months.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Systems and consumables revenue	$1.2	$1.6	$3.0	$2.8
Total Life Sciences segment revenue	$1.2	$1.6	$3.0	$2.8

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Broadcast station	$4.7	$4.7	$14.2	$13.6
Network advertising	3.4	4.2	10.7	13.7
Network distribution	0.8	0.8	2.2	2.5
Other	0.2	0.5	0.9	1.5
Total Spectrum segment revenue	$9.1	$10.2	$28.0	$31.3

As of September 30, 2022, the transaction price allocated to remaining unsatisfied performance obligations consisted of $3.4 million of broadcast station revenues, $0.1 million of network advertising and $0.1 million of other revenues, of which $2.8 million is expected to be recognized within one year and $0.8 million is expected to be recognized within the next thirty-six months.

4. Accounts Receivable, Net

Accounts receivable, net consist of the following (in millions):

	September 30, 2022	December 31, 2021

Contracts in progress	$313.9	$226.8
Unbilled retentions	0.4	0.4
Trade receivables	7.8	9.9
Other receivables	6.1	10.6
Allowance for doubtful accounts	(0.3)	(0.6)
Total	$327.9	$247.1

5. Inventory

Inventory consists of the following (in millions):

	September 30, 2022	December 31, 2021

Raw materials and consumables	$17.3	$14.3
Work in process	0.8	1.2
Finished goods	2.6	1.5
Total inventory	$20.7	$17.0

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
6. Investments

The carrying values of the Company's investments were as follows (in millions):

	September 30, 2022
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$2.9	$—	$2.9
Preferred stock and fixed maturities	—	0.5	5.6	6.1
Put option	11.3	—	—	11.3
Investment in securities	—	37.4	—	37.4
Total	$11.3	$40.8	$5.6	$57.7

	December 31, 2021
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$2.1	$—	$2.1
Preferred stock and fixed maturities	0.5	2.1	5.4	8.0
Put option	11.3	—	—	11.3
Investment in securities	—	34.6	—	34.6
Total	$11.8	$38.8	$5.4	$56.0

(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

Pansend accounts for MediBeacon's preferred stock as an equity method investment, inclusive of any fixed maturity securities issued by Pansend to MediBeacon. During the nine months ended September 30, 2022, Pansend issued MediBeacon a $4.5 million 8.0% convertible note due March 2025, increasing the total outstanding principal to $5.0 million. The increase in the net basis was partially offset by additional equity method losses recognized on MediBeacon.

Equity Method Investments

The Company's share of net loss from its equity method investments was $1.1 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively. The Company's share of net loss from its equity method investments totaled $2.1 million and $4.8 million for the nine months ended September 30, 2022 and 2021, respectively. The Company accounts for its Triple Ring equity method investment results on a one-month lag basis.

The following tables provide summarized financial information for the Company's equity method investments (in millions):

	September 30, 2022	December 31, 2021

Assets	$645.4	$604.5
Liabilities	530.4	481.5
Equity	$115.0	$123.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenues	$149.8	$92.0	$359.1	$390.6
Gross profit	$23.1	$14.4	$68.0	$58.7
Operating income (loss)	$2.5	$(7.1)	$7.9	$(6.2)
Net income (loss)	$0.1	$(8.4)	$6.9	$(8.3)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
7. Property, Plant & Equipment, Net

Property, plant and equipment, net, consists of the following (in millions):

	September 30, 2022	December 31, 2021

Equipment, furniture and fixtures, and software	$192.1	$180.7
Building and leasehold improvements	44.8	43.0
Land	26.1	24.1
Construction in progress	9.3	8.9
Plant and transportation equipment	8.3	8.3
	$280.6	$265.0
Less: Accumulated depreciation	112.6	95.1
Total	$168.0	$169.9

Depreciation expense was $6.6 million and $7.8 million for the three months ended September 30, 2022 and 2021, respectively. These amounts included $3.9 million and $3.4 million of depreciation expense recognized within cost of revenue for the three months ended September 30, 2022 and 2021, respectively.

Depreciation expense was $19.3 million and $17.7 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts included $11.2 million and $8.4 million of depreciation expense recognized within cost of revenue for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the aggregate net book value of equipment under capital leases totaled $2.2 million and $0.2 million, respectively.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amount of goodwill by segment was as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2021	$106.0	$21.4	$127.4
Translation	(0.6)	—	(0.6)
Balance as of September 30, 2022	$105.4	$21.4	$126.8

Indefinite-lived Intangible Assets

The carrying amount of indefinite-lived intangible assets was as follows (in millions):

	September 30, 2022	December 31, 2021

FCC licenses	$106.4	$106.5
Total	$106.4	$106.5

For the nine months ended September 30, 2022 and 2021, the Company recorded impairment charges of $0.1 million and $2.7 million, respectively, which is reflected in Other operating (income) loss, related to non-core FCC licenses which were sold or expired in order to bring their carrying value equal to the agreed upon sales price prior to the execution of the sale or expiration.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(7.6)	$17.8	$25.4	$(6.3)	$19.1
Customer relationships and contracts	11 years	87.5	(31.8)	55.7	87.7	(21.6)	66.1
Channel sharing arrangements	35 years	12.6	(1.4)	11.2	12.6	(1.1)	11.5
Other	12 years	4.1	(0.9)	3.2	8.5	(3.3)	5.2
Total		$129.6	$(41.7)	$87.9	$134.2	$(32.3)	$101.9

For the nine months ended September 30, 2022, the Company recorded impairment charges to definite lived intangible assets of $1.5 million in Other operating (income) loss related to the impairment of the HC2 Network Program License Agreement ("PLA") due to a decline in performance.

Amortization expense for definite lived intangible assets was $4.1 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization expense for definite lived intangible assets was $12.5 million and $8.3 million for the nine months ended September 30, 2022 and 2021, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

Amortization

Future estimated annual amortization expense for intangible assets is as follows (in millions):

Estimated Amortization
2022	$4.1
2023	11.0
2024	7.4
2025	7.2
2026	6.9
Thereafter	51.3
Total	$87.9

9. Acquisitions

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

Banker Steel, which is included in the Company's Infrastructure segment, provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. Banker Steel consists of six operating companies: Banker Steel Co., LLC; NYC Constructors, LLC; Memco LLC; Derr & Isbell Construction LLC; Innovative Detailing and Engineering Solutions; and Lynchburg Freight and Specialty LLC.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Results of Operations and Unaudited Supplemental Pro Forma Information

The following table presents the unaudited results of operations data for the nine months ended September 30, 2021 for Banker Steel from the date of acquisition (in millions):

Nine Months Ended September 30, 2021
Revenue	$153.8
Income from operations	$7.3
Net income attributable to INNOVATE	$4.5

The following table presents unaudited consolidated pro forma results of operations data as if the acquisition of Banker Steel had occurred at the beginning of the prior period. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in millions):

Nine Months Ended September 30, 2021
Revenue	$1,007.9
Loss from operations	$(6.0)
Net loss attributable to INNOVATE	$(214.5)

10. Dispositions, Deconsolidations and Discontinued Operations

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

On September 3, 2022, INNOVATE and Continental entered into a tax cooperation agreement permitting Continental General Insurance Company ("CGIC") to consolidate into INNOVATE's 2021 U.S. tax return for the six-month period INNOVATE owned CGIC, allowing CGIC to shield some of its income tax liability by utilizing a portion of INNOVATE's Net Operating Losses ("NOLs") while also converting a portion of INNOVATE's IRC Sec. 163(j) carryforward assets into NOLs. See Note 16. Income Taxes for additional information regarding income tax attributes.

The net tax savings of $2.9 million on CGIC's income tax liability was split between CGIC and INNOVATE in accordance with the tax sharing agreement, which was executed on October 11, 2022. INNOVATE recognized a current income tax benefit of $2.9 million in the current period and expects to receive $1.2 million as a result of the tax sharing agreement during the fourth quarter of 2022. As CGIC is no longer a subsidiary of INNOVATE, the $1.7 million tax benefit to be received by CGIC tax share is treated as a deemed contribution, and INNOVATE recognizes an additional $1.7 million loss related to the previous sale of the subsidiary, through continuing operations.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Discontinued Operations Reporting

The results of Beyond6 and CIG and the related expenses directly attributable to the entities were reported as discontinued operations. The discontinued operations of Beyond6, and CIG are included in the Company's Other Segment. Summarized operating results of the discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$1.7
Life, accident and health earned premiums, net	—	—	—	55.7
Net investment income	—	—	—	92.4
Realized/unrealized gains on investments	—	—	—	5.1
Total revenue	—	—	—	154.9
Cost of revenue	—	—	—	0.8
Policy benefits, changes in reserves, and commissions	—	—	—	126.0
Selling, general and administrative	—	—	—	21.1
Depreciation and amortization	—	—	—	(11.0)
Income from operations	—	—	—	18.0
Interest expense	—	—	—	(0.5)
Loss on sale and liquidation of subsidiaries	—	(200.3)	—	(159.9)
Other loss	—	—	—	(3.1)
Pre-tax loss from discontinued operations	—	(200.3)	—	(145.5)
Income tax expense	—	—	—	(4.4)
Loss from discontinued operations	$—	$(200.3)	$—	$(149.9)

Assets Held for Sale

As of September 30, 2022 the Company had no assets held for sale, and as of December 31, 2021, the Company had approximately $1.5 million of other current assets related to discontinued operations which were classified in Assets held for sale in the Condensed Consolidated Balance Sheet.

11. Leases

Operating lease right-of-use-assets and assets held under finance leases are recognized in the Condensed Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liabilities and finance lease liabilities are recognized in the Condensed Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of September 30, 2022 and December 31, 2021, lease right-of-use assets and lease liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021

Right-of-use assets:
Operating lease (Other assets)	$65.7	$69.6
Finance lease (Property, plant and equipment, net)	2.2	0.2
Total right-of-use assets	$67.9	$69.8

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$17.3	$15.5
Non-current portion of operating lease (Other liabilities)	53.2	58.5
Finance lease (Debt obligations)	2.2	0.1
Total lease liabilities	$72.7	$74.1

The tables below present financial information associated with the Company's leases. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2022 and 2045.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following table summarizes the components of lease expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.2	$0.2	$0.8
Interest on lease liabilities	—	—	—	—
Net finance lease cost	0.1	0.2	0.2	0.8
Operating lease cost	5.8	7.9	17.6	15.7
Variable lease cost	0.1	0.1	0.4	0.3
Sublease income	(0.1)	—	(0.5)	—
Total lease cost	$5.9	$8.2	$17.7	$16.8

Cash flow information related to leases is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$—	$0.1	$0.1	$0.6
Operating cash flows from operating leases	$5.6	$8.1	$17.6	$16.0
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$1.7	$—	$2.2	$—
Operating leases	$2.8	$1.7	$10.5	$42.9

The weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases for the periods presented are as follows:

	September 30, 2022	December 31, 2021

Weighted-average remaining lease term (years) - operating lease	7.5	7.5
Weighted-average remaining lease term (years) - finance lease	1.6	2.3
Weighted-average discount rate - operating lease	5.4%	5.4%
Weighted-average discount rate - finance lease	5.6%	4.2%

As of September 30, 2022, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2022	$5.1	$0.1
2023	19.2	1.8
2024	13.4	0.3
2025	10.0	0.1
2026	6.8	—
Thereafter	31.6	—
Total future lease payments	86.1	2.3
Less: Present values	(15.6)	(0.1)
Total lease liability balance	$70.5	$2.2

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

12. Other Assets

Other assets, which are reflected in non-current assets in the Condensed Consolidated Balance Sheets, consist of the following (in millions):

	September 30, 2022	December 31, 2021

Right-of-use assets	$65.7	$69.6
Restricted cash - non-current	1.5	—
Other	4.2	3.7
Total other assets	$71.4	$73.3

For the nine months ended September 30, 2022, the Company recorded impairment charges to right-of-use assets of $0.4 million, which are reflected in Other operating (income) loss, related to FCC licenses impaired. Refer to Note 8. Goodwill and Intangibles, Net for additional information.

13. Accrued Liabilities

Accrued liabilities consist of the following (in millions):

	September 30, 2022	December 31, 2021

Accrued expenses and other current liabilities	$21.7	$24.5
Accrued payroll and employee benefits	40.4	38.9
Accrued interest	25.8	29.6
Accrued income taxes	0.3	0.4
Total accrued liabilities	$88.2	$93.4

14. Debt Obligations

Debt obligations consist of the following (in millions):

	September 30, 2022	December 31, 2021
Infrastructure
3.25% Note due 2026	$101.0	$107.2
PRIME minus 0.85% Line of Credit due 2024	107.7	30.4
4.00% Note due 2024	17.5	25.0
8.00% Note due 2024	19.1	19.6
11.00% Note due 2024	—	6.3
Obligations under finance leases	2.2	0.1
Spectrum
8.50% Note due 2022	19.3	19.3
10.50% Note due 2022	32.9	32.9
Life Sciences
12.00% Note due 2022	10.0	—
Non-Operating Corporate
8.50% Senior Secured Notes, due 2026	330.0	330.0
7.50% Convertible Senior Notes, due 2026	51.8	51.8
7.50% Convertible Senior Notes, due 2022	—	3.2
LIBOR plus 5.75% Line of Credit due 2024	20.0	5.0
	711.5	630.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(2.2)	(4.5)
Less: current portion of debt obligations	(81.4)	(69.5)
Debt obligations	$627.9	$556.8

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Aggregate finance lease and debt payments, including interest, are as follows (in millions):

	Finance Leases	Debt	Total
2022	$0.1	$79.2	$79.3
2023	1.8	62.3	64.1
2024	0.3	194.2	194.5
2025	0.1	41.2	41.3
2026	—	469.8	469.8
Thereafter	—	—	—
Total minimum principal and interest payments	2.3	846.7	849.0
Less: Amount representing interest	(0.1)	(137.4)	(137.5)
Total aggregate finance lease and debt payments	$2.2	$709.3	$711.5

The interest rates on the finance leases range from approximately 2.0% to 6.0%.

Infrastructure

In May 2021, DBMG repaid its LIBOR plus 1.50% revolving line of credit (the "Revolving Line") under the Credit and Security Agreement with Wells Fargo Bank and its term loan due 2023 (the "TCW Loan") under a financing agreement with TCW Asset Management Company LLC. In addition, DBMG entered into a new credit facility with UMB Bank ("UMB"). Under the terms of the agreement, UMB agreed to a $110.0 million term loan ("UMB Term Loan") and $110.0 million revolving credit agreement ("UMB Revolving Line"). The UMB Term loan expires in 2026 and will bear interest at a rate of 3.25% with an effective interest rate of 3.25%. The UMB Revolving Line expires in 2024 and bears interest at a rate of Prime Rate minus 0.85%. The proceeds were used to fully repay DBMG's existing debt obligations, fund a portion of the Banker Steel acquisition, and provide additional working capital capacity to DBMG.

The 2021 extinguishment of the Revolving Line and the TCW Loan yielded a loss on extinguishment of $1.6 million included in Loss on early extinguishment or restructuring of debt in the Condensed Consolidated Statement of Operations.

The UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement. On August 2, 2022, DBMG negotiated and finalized an amendment to its UMB Revolving Line which included a retrospective change to the terms of the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things.

Spectrum

On October 24, 2019, Spectrum issued $78.7 million 364-day secured notes (the "2020 Notes"). The 2020 Notes were comprised of a $36.2 million, 8.50% tranche funded by an affiliate of MSD Partners, L.P. (the “8.50% Note”). The remaining $42.5 million, 10.50% tranche (the “10.50% Note”) was a modification of the existing Secured Note, with certain institutional investors. The 2020 Notes had an original maturity date of October 2020, and were amended multiple times during 2020 as further described below. The net proceeds from the financing were used to retire Broadcasting’s existing debt, as well as fund acquisitions, working capital and general corporate purposes. In connection with the issuance of the 10.50% Note due 2020, Spectrum issued warrants to the same institutional investors to purchase 50,000 shares of common stock at $176.4 per share for a total purchase price of $8.8 million, or net settled, if exercised as of the issuance date, and as may be adjusted at any future exercise of the warrant pursuant to its terms. The warrant has a five-year term and is immediately exercisable.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On October 26, 2021, Broadcasting repurchased the outstanding convertible promissory notes of DTV for a total consideration of $0.7 million using proceeds from the sales of non-core assets. Subsequent to these acquisitions, DTV’s debt is held by Broadcasting and eliminated in consolidation.

Life Sciences

On June 27, 2022, R2 Technologies issued a $0.5 million short-term 90-day 12.0% bridge financing loan with Lancer Capital, LLC, a related party, an entity controlled by Avram A. Glazer, the Chairman of the Board of Directors. On July 13, 2022, R2 Technologies entered into a note purchase agreement with Lancer Capital, LLC. The note payable bears interest at 12.0% per annum and was funded in two tranches. The first tranche of $5.0 million closed on July 13, 2022, and included the settlement of a $0.5 million short-term 90-day 12.0% bridge financing loan made on June 27, 2022 by Lancer Capital, LLC, and an additional $4.5 million in cash. The second tranche of $5.0 million closed on August 8, 2022. The note is payable on the earlier of December 31, 2022 or within five business days from the date on which R2 Technologies receives greater than $10.0 million from an equity or debt financing event.

For the three and nine months ended September 30, 2022, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer Capital, LLC of $0.2 million.

Non-Operating Corporate

2026 Senior Secured Notes

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

The 2026 Senior Secured Notes were issued at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees. For the nine months ended September 30, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the deferred financing fees was $22.6 million and $19.7 million, respectively.

2026 Convertible Notes

As of September 30, 2022, the 2026 Convertible Notes had a net carrying value of $59.8 million and an unamortized premium of $8.8 million. Based on the closing price of our common stock of $0.70 on September 30, 2022, the if-converted value of the 2026 Convertible Notes did not exceed its principal value. For the nine months ended September 30, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of discount net of premium was $1.5 million and $1.3 million, respectively.

2022 Convertible Notes

On June 1, 2022, the 2022 Convertible Notes of $3.2 million matured, and the Company repaid the principal and accrued interest upon maturity. For the nine months ended September 30, 2022 and 2021, interest expense recognized for the period relating to both the contractual interest coupon and amortization of the discount on the 2022 Convertible Notes was $0.2 million and $0.3 million, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Line of Credit
On February 23, 2021, the Company entered into a third amendment (the "Amendment") of the 6.75% line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"). Among other things, the Amendment (i) increases the aggregate principal amount of the Revolving Credit Agreement to $20.0 million, (ii) extends the maturity date of the Revolving Credit Amendment to February 23, 2024, (iii) updates the affirmative and negative covenants contained in the Amended Credit Agreement so that they are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes and (iv) reduces the interest rate margin applicable to loans borrowed under the Amended Credit Agreement to 5.75% from the 6.75% described above. Except as modified by the Amendment, the terms of the Revolving Credit Agreement remain in effect. In May 2021, INNOVATE drew $5.0 million under the Revolving Credit Agreement. In July 2022, the Company drew an additional $15.0 million under the Revolving Credit Agreement.

INNOVATE is in compliance with its debt covenants as of September 30, 2022.

15. Other Liabilities

Other liabilities, which are reflected in non-current liabilities in the Condensed Consolidated Balance Sheets, consist of the following (in millions):

	September 30, 2022	December 31, 2021

Lease liability, net of current portion	$53.2	$58.5
Other	4.4	4.8
Total other liabilities	$57.6	$63.3
.
16. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2022 interim tax provision.

Income tax benefit was $2.0 million and an expense of $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The income tax benefit recorded for the three months ended September 30, 2022 relates to the net tax savings of $2.9 million from the CGIC consolidation in the 2021 tax return, resulting in a partial release of the valuation allowance. See Note 10. Dispositions, Deconsolidations and Discontinued Operations for information regarding the transaction. This was partially offset by income tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized. The income tax expense recorded for the three months ended September 30, 2021 primarily related to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Income tax expense was $1.6 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense recorded for the nine months ended September 30, 2022 primarily relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized. This was partially offset by the net tax savings of $2.9 million from the CGIC consolidation in the 2021 tax return, resulting in a partial release of the valuation allowance. The income tax expense recorded for the nine months ended September 30, 2021 primarily relates to the projected expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Net Operating Losses

At December 31, 2021, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income in the amount of $239.6 million, of which a portion is subject to annual limitation under IRC Sec. 382. This includes $75.1 million of additional U.S. net operating loss carryforwards resulting from the CGIC consolidation in the 2021 tax return. See Note 10. Dispositions, Deconsolidations and Discontinued Operations for information regarding the transaction. Based on estimates as of September 30, 2022, the Company expects that approximately $170.9 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2022. This estimate may change based on changes to actual results reported on the 2021 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differs from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, as of December 31, 2021, the Company had $103.9 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $66.1 million from R2, $33.5 million from DTV America, and other entities of $4.3 million.

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

17. Commitments and Contingencies

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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, PTGi International Carrier Services Ltd. (“PTGi-ICS Ltd”), received notices from Her Majesty’s Revenue and Customs office in the U.K. ("HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years. On February 15, 2022, the Upper Tribunal (Tax and Chancery) Chamber (the "Tax Tribunal") found in favor of PTGi-ICS Ltd. HMRC has acknowledged that it will not appeal the Tax Tribunal’s decision and it must pay reasonable legal fees incurred by PTGi-ICS Ltd. On August 1, 2022 ICS received £1.1 million ($1.3 million) from HMRC for the VAT refunds previously withheld. ICS is waiting on the repayment of the outstanding interest and costs. The Company is working with HMRC agents to obtain full resolution.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

DTV Derivative Litigation

On March 15, 2021, twenty-two DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Philip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. Defendants moved to dismiss the amended complaint in its entirety on August 25, 2021, and the parties completed briefing on the motions to dismiss on November 10, 2021. The Court heard argument on the motions to dismiss on March 29, 2022. On June 28, 2022, the Court requested that the parties submit supplemental briefing on the motions to dismiss by July 20, 2022. The parties completed the supplemental briefing on July 20, 2022.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On October 28, 2022, the Court issued a Memorandum Opinion on Defendants’ motion to dismiss the Complaint. First, the Court dismissed all claims against Continental General Insurance Corporation for lack of personal jurisdiction. Second, the Court dismissed all claims the stockholder plaintiffs purported to assert directly. Third, the Court dismissed as time-barred all claims challenging conduct that occurred before March 15, 2018, including claims challenging (i) the November 2017 acquisition of Azteca America by INNOVATE; (ii) INNOVATE’s purported usurpation of the so-called “DTV Cast” technology; and (iii) the WFWC-CD Station acquisition. Fourth, the Court dismissed claims associated with the INNOVATE Entities’ purported purchases of unidentified broadcasting stations. Fifth, the Court dismissed all claims challenging the Expense Sharing Agreement, and the Right to Use Agreement between INNOVATE and DTV, and certain Stock-Based Compensation Agreements. Sixth, the Court dismissed the aiding and abetting claim against the INNOVATE Entities. Seventh, the Court dismissed the civil conspiracy claim as to all defendants. Lastly, the Court dismissed the option-holders’ claim for tortious interference with prospective business opportunities. Thus, after the Court issued its October 28, 2022 Memorandum Opinion, the only claims to survive Defendants’ motion to dismiss are (i) a derivative claim against the INNOVATE Entities (other than Continental General), Levi, and Falcone for breach of fiduciary duty in connection with the $0.1 million Frank Digital acquisition; (ii) a derivative claim for breach of fiduciary duty against the INNOVATE Entities (other than Continental General), in their capacities as DTV’s controlling stockholders, relating to the sale of six licenses (for less than $0.5 million) in connection with the Gray Media sale; (iii) a derivative claim for breach of fiduciary duty against the INNOVATE Entities (other than Continental General) and Levi in connection with the transfer of licenses ultimately sold to TV-49 for $0.1 million; and (iv) a derivative claim for waste against Levi and Falcone in connection with the sale of two stations to Lowcountry, which Lowcountry later sold for $0.2 million and $0.4 million, respectively. The Company believes these remaining claims are without merit, and the Company intends to vigorously defend this litigation.

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

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of September 30, 2022, DBMG had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $1,057.8 million. As of December 31, 2021, DBM had outstanding letters of credit of $13.5 million under credit and security agreements and performance bonds of $900.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

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

On June 24, 2022, New Saxon entered into a supplemental agreement for the outright sale of its remaining 19% interest in HMN, which also changed the buyers from a Hong Kong entity to three Chinese entities. There is no guarantee that the transaction will be consummated in the anticipated timeframe, on the contemplated terms or at all. The new agreement preserves the rights under the original put option agreement and the Company has the ability to exercise the put option after October 31, 2022. The significant terms and structure of the transaction have not otherwise changed, and the transaction still requires cash settlement.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
18. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.4 million for both the three months ended September 30, 2022 and 2021, and was $1.7 million for both the nine months ended September 30, 2022 and 2021.

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

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2020	628,433	$3.93
Granted	593,458	$3.81
Vested	(514,543)	$3.89
Forfeited	(151,469)	$4.13
Unvested - December 31, 2021	555,879	$3.79
Granted	599,797	$3.57
Vested	(292,091)	$3.81
Forfeited	(45,289)	$3.68
Unvested - September 30, 2022	818,296	$3.63

The aggregate fair value of the restricted stock awards which vested during the nine months ended September 30, 2022 was $0.8 million. As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock was $2.2 million. The unrecognized compensation cost is expected to be recognized over the remaining weighted average period of 2.2 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2020	4,739,858	$5.13
Expired	(23,999)	$5.31
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Exercised	—	—
Forfeited	—	—
Expired	(1,500)	$4.06
Outstanding - September 30, 2022	4,995,150	$5.02

Eligible for exercise	4,995,150	$5.02

The weighted average grant-date fair value of stock options granted during the period was $1.47. As of September 30, 2022, the intrinsic value and average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 2.1 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately 10 years. As of September 30, 2022, there were no unvested stock options and no unrecognized stock-based compensation expenses related to unvested stock options.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
19. Temporary Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2022	December 31, 2021

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

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

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet with a combined redemption value of $16.1 million with a current fair value as of September 30, 2022 of $17.9 million.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Redemption by the Company / "Company Call Option". At any time after the third anniversary of the Original Issue Date, May 29, 2014, the Company may redeem the Series A-3/Series A-4, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share, plus accrued but unpaid dividends (to the extent not included in the accrued value of the Series A-3/Series A-4), subject to the holder's right to convert prior to such redemption.

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

Voting Rights. Except as required by applicable law, the holders of the shares of the Series A-3 and Series A-4 will be entitled to vote on an as-converted basis with the holders of the Series A-3 Preferred Stock and the Series A-4 Preferred Stock (on an as-converted basis), as applicable, and the holders of the Company’s common stock on all matters submitted to a vote of the holders of the Company's common stock with the holders of Series A-3 Preferred Stock and Series A-4 Preferred Stock on certain matters, and separately as a class on certain limited matters.

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

As of September 30, 2022, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the nine months ended September 30, 2022 and 2021, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, excluding the Series A and Series A-2 Preferred Stock which was owned by CGIC and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021, as presented in the following table (in millions):

2022
Declaration Date	March 31, 2022	June 30, 2022	September 30, 2022
Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022
Total Dividend	$0.3	$0.3	$0.3

2021
Declaration Date	March 31, 2021	May 29, 2021	September 30, 2021
Holders of Record Date	March 31, 2021	May 29, 2021	September 30, 2021
Payment Date	April 15, 2021	June 4, 2021	October 15, 2021
Total Dividend	$0.2	$0.1	$0.3

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

Dividends. The DBMGi Series A Preferred Stock will accrue a cumulative quarterly cash or payment in kind dividend at a rate of (a) for the first five years following the date of issuance, (i) 9.00% per annum if dividends are paid in kind or (ii) 8.25% per annum if dividends are paid in cash and (b) starting on the fifth anniversary of the date of issuance, a rate per annum equal to (i) LIBOR (as defined in the Certificate of Designation) plus a spread of 5.85% (together, the “LIBOR Rate”) per annum, plus 0.75% if dividends are paid in kind or (ii) the LIBOR Rate per annum in the case of dividends paid in cash. Subsequent to the transition away from LIBOR beginning in 2023, the Certificate of Designation allows for a LIBOR Successor Rate, which allows the Company to reasonably determine an alternate benchmark rate (including any mathematical or other adjustments to the benchmarks (if any) incorporated therein) giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks.

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

During the nine months ending September 30, 2022 and 2021, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2022

Declaration Date	March 31, 2022	June 30, 2022	September 30, 2022
Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022
Total Dividend*	$0.9	$0.9	$0.9

*The dividends paid on April 15, 2022 and October 15, 2022 were paid in cash. The DBMGi Board of Directors elected to pay the second quarter dividend payable July 15, 2022 in shares.

2021

Declaration Date	September 30, 2021
Holders of Record Date	September 30, 2021
Payment Date	October 15, 2021
Total Dividend	$0.8

20. Related Parties

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

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.1 million. For the three months ended September 30, 2022 and 2021, DBMG incurred lease expense of $24 thousand and $23 thousand, respectively, and for the nine months ended September 30, 2022 and 2021, DBMG incurred lease expense of $72 thousand and $31 thousand, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Banker Steel has leased one plane from Banker Aviation LLC, a related party that is owned by Donald Banker, a related party, with monthly lease payments of $0.1 million and a total lease liability of $1.6 million. During the first quarter 2022, one of the two plane leases was terminated. For the three months ended September 30, 2022 and 2021, DBMG incurred lease expense of $0.3 million and $0.4 million, respectively, and for the nine months ended September 30, 2022 and 2021, DBMG incurred lease expense of $1.0 million and $0.6 million, respectively.

Banker Steel also had a subordinated 11.0% note payable of $6.3 million to Donald Banker, a related party, which was redeemed in full by DBMG on April 4, 2022. For the three months ended September 30, 2022 and 2021, DBMG incurred interest expense of zero and $0.1 million, respectively, and for both the nine months ended September 30, 2022 and 2021, DBMG incurred interest expense of $0.2 million. Refer to Note 14. Debt Obligations for additional information.

Life Sciences

For the three and nine months ended September 30, 2022, R2 Technologies incurred approximately $0.1 million and $0.3 million, respectively, of stock compensation and royalty expenses that were paid to Blossom Innovations, LLC, an investor and a related party of R2 Technologies.

On June 27, 2022, R2 Technologies issued a $0.5 million short-term 90-day 12.0% bridge financing loan with Lancer Capital, LLC, a related party, an entity controlled by Avram A. Glazer, Chairman of the Board of Directors of INNOVATE. On July 13, 2022, R2 Technologies entered into a note purchase agreement with Lancer Capital, LLC. The note payable will bear interest at 12.0% per annum, and will be funded in two tranches. The first tranche of $5.0 million closed on July 13, 2022, and included the settlement of a $0.5 million short-term 90-day 12.0% bridge financing loan made on June 27, 2022 by Lancer Capital, LLC, and an additional $4.5 million in cash. The second tranche of $5.0 million closed on August 8, 2022. The note is payable on the earlier of December 31, 2022 or within five business days from the date on which R2 Technologies receives greater than $10.0 million from an equity or debt financing event. For the three and nine months ended September 30, 2022, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer Capital, LLC of $0.2 million.

21. Operating Segments and Related Information

The Company currently has one primary reportable geographic segment - United States and primarily all revenue is derived in the United States. The Company has three reportable operating segments, plus our Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. We also have included a Non-operating Corporate segment. All inter-segment revenues are eliminated on consolidation.

The Company's revenue concentrations of 10% and greater are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2022	2021	2022	2021
Customer A	Infrastructure	25.2%	18.9%	24.2%	12.2%
Customer B	Infrastructure	*	13.0%	*	*
Customer C	Infrastructure	10.1%	*	*	*
*Less than 10% revenue concentration

Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Infrastructure	$412.7	$383.0	$1,197.0	$776.3
Life Sciences	1.2	1.6	3.0	2.8
Spectrum	9.1	10.2	28.0	31.3
Total revenue	$423.0	$394.8	$1,228.0	$810.4

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from operations
Infrastructure	$18.5	$12.6	$42.2	$17.0
Life Sciences	(5.5)	(4.9)	(15.7)	(14.2)
Spectrum	(0.6)	(1.2)	(4.1)	(1.0)
Other	(0.3)	(1.0)	(0.4)	(1.6)
Non-operating Corporate	(5.5)	(4.4)	(15.1)	(17.7)
Total income (loss) from operations	$6.6	$1.1	$6.9	$(17.5)

A reconciliation of the Company's consolidated segment operating income (loss) to consolidated loss from continuing operations before income taxes is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from operations	$6.6	$1.1	$6.9	$(17.5)
Interest expense	(13.3)	(12.8)	(38.4)	(46.6)
Loss on early extinguishment or restructuring of debt	—	(0.1)	—	(12.5)
Loss from equity investees	(1.1)	(2.9)	(2.1)	(4.8)
Other (expense) income, net	(0.9)	0.6	0.5	4.4
Loss from continuing operations before income taxes	$(8.7)	$(14.1)	$(33.1)	$(77.0)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and Amortization
Infrastructure	$5.3	$7.4	$15.9	$13.1
Infrastructure recognized within cost of revenue	3.9	3.4	11.2	8.4
Total Infrastructure	9.2	10.8	27.1	21.5
Life Sciences	0.1	—	0.2	0.1
Spectrum	1.4	1.4	4.4	4.3
Non-operating Corporate	—	0.1	0.1	0.1
Total depreciation and amortization	$10.7	$12.3	$31.8	$26.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capital Expenditures (*)
Infrastructure	$6.9	$6.1	$13.5	$11.6
Life Sciences	0.2	—	0.3	0.5
Spectrum	0.4	0.9	2.5	2.9
Total	$7.5	$7.0	$16.3	$15.0
(*) The above capital expenditures exclude assets acquired under terms of capital lease and vendor financing obligations.

	September 30, 2022	December 31, 2021

Investments
Infrastructure	$—	$0.7
Life Sciences	9.0	10.2
Other	48.7	45.1
Total	$57.7	$56.0

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	September 30, 2022	December 31, 2021

Equity Method Investments (included in Investments above)
Infrastructure	$—	$0.7
Life Sciences	3.4	4.2
Other	37.4	33.9
Total	$40.8	$38.8

	September 30, 2022	December 31, 2021

Total Assets
Infrastructure	$893.3	$786.4
Life Sciences	18.8	22.0
Spectrum	191.0	198.9
Other	50.4	48.0
Non-operating Corporate	11.7	25.3
Total	$1,165.2	$1,080.6

22. Basic and Diluted Loss Per Common Share

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

The Company had no dilutive common share equivalents during the three and nine months ended September 30, 2022 and 2021 due to results from continuing operations being a loss, net of tax. The following table presents a reconciliation of net loss used in the basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss from continuing operations	$(6.7)	$(14.2)	$(34.7)	$(80.8)
Loss from continuing operations attributable to noncontrolling interest and redeemable noncontrolling interest	1.3	2.6	4.5	7.0
Loss from continuing operations attributable to INNOVATE Corp.	(5.4)	(11.6)	(30.2)	(73.8)
Less: Preferred dividends and deemed dividends from conversions	1.2	1.1	3.6	1.7
Loss from continuing operations attributable to INNOVATE common stockholders	(6.6)	(12.7)	(33.8)	(75.5)
Loss from discontinued operations	—	(200.3)	—	(149.9)
Loss from discontinued operations attributable to noncontrolling interest and redeemable noncontrolling interest	—	—	—	0.9
Loss from discontinued operations, net of tax and noncontrolling interest	—	(200.3)	—	(149.0)
Net loss attributable to common stock and participating preferred stockholders	$(6.6)	$(213.0)	$(33.8)	$(224.5)

Earnings allocable to common shares:
Participating shares at end of period:
Weighted-average common stock outstanding	77.6	77.2	77.5	77.0
Unvested restricted stock	—	—	—	—
Preferred stock (as-converted basis)	—	—	—	—
Total	77.6	77.2	77.5	77.0

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Percentage of loss allocated to:
Common stock	100.0%	100.0%	100.0%	100.0%
Unvested restricted stock	—%	—%	—%	—%
Preferred stock	—%	—%	—%	—%

Numerator for loss per share, basic:
Net loss from continuing operations attributable to common stock, basic	$(6.6)	$(12.7)	$(33.8)	$(75.5)
Net loss from discontinued operations attributable to common stock, basic	—	(200.3)	—	(149.0)
Net loss attributable to common stock, basic	$(6.6)	$(213.0)	$(33.8)	$(224.5)

Earnings allocable to common shares, diluted:
Numerator for loss per share, diluted
Net loss from continuing operations attributable to common stock, basic	$(6.6)	$(12.7)	$(33.8)	$(75.5)
Net loss from discontinued operations attributable to common stock, basic	—	(200.3)	—	(149.0)
Net loss attributable to common stock, basic	$(6.6)	$(213.0)	$(33.8)	$(224.5)

Denominator for basic and dilutive loss per share
Weighted average common shares outstanding - basic	77.6	77.2	77.5	77.0
Effect of assumed shares under treasury stock method for stock options and restricted shares and if-converted method for convertible instruments	—	—	—	—
Weighted average common shares outstanding - diluted	77.6	77.2	77.5	77.0

Loss per share - continuing operations
Basic	$(0.09)	$(0.16)	$(0.44)	$(0.98)
Diluted	$(0.09)	$(0.16)	$(0.44)	$(0.98)

Loss per share - discontinued operations
Basic	$—	$(2.59)	$—	$(1.94)
Diluted	$—	$(2.59)	$—	$(1.94)

Loss per share - Net loss attributable to common stock and participating preferred stockholders
Basic	$(0.09)	$(2.75)	$(0.44)	$(2.92)
Diluted	$(0.09)	$(2.75)	$(0.44)	$(2.92)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
23. Fair Value of Financial Instruments

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

September 30, 2022			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$707.1	$637.5	$—	$637.5	$—
Total liabilities not accounted for at fair value	$707.1	$637.5	$—	$637.5	$—

December 31, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$626.3	$648.2	$—	$648.2	$—
Total liabilities not accounted for at fair value	$626.3	$648.2	$—	$648.2	$—
(1) Excludes operating lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from Citadel Securities. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
24. Supplementary Financial Information

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	September 30,
	2022	2021
Cash and cash equivalents, beginning of period	$45.5	$43.8
Restricted cash	2.0	1.5
Restricted cash included in other assets (non-current)	—	—
Total cash, cash equivalents and restricted cash	$47.5	$45.3

Cash and cash equivalents, end of period	$25.8	$55.5
Restricted cash	0.4	8.6
Restricted cash included in other assets (non-current)	1.5	—
Total cash and cash equivalents and restricted cash	$27.7	$64.1

Cash and cash equivalents classified in Assets held for sale, beginning of period	$—	$195.2
Restricted cash classified in Assets held for sale	—	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$195.4

Cash and cash equivalents classified in Assets held for sale, end of period	$—	$—
Restricted cash classified in Assets held for sale	—	—
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$—

Supplemental cash flow information:
Cash paid for interest	$38.9	$31.3
Cash paid for taxes, net of refunds	$3.8	$4.3

Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$0.9	$2.1
Issuance of preferred stock	$0.9	$19.1
Issuance of redeemable noncontrolling interest	$—	$40.9
Extinguishment of convertible note in exchange	$—	$51.8
Issuance of convertible note in exchange	$—	$(51.8)
Debt assumed in acquisitions	$—	$6.3

25. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022 (the "2021 Annual Report") and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2021 Annual Report as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: weather or project site conditions; financial condition of our customers and their access to capital; margins of projects performed during any particular period; rising interest rates and inflation; and economic, political and market conditions on a regional, national or global scale.

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

During the nine months ended September 30, 2022, the effects of COVID-19 and the related actions undertaken in the U.S. to attempt to control its spread, specifically impacted certain of our segments as follows:

Infrastructure

DBMG was not materially impacted by COVID-19 and did not incur any COVID-19 related costs during the nine months ended September 30, 2022. DBMG continues to perform work on jobs contracted during the last twelve to twenty-four months that had lower point of sale margins to maintain shop capacity and utilization but continues to see an increase in point of sale margins on newer contracted work.

Life Sciences

R2 Technologies' supplier has encountered difficulties obtaining certain materials to manufacture its Glacial Spa and Glacial Rx devices due to supply chain constraints and has experienced longer lead times purchasing materials and obtaining inventory. Additionally, international sales in Greater China have been impacted as a result of government-mandated lockdowns in certain cities, which has resulted in delays in purchase orders by our partners in China.

Spectrum

Spectrum was not materially impacted by COVID-19 during the nine months ended September 30, 2022.

Network Business

The Network business, which is owned by our Spectrum segment, has continued to be impacted by decreasing advertising revenues as a result of a decreased footprint, declining ratings, and increased operating costs. As such, the Company plans to wind down Network in the fourth quarter of 2022.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue
Infrastructure	$412.7	$383.0	$29.7	$1,197.0	$776.3	$420.7
Life Sciences	1.2	1.6	(0.4)	3.0	2.8	0.2
Spectrum	9.1	10.2	(1.1)	28.0	31.3	(3.3)
Total revenue	$423.0	$394.8	$28.2	$1,228.0	$810.4	$417.6

Income (loss) from operations
Infrastructure	$18.5	$12.6	$5.9	$42.2	$17.0	$25.2
Life Sciences	(5.5)	(4.9)	(0.6)	(15.7)	(14.2)	(1.5)
Spectrum	(0.6)	(1.2)	0.6	(4.1)	(1.0)	(3.1)
Other	(0.3)	(1.0)	0.7	(0.4)	(1.6)	1.2
Non-operating Corporate	(5.5)	(4.4)	(1.1)	(15.1)	(17.7)	2.6
Total income (loss) from operations	$6.6	$1.1	$5.5	$6.9	$(17.5)	$24.4

Interest expense	(13.3)	(12.8)	(0.5)	(38.4)	(46.6)	8.2
Loss on early extinguishment or restructuring of debt	—	(0.1)	0.1	—	(12.5)	12.5
Loss from equity investees	(1.1)	(2.9)	1.8	(2.1)	(4.8)	2.7
Other (expense) income, net	(0.9)	0.6	(1.5)	0.5	4.4	(3.9)
Loss from continuing operations before income taxes	$(8.7)	$(14.1)	$5.4	$(33.1)	$(77.0)	$43.9
Income tax benefit (expense)	2.0	(0.1)	2.1	(1.6)	(3.8)	2.2
Loss from continuing operations	$(6.7)	$(14.2)	$7.5	$(34.7)	$(80.8)	$46.1
Loss from discontinued operations (including net loss on disposal of $200.3 million and $159.9 million for the three and nine months ended September 30, 2021, respectively)	—	(200.3)	200.3	—	(149.9)	149.9
Net loss	$(6.7)	$(214.5)	$207.8	$(34.7)	$(230.7)	$196.0
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	1.3	2.6	(1.3)	4.5	7.9	(3.4)
Net loss attributable to INNOVATE Corp.	$(5.4)	$(211.9)	$206.5	$(30.2)	$(222.8)	$192.6
Less: Preferred dividends and deemed dividends from conversions	1.2	1.1	0.1	3.6	1.7	1.9
Net loss attributable to common stock and participating preferred stockholders	$(6.6)	$(213.0)	$206.4	$(33.8)	$(224.5)	$190.7

Revenue: Revenue for the three months ended September 30, 2022 increased $28.2 million to $423.0 million from $394.8 million for the three months ended September 30, 2021. The increase in revenue was primarily due to the Infrastructure segment, which had increased market demand along with larger projects entering the market.

Revenue for the nine months ended September 30, 2022 increased $417.6 million to $1,228.0 million from $810.4 million for the nine months ended September 30, 2021. The increase in revenue was primarily due to the Infrastructure segment, which acquired Banker Steel on May 27, 2021, and also had increased market demand along with larger projects entering the market.

Income (loss) from operations: Income from operations for three months ended September 30, 2022 increased $5.5 million to $6.6 million from $1.1 million for the three months ended September 30, 2021. The increase in income from operations was primarily attributable to the Infrastructure segment due to an increase at Banker Steel and increased profit at the fabrication and erection business from larger jobs with increased profits in the current year. The increase in income from operations was partially offset by the Non-operating Corporate segment as a result of a severance accrual in the current period related to the Company's former Chief Legal Officer.

Income from operations for the nine months ended September 30, 2022 increased $24.4 million to income of $6.9 million from a loss of $17.5 million for the nine months ended September 30, 2021. The increase in income from operations was primarily attributable to the Infrastructure segment as a result of the contribution from Banker Steel, which was acquired on May 27, 2021 and increases at DBMG's commercial structural steel fabrication and erection business supported by timing of project work under execution and changes in backlog mix. The increase in income from operations was also attributable to the Non-operating Corporate segment, primarily as a result of decreases in legal, and proxy-related expenses. The increases in income from operations were partially offset by the Spectrum segment as a result of decreased advertising revenues at the Azteca network due to a decreased footprint and declines in paid programming, an increase in expenses at the Azteca network as a result of higher support fees and license royalty expense incurred under the program license agreement ("PLA"), which started in the first quarter of 2022, as well as a decrease in gains from FCC reimbursements.

Interest expense: Interest expense for the three months ended September 30, 2022 increased $0.5 million to $13.3 million from $12.8 million for the three months ended September 30, 2021. The increase was primarily driven by increased outstanding principal balances at Infrastructure over the comparable period.

Interest expense for the nine months ended September 30, 2022 decreased $8.2 million to $38.4 million from $46.6 million for the nine months ended September 30, 2021. The decrease was primarily attributable to Non-Operating Corporate's refinancing of the 2021 Senior Secured Notes in the first quarter of 2021, which decreased the average cost of capital and the total principal outstanding, partially offset by an increase in interest expense at our Infrastructure segment, driven by increased outstanding principal balances.

Loss on early extinguishment or restructuring of debt: Loss on early extinguishment or restructuring of debt was $0.1 million and $12.5 million for the three and nine months ended September 30, 2021, respectively. There was no comparable expense in the current period. The expense in the comparable period was driven by the write-off of deferred financing costs and original issuance discount in connection with the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021, as well as the refinancing of Infrastructure debt in conjunction with the Banker Steel acquisition in the second quarter of 2021.

Loss from equity investees: Loss from equity investees for the three months ended September 30, 2022 decreased $1.8 million to $1.1 million from $2.9 million for the three months ended September 30, 2021. The decrease in loss from equity investees was driven primarily by the equity investment in HMN Technologies Co., Ltd. ("HMN"), as it produced higher income than in the comparable period, which is generally attributable to the timing of project work. This was partially offset by higher equity method losses recorded from our equity investment in MediBeacon, which had an increase in expenses as the investment commenced its US Pivotal Study of the Transdermal Glomerular Filtration Rate ("TGFR") in the second quarter of 2022 to study the viability of real-time, direct monitoring of kidney function.

Loss from equity investees for the nine months ended September 30, 2022 decreased $2.7 million to $2.1 million from $4.8 million for the nine months ended September 30, 2021. The decrease in the loss from equity investees was driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work, as well as higher equity method income recorded from our investment in Triple Ring. This was partially offset by higher equity method losses recorded from our equity investment in MediBeacon, which had an increase in expenses as the investment commenced its US Pivotal Study of the TGFR in the second quarter of 2022 to study the viability of real-time, direct monitoring of kidney function.

Other (expense) income, net: Other (expense) income, net for the three months ended September 30, 2022 decreased $1.5 million to a loss of $0.9 million from income of $0.6 million for the three months ended September 30, 2021. The decrease in other income was primarily attributable to a tax sharing arrangement and consolidation on the 2021 tax return, resulting in a deemed distribution loss of $1.7 million related to a former subsidiary, CGIC. Refer to Note 10. Dispositions, Deconsolidations and Discontinued Operations in the Condensed Consolidated Financial Statements for additional information. This was partially offset by a fair value adjustment in the current period for an investment at our Life Sciences segment, as well as an increase in foreign currency transaction gains from our Infrastructure segment.

Other income, net for the nine months ended September 30, 2022 decreased $3.9 million to $0.5 million from $4.4 million for the nine months ended September 30, 2021. The decrease in other income was primarily attributable to a tax sharing arrangement and consolidation on the 2021 tax return, resulting in a deemed distribution loss of $1.7 million related to a former subsidiary, CGIC. Refer to Note 10. Dispositions, Deconsolidations and Discontinued Operations in the Condensed Consolidated Financial Statements for additional information. Additionally contributing to the decrease was the Non-operating Corporate segment, driven by the unrepeated gains on litigation settlement and embedded derivatives recorded in the comparable period, as well as the Infrastructure segment, driven by a litigation settlement paid in the current period. This was partially offset by a fair value adjustment in the current period for our investment at our Life Sciences segment, as well as an increase in foreign currency translation gains at the Infrastructure segment.

Income tax benefit (expense): Income tax benefit (expense) for the three months ended September 30, 2022 decreased $2.1 million to a benefit of $2.0 million from an expense of $0.1 million for the three months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022 decreased $2.2 million to $1.6 million from $3.8 million for the nine months ended September 30, 2021. The decrease was primarily driven by the net tax savings of $2.9 million from the CGIC consolidation in the 2021 tax return, resulting in a partial release of the valuation allowance. Refer to Note 10. Dispositions, Deconsolidations and Discontinued Operations in the Condensed Consolidated Financial Statements for additional information. This was partially offset by income tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs; (iii) asset impairment expense; (iv) accretion of asset retirement obligations; and (v) FCC reimbursements. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in millions).

Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue	$412.7	$383.0	$29.7	$1,197.0	$776.3	$420.7

Cost of revenue	358.7	334.4	24.3	1,052.4	674.1	378.3
Selling, general and administrative	30.2	28.5	1.7	87.1	72.0	15.1
Depreciation and amortization	5.3	7.4	(2.1)	15.9	13.1	2.8
Other operating loss (income)	—	0.1	(0.1)	(0.6)	0.1	(0.7)
Income from operations	$18.5	$12.6	$5.9	$42.2	$17.0	$25.2

Revenue: Revenue from our Infrastructure segment for the three months ended September 30, 2022 increased $29.7 million to $412.7 million from $383.0 million for the three months ended September 30, 2021. The increase was primarily driven by an increase at Banker Steel and DBMG's commercial structural steel fabrication and erection business. This was partially offset by decreases at the industrial maintenance and repair, and construction modeling and detailing businesses due to the completion of unrepeated, large projects in 2021 and early 2022.

Revenue for the nine months ended September 30, 2022 increased $420.7 million to $1,197.0 million from $776.3 million for the nine months ended September 30, 2021. The increase was primarily driven by DBMG's acquisition of Banker Steel, which was acquired on May 27, 2021. The increase was also attributable to increases at DBMG's commercial structural steel fabrication and erection business supported by timing of project work under execution and changes in backlog mix. This was partially offset by decreases at the industrial maintenance and repair, and construction modeling and detailing businesses due to the completion of projects in 2021.

Cost of revenue: Cost of revenue from our Infrastructure segment for the three months ended September 30, 2022 increased $24.3 million to $358.7 million from $334.4 million for the three months ended September 30, 2021. The increase was primarily driven by Banker Steel and DBMG's commercial structural steel fabrication and erection business due to larger projects. This was partially offset by decreases at the industrial maintenance and repair, and construction modeling and detailing businesses due to the completion of unrepeated large projects in 2021 and early 2022.

Cost of revenue for the nine months ended September 30, 2022 increased $378.3 million to $1,052.4 million from $674.1 million for the nine months ended September 30, 2021. The increase was primarily driven by DBMG’s acquisition of Banker Steel, which was acquired on May 27, 2021 and DBMG's commercial structural steel fabrication and erection business due to larger projects. This was partially offset by decreases at the industrial maintenance and repair, and construction modeling and detailing businesses due to the completion of unrepeated large projects in 2021.

Selling, general and administrative: Selling, general and administrative expense from our Infrastructure segment for the three months ended September 30, 2022 increased $1.7 million to $30.2 million from $28.5 million for the three months ended September 30, 2021. The increase was primarily driven by an increase in salaries and wage expenses, travel costs, and professional fees, which was partially offset by a decrease in acquisition and integration costs related to Banker Steel.

Selling, general and administrative expense for the nine months ended September 30, 2022 increased $15.1 million to $87.1 million from $72.0 million for the nine months ended September 30, 2021. The increase was primarily driven by the acquisition of Banker Steel, which was acquired on May 27, 2021, as well as increases in salaries and wage expenses, professional fees, and travel costs, which was partially offset by a decrease in acquisition and integration costs related to Banker Steel.

Depreciation and amortization: Depreciation and amortization from our Infrastructure segment for the three months ended September 30, 2022 decreased $2.1 million to $5.3 million from $7.4 million for the three months ended September 30, 2021. The decrease was primarily driven by runoff of depreciation expense related to assets acquired in the 2021 Banker Steel transaction.

Depreciation and amortization for the nine months ended September 30, 2022 increased $2.8 million to $15.9 million from $13.1 million for the nine months ended September 30, 2021. The increase was largely due to the additional amortization and depreciation of assets obtained in the acquisition of Banker Steel in May 2021.

Other operating loss (income): Other operating income from our Infrastructure segment for the nine months ended September 30, 2022 increased $0.7 million to income of $0.6 million from a loss of $0.1 million for the nine months ended September 30, 2021. The increase in other operating income was primarily driven by a gain on disposal of an asset in the current period.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue	$1.2	$1.6	$(0.4)	$3.0	$2.8	$0.2

Cost of revenue	1.0	0.9	0.1	2.5	1.5	1.0
Selling, general and administrative	5.6	5.6	—	16.0	15.4	0.6
Depreciation and amortization	0.1	—	0.1	0.2	0.1	0.1
Loss from operations	$(5.5)	$(4.9)	$(0.6)	$(15.7)	$(14.2)	$(1.5)

Revenue: Revenue from our Life Sciences segment for the three months ended September 30, 2022 decreased $0.4 million to $1.2 million from $1.6 million for the three months ended September 30, 2021. The decrease in revenue was attributable to R2, driven by a decrease in Glacial Rx system sales in the U.S., which was partially offset by additional revenues from the launch of the Glacial Spa systems and consumables outside the U.S. at the end of 2021.

Revenue for the nine months ended September 30, 2022 increased $0.2 million to $3.0 million from $2.8 million for the nine months ended September 30, 2021. The increase in revenue was attributable to R2, which was driven by additional revenues from the launch of Glacial Spa systems and consumables outside the U.S. at the end of 2021, which was partially offset by a decrease in Glacial Rx system and consumable sales within the U.S.

Cost of revenue: Cost of revenue from our Life Sciences segment for the three months ended September 30, 2022 increased $0.1 million to $1.0 million from $0.9 million for the three months ended September 30, 2021. Cost of revenue for the nine months ended September 30, 2022 increased $1.0 million to $2.5 million from $1.5 million for the nine months ended September 30, 2021. The increase in cost of revenue was attributable to a change in product mix at R2.

Selling, general and administrative: Selling, general and administrative expenses for the nine months ended September 30, 2022 increased $0.6 million to $16.0 million from $15.4 million for the nine months ended September 30, 2021. The increase was driven by compensation-related growth in the current period, increased clinical expenses due to additional staffing needs and increased clinical studies, and other general staffing increases across the organization as the Company continues commercialization, partially offset by a decrease in R&D.

Spectrum Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Revenue	$9.1	$10.2	$(1.1)	$28.0	$31.3	$(3.3)

Cost of revenue	4.9	4.4	0.5	14.6	12.8	1.8
Selling, general and administrative	4.0	4.9	(0.9)	11.8	14.3	(2.5)
Depreciation and amortization	1.4	1.4	—	4.4	4.3	0.1
Other operating (income) loss	(0.6)	0.7	(1.3)	1.3	0.9	0.4
Loss from operations	$(0.6)	$(1.2)	$0.6	$(4.1)	$(1.0)	$(3.1)

Revenue: Revenue from our Spectrum segment for the three months ended September 30, 2022 decreased $1.1 million to $9.1 million from $10.2 million for the three months ended September 30, 2021. The decrease was primarily driven by a decrease in advertising revenues at the Azteca network due to a decreased footprint and declines in paid programming.

Revenue from our Spectrum segment for the nine months ended September 30, 2022 decreased $3.3 million to $28.0 million from $31.3 million for the nine months ended September 30, 2021. The decrease was primarily driven by a decrease in advertising revenues at the Azteca network due to a decreased footprint and declines in paid programming. This was partially offset by an increase in station revenues as they launched new customers and increased the number of operating stations.

Cost of revenue: Cost of revenue for our Spectrum segment for the three months ended September 30, 2022 increased $0.5 million to $4.9 million from $4.4 million for the three months ended September 30, 2021. Cost of revenue for the nine months ended September 30, 2022 increased $1.8 million to $14.6 million from $12.8 million for the nine months ended September 30, 2021. The overall increases were primarily due to costs related to a higher station count and an increase in expenses at the Azteca network as a result of higher support fees and license royalty expense paid to Azteca International Corporation, which started in the first quarter of 2022.

Selling, general and administrative: Selling, general and administrative expense from our Spectrum segment for the three months ended September 30, 2022 decreased $0.9 million to $4.0 million from $4.9 million for the three months ended September 30, 2021. The decrease was primarily driven by a decrease in salaries and benefit expenses and a decrease in legal expenses.

Selling, general and administrative expense for the nine months ended September 30, 2022 decreased $2.5 million to $11.8 million from $14.3 million for the nine months ended September 30, 2021. The decrease was primarily driven by severance expense incurred in the comparable period, a decrease in salaries and benefit expenses and a decrease in legal expenses. This was partially offset by an increase in bad debt expense.

Other operating (income) loss: Other operating income from our Spectrum segment for the three months ended September 30, 2022 increased $1.3 million to other operating income of $0.6 million from other operating expense of $0.7 million for the three months ended September 30, 2021. The increase in income was primarily related to FCC reimbursements received in the current period, as well as fewer asset impairments in the current period.

Other operating loss for the nine months ended September 30, 2022 increased $0.4 million to $1.3 million from $0.9 million for the nine months ended September 30, 2021. The increase in loss was primarily related to a decrease in FCC reimbursements, which was partially offset by fewer asset impairments in the current period.

Non-operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Selling, general and administrative	$5.5	$4.3	$1.2	$15.0	$17.6	$(2.6)
Depreciation and amortization	—	0.1	(0.1)	0.1	0.1	—
Loss from operations	$(5.5)	$(4.4)	$(1.1)	$(15.1)	$(17.7)	$2.6

Selling, general and administrative: Selling, general and administrative expenses from our Non-operating Corporate segment for the three months ended September 30, 2022 increased $1.2 million to $5.5 million from $4.3 million for the three months ended September 30, 2021. The increase was driven by severance related to the Company's former Chief Legal Officer accrued in the current period, as well as an increase in legal expenses. This was partially offset by a decrease in non-recurring and acquisition expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2022 decreased $2.6 million to $15.0 million from $17.6 million for the nine months ended September 30, 2021. The decrease was driven by a decrease in legal, disposition and acquisition expense, as well as settlement expense for the Company's former CEO accrued in the prior period. This was partially offset by an increase in severance related to the Company's former Chief Legal Officer, increases in professional fees, and compensation-related expenses.

(Loss) Income from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Life Sciences	$(2.5)	$(2.3)	$(0.2)	$(5.8)	$(5.5)	$(0.3)
Other	1.4	(0.6)	2.0	3.7	0.7	3.0
(Loss) from equity investees	$(1.1)	$(2.9)	$1.8	$(2.1)	$(4.8)	$2.7

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended September 30, 2022 increased $0.2 million to $2.5 million from $2.3 million for the three months ended September 30, 2021. The increase in loss was primarily due to higher equity method losses recorded from our equity investment in MediBeacon, which had an increase in expenses due to the commencement of its US Pivotal Study of the TGFR in the second quarter of 2022 to study the viability of real-time, direct monitoring of kidney function.

Loss from equity investees for the nine months ended September 30, 2022 increased $0.3 million to $5.8 million from $5.5 million for the nine months ended September 30, 2021. The increase in loss was primarily due to higher equity method losses recorded from our equity investment in MediBeacon, which had an increase in expenses as the investment commenced its US Pivotal Study of the TGFR in the second quarter of 2022 to study the viability of real-time, direct monitoring of kidney function. This was partially offset by net higher equity method income recorded from our investment in Triple Ring.

Other: Income from equity investees within our Other segment for the three months ended September 30, 2022 increased $2.0 million to $1.4 million from a loss of $0.6 million for the three months ended September 30, 2021. Income from equity investees for the nine months ended September 30, 2022 increased $3.0 million to $3.7 million from $0.7 million for the nine months ended September 30, 2021. The increases were driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations; depreciation and amortization; Other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; loss on early extinguishment or restructuring of debt; income tax expense (benefit); noncontrolling interest; share-based compensation expense; non-recurring items; costs associated with the COVID-19 pandemic; and acquisition and disposition costs.

(in millions)	Three months ended September 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(5.4)
Less: Discontinued operations						—
Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$10.4	$(5.5)	$(1.4)	$(9.6)	$0.7	$(5.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	0.1	1.4	—	—	6.8
Depreciation and amortization (included in cost of revenue)	3.9	—	—	—	—	3.9
Other operating (income)	—	—	(0.6)	—	—	(0.6)
Interest expense	2.6	0.2	2.2	8.3	—	13.3
Other (income) expense, net	(0.6)	(0.3)	(1.1)	2.9	—	0.9
Income tax expense (benefit)	5.0	—	—	(7.0)	—	(2.0)
Noncontrolling interest	1.0	(2.2)	(0.4)	—	0.3	(1.3)
Share-based compensation expense	—	0.1	—	0.3	—	0.4
Acquisition and disposition costs	—	—	0.2	0.1	0.1	0.4
Adjusted EBITDA	$27.6	$(7.6)	$0.3	$(5.0)	$1.1	$16.4

(in millions)	Three months ended September 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(211.9)
Less: Discontinued operations						(200.3)
Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$6.9	$(5.1)	$(4.1)	$(8.0)	$(1.3)	$(11.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	7.4	—	1.4	0.1	—	8.9
Depreciation and amortization (included in cost of revenue)	3.4	—	—	—	—	3.4
Other operating loss	0.1	—	0.7	—	—	0.8
Interest expense	2.2	—	2.4	8.2	—	12.8
Other (income) expense, net	(0.3)	—	1.5	(1.8)	—	(0.6)
Loss on early extinguishment or restructuring of debt	—	—	0.1	—	—	0.1
Income tax expense (benefit)	2.9	—	—	(2.8)	—	0.1
Noncontrolling interest	0.7	(2.0)	(0.9)	—	(0.4)	(2.6)
Share-based compensation expense	—	—	0.3	0.1	—	0.4
Nonrecurring Items	(0.1)	—	—	—	—	(0.1)
COVID-19 Costs	0.4	—	—	—	—	0.4
Acquisition and disposition costs	0.8	—	0.4	0.4	0.7	2.3
Adjusted EBITDA	$24.4	$(7.1)	$1.8	$(3.8)	$(1.0)	$14.3

Infrastructure: Net income from our Infrastructure segment for the three months ended September 30, 2022 increased $3.5 million to $10.4 million from $6.9 million for the three months ended September 30, 2021. Adjusted EBITDA from our Infrastructure segment for the three months ended September 30, 2022 increased $3.2 million to $27.6 million from $24.4 million for the three months ended September 30, 2021. The increase in Adjusted EBITDA can be attributed to an increased contribution from the fabrication and erection business and Banker Steel. The increase was partially offset by increases in salaries and wages, travel costs, and professional fees, as well as lower contributions from the industrial maintenance and repair, and construction modeling and detailing businesses.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2022 increased $0.4 million to $5.5 million from $5.1 million for the three months ended September 30, 2021. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2022 increased $0.5 million to $7.6 million from $7.1 million for the three months ended September 30, 2021. The increase in Adjusted EBITDA loss was primarily driven by a decrease in gross margin at R2 due to change in product mix and an increase in equity method losses recorded for Pansend's investment in MediBeacon.

Spectrum: Net loss from our Spectrum segment for the three months ended September 30, 2022 decreased $2.7 million to $1.4 million from $4.1 million for the three months ended September 30, 2021. Adjusted EBITDA from our Spectrum segment for the three months ended September 30, 2022 decreased $1.5 million to $0.3 million from $1.8 million for the three months ended September 30, 2021. The overall decrease in Adjusted EBITDA was primarily driven by the decrease in advertising revenue at the Azteca network driven by a decreased footprint, declines in paid programming, as well as an increase in expenses at the Azteca network as a result of higher support fees and licensing royalty expense incurred under the PLA, which started in the first quarter of 2022, and an increase in station costs as a result of new station builds. This was partially offset by decrease in legal expenses, commissions and salaries and benefit expenses.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended September 30, 2022 increased $1.6 million to $9.6 million from $8.0 million for the three months ended September 30, 2021. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended September 30, 2022 increased $1.2 million to $5.0 million from $3.8 million for the three months ended September 30, 2021. The increase in Adjusted EBITDA loss was driven by severance related to the Company's former Chief Legal Officer accrued in the current period, as well as increased legal expenses.

Other and Eliminations: Net income from our Other and Eliminations segment for the three months ended September 30, 2022 increased $2.0 million to $0.7 million from a loss of $1.3 million for the three months ended September 30, 2021. Adjusted EBITDA from our Other segment for the three months ended September 30, 2022 increased $2.1 million to $1.1 million from a loss of $1.0 million for the three months ended September 30, 2021. The improvement in Adjusted EBITDA for our Other and Eliminations segment was primarily driven by the equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work.

(in millions)	Nine months ended September 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(30.2)
Less: Discontinued operations						—
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$23.3	$(14.9)	$(10.5)	$(30.4)	$2.3	$(30.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	15.9	0.2	4.4	0.1	—	20.6
Depreciation and amortization (included in cost of revenue)	11.2	—	—	—	—	11.2
Other operating (income) loss	(0.6)	—	1.3	—	—	0.7
Interest expense	7.0	0.2	6.1	25.1	—	38.4
Other (income) expense, net	(1.9)	(0.4)	1.8	—	—	(0.5)
Income tax expense (benefit)	11.4	—	—	(9.8)	—	1.6
Noncontrolling interest	2.3	(6.3)	(1.5)	—	1.0	(4.5)
Share-based compensation expense	—	0.3	—	1.4	—	1.7
Nonrecurring items	0.1	—	—	—	—	0.1
Acquisition and disposition costs	0.3	—	0.4	0.6	(0.4)	0.9
Adjusted EBITDA	$69.0	$(20.9)	$2.0	$(13.0)	$2.9	$40.0

(in millions)	Nine months ended September 30, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net (loss) attributable to INNOVATE Corp.						$(222.8)
Less: Discontinued operations						(149.9)
Net Income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$8.3	$(13.6)	$(9.6)	$(58.0)	$—	$(72.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	13.1	0.1	4.3	0.1	—	17.6
Depreciation and amortization (included in cost of revenue)	8.4	—	—	—	—	8.4
Other operating loss	0.1	—	0.9	—	—	1.0
Interest expense	6.3	—	7.1	33.2	—	46.6
Other (income) expense, net	(4.2)	—	2.3	(2.5)	—	(4.4)
Loss on early extinguishment or restructuring of debt	1.5	—	1.0	10.0	—	12.5
Income tax expense (benefit)	4.1	—	—	(0.3)	—	3.8
Noncontrolling interest	0.9	(6.0)	(1.9)	—	(0.9)	(7.9)
Share-based compensation expense	—	0.1	0.6	1.0	—	1.7
Nonrecurring items	0.3	—	—	0.5	—	0.8
COVID-19 costs	8.3	—	—	—	—	8.3
Acquisition and disposition costs	2.5	—	0.6	2.5	0.7	6.3
Adjusted EBITDA	$49.6	$(19.4)	$5.3	$(13.5)	$(0.2)	$21.8

Infrastructure: Net income from our Infrastructure segment for the nine months ended September 30, 2022 increased $15.0 million to $23.3 million from $8.3 million for the nine months ended September 30, 2021. Adjusted EBITDA from our Infrastructure segment for the nine months ended September 30, 2022 increased $19.4 million to $69.0 million from $49.6 million for the nine months ended September 30, 2021. The increase in Adjusted EBITDA can be attributed to the contribution of Banker Steel and increased contribution at the fabrication and erection business as a result of larger jobs with increased profits in the current year. The increase was partially offset by an increase in general and administrative expenses due to the acquisition of Banker Steel, increases in salaries and wages, travel costs and professional fees, as well as lower contribution from the industrial maintenance and repair, and construction modeling and detailing businesses.

Life Sciences: Net loss from our Life Sciences segment for the nine months ended September 30, 2022 increased $1.3 million to $14.9 million from $13.6 million for the nine months ended September 30, 2021. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2022 increased $1.5 million to $20.9 million from $19.4 million for the nine months ended September 30, 2021. The increase in Adjusted EBITDA loss was primarily driven by the increase in equity method losses recorded for Pansend's investment in MediBeacon, a decrease in gross margin at R2 due to a change in product mix along with an increase in general and administrative expenses at R2 driven by a severance accrual in the current period, increased clinical expenses due to additional staffing needs and increased clinical studies, and other general staffing increases across the organization as the company continues commercialization, partially offset by a decrease in R&D. This was partially offset by an increase in equity method income recorded for Pansend's investment in Triple Ring.

Spectrum: Net loss from our Spectrum segment for the nine months ended September 30, 2022 increased $0.9 million to $10.5 million from $9.6 million for the nine months ended September 30, 2021. Adjusted EBITDA from our Spectrum segment for the nine months ended September 30, 2022 decreased $3.3 million to $2.0 million from $5.3 million for the nine months ended September 30, 2021. The overall decrease in Adjusted EBITDA was primarily driven by the decrease in revenue at the Azteca network driven by a decreased footprint and a decline in paid programming, as well as an increase in expenses at the Azteca network as a result of higher support fees and license royalty expense incurred under the PLA, which started in the first quarter of 2022, an increase in station costs as a result of new station builds. This was partially offset by unrepeated severance costs in the comparable period and decreased salary and benefit expenses, as well as higher station revenues as the station group launched new customers and grew the number of its operating stations.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the nine months ended September 30, 2022 decreased $27.6 million to $30.4 million from $58.0 million for the nine months ended September 30, 2021. Adjusted EBITDA loss from our Non-operating Corporate segment for the nine months ended September 30, 2022 decreased $0.5 million to $13.0 million from $13.5 million for the nine months ended September 30, 2021. The decrease in Adjusted EBITDA loss was driven by a decrease in legal expenses, as well as the settlement expense for the Company's former CEO accrued in the prior period. This was partially offset by increased professional fees, additional severance expense in the current period related to the former Chief Legal Officer, and other compensation related items.

Other and Eliminations: Net income from our Other and Eliminations segment for the nine months ended September 30, 2022 increased $2.3 million to $2.3 million from zero for the nine months ended September 30, 2021. Adjusted EBITDA from our Other segment for the nine months ended September 30, 2022 increased $3.1 million to $2.9 million from a loss of $0.2 million for the nine months ended September 30, 2021. The improvement in Adjusted EBITDA for our Other and Eliminations segment was primarily driven by our equity investment in HMN, as it produced higher income than in the comparable period, which is generally attributable to the timing of project work.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase / (Decrease)	2022	2021	Increase / (Decrease)
Infrastructure	$27.6	$24.4	$3.2	$69.0	$49.6	$19.4
Life Sciences	(7.6)	(7.1)	(0.5)	(20.9)	(19.4)	(1.5)
Spectrum	0.3	1.8	(1.5)	2.0	5.3	(3.3)
Non-Operating Corporate	(5.0)	(3.8)	(1.2)	(13.0)	(13.5)	0.5
Other and Eliminations	1.1	(1.0)	2.1	2.9	(0.2)	3.1
Adjusted EBITDA	$16.4	$14.3	$2.1	$40.0	$21.8	$18.2

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

Infrastructure Segment

As of September 30, 2022, DBMG's backlog was $1,916.5 million, consisting of $1,416.8 million under contracts or purchase orders and $499.7 million under letters of intent or notices to proceed. Approximately $953.0 million, representing 49.7% of DBMG’s backlog as of September 30, 2022, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $13.4 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes and Revolving Credit Agreement, dividend payments on its Preferred Stock and recurring operational expenses.

As of September 30, 2022, the Company had $25.8 million of cash and cash equivalents, excluding restricted cash, compared to $45.5 million as of December 31, 2021. On a stand-alone basis, as of September 30, 2022, the Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $5.1 million compared to $22.0 million at December 31, 2021.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, over-the-air ("OTA") broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of September 30, 2022, the Company had $711.5 million of principal indebtedness on a consolidated basis compared to $630.8 million as of December 31, 2021, an increase of $80.7 million, which was primarily due to a $77.3 million increase in DBMG's Line of Credit to fund working capital requirements, offset in part by recurring principal payments on outstanding debt and repayment of certain instruments.

On a stand-alone basis, as of September 30, 2022 and December 31, 2021, the Non-Operating Corporate segment had indebtedness of $401.8 million and $390.0 million, respectively, an increase of $11.8 million, driven by an increase in the Revolving Credit Agreement of $15.0 million, partially offset by the $3.2 million repayment of the 2022 Convertible Note upon maturity. The Non-Operating Corporate segment's stand-alone indebtedness consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, and $20.0 million aggregate principal amount drawn on its Revolving Credit Agreement. The Non-Operating Corporate segment is required to make semi-annual interest payments on its 2026 Senior Secured Notes and 2026 Convertible Notes and quarterly and monthly interest payments on its Revolving Credit Agreement.

INNOVATE received $5.0 million in tax sharing from its Infrastructure segment during the three months ended September 30, 2022. INNOVATE received $13.7 million and $7.6 million in dividends and tax sharing from its Infrastructure segment during the nine months ended September 30, 2022, respectively.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of available cash and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute the holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

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

DBMG’s off-balance sheet arrangements as of September 30, 2022 included letters of credit of $2.6 million under credit and security agreements and performance bonds of $1,057.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

COVID-19 Expenditures

We have historically seen significant cost increases, primarily at our Infrastructure segment, driven by expenses associated with maintaining a safe work environment and while executing on its projects. During the nine months ended September 30, 2021, $8.3 million of COVID-19 costs were incurred. Although the COVID-19 pandemic did not have a material impact on INNOVATE’s liquidity for the nine months ended September 30, 2022, management believes the continuation of the pandemic and its related effect on the U.S. and global economies could introduce added pressure on the Company’s liquidity position and financial performance. Our sources of liquidity are primarily from the dividends and tax sharing agreement with DBMG, cash proceeds from completed and anticipated monetization’s and other arrangements.

Capital Expenditures

Capital expenditures for the periods ended September 30, 2022 and 2021 are set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Infrastructure	$6.9	$6.1	$13.5	$11.6
Life Sciences	0.2	—	0.3	0.5
Spectrum	0.4	0.9	2.5	2.9
Total	$7.5	$7.0	$16.3	$15.0

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

Infrastructure

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement. On August 2, 2022, DBMG negotiated and finalized an amendment to its UMB Revolving Line which included a retrospective change to the terms of the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things.

Life Sciences and Spectrum

As of September 30, 2022, our Life Sciences and Spectrum segments have principal outstanding debt of $10.0 million and $52.2 million, respectively, which will mature in the fourth quarter of 2022. The Company is currently in negotiations to refinance the debt at Spectrum and Life Sciences and intends to satisfy the loan with a debt or equity event. However, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all.

See Note 14. Debt Obligations to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding the Company's indebtedness.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of September 30, 2022, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of September 30, 2022, the Company was in compliance with this covenant.

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

Summary of Consolidated Cash Flows

The below table summarizes the cash provided or used in our activities and the amount of the respective changes between the periods (in millions):

	Nine Months Ended September 30,		Increase / (Decrease)
	2022	2021
Cash used in continuing operating activities	$(72.2)	$(48.1)	$(24.1)
Cash provided by discontinued operating activities	—	33.5	(33.5)
Cash used in operating activities	(72.2)	(14.6)	(57.6)

Cash (used in) provided by continuing investing activities	(18.3)	6.4	(24.7)
Cash used in discontinued investing activities	—	(221.3)	221.3
Cash used in investing activities	(18.3)	(214.9)	196.6

Cash provided by continuing financing activities	73.2	62.2	11.0
Cash used in discontinued financing activities	—	(7.6)	7.6
Cash provided by financing activities	73.2	54.6	18.6

Effect of exchange rate changes on cash and cash equivalents	(2.5)	(1.7)	(0.8)
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	$(19.8)	$(176.6)	$156.8
Less: Net decrease in cash and cash equivalents from discontinued operations	—	(195.4)	195.4
Net change in cash, cash equivalents and restricted cash	$(19.8)	$18.8	$(38.6)

Operating Activities

Cash used in continuing operating activities was $72.2 million for the nine months ended September 30, 2022, as compared to $48.1 million for the nine months ended September 30, 2021. The $24.1 million increase in cash used from operating activities was primarily due to an increase in working capital at Infrastructure as a result of increased activity as a result of the acquisition of Banker Steel at the end of May 2021, increases in the commercial structural steel fabrication and erection business, and larger backlog combined with the timing of receipt of receivables. This was partially offset by a decrease in net loss from improved operations.

Investing Activities

Cash used by continuing investing activities was $18.3 million for the nine months ended September 30, 2022 as compared to cash provided by continuing investing activities of $6.4 million for the nine months ended September 30, 2021. The $24.7 million decrease in cash from investing activities was primarily due to the sale of Continental and Beyond6 in 2021 for aggregate net proceeds and dividends received of $136.5 million, unrepeated sales of non-core assets at our Spectrum segment in 2021, additional investing outlays in the current period at our Life Sciences segment to purchase an additional convertible note from MediBeacon, partially offset by the acquisition of Banker Steel for $128.5 million in the comparable period.

Financing Activities

Cash provided by continuing financing activities was $73.2 million for the nine months ended September 30, 2022 as compared to $62.2 million for the nine months ended September 30, 2021, an increase of $11.0 million. Cash provided by financing activities for the nine months ended September 30, 2022 relates primarily to our Infrastructure segment's increase on its revolving line of credit to fund working capital requirements on larger, more complex jobs, and an additional $10.0 million of short-term note financing at R2 from Lancer Capital in the current period, partially offset by principal payments on debt obligations, payments of dividends and other financing activities. Cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to the 2021 refinancing of the Infrastructure notes in conjunction with the acquisition of Banker Steel; financing activities at our Life Sciences segment related to the $10.0 million investment by Huadong into R2 in the first quarter of 2021, which was partially offset by a redemption by INNOVATE of its preferred stock of $10.4 million, transactions with noncontrolling interests, payment of dividends and other financing activities.

Discontinued Operations

Cash from discontinued operations was zero for the nine months ended September 30, 2022 as compared to cash used by discontinued operations of $195.4 million for the nine months ended September 30, 2021. The $195.4 million decrease in cash used was primarily due to the 2021 sales of the Insurance segment and Beyond6, which did not have any activity in the current period.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the September 30, 2022 debt balance, DBMG anticipates that its interest payments will be approximately $2.8 million for the last remaining quarter of 2022.

DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be sufficient to fund its capital expenditures and its working capital needs. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

Discontinued Operations

We had several entities classified as discontinued operations for the nine months ended September 30, 2021. Accordingly, revenue, costs, and expenses of the discontinued operations were excluded from continuing operations. The entities reported in discontinued operations are as follows:

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

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended September 30, 2022. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2021 Annual Report.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 20. Related Parties to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

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
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, and Revolving Credit Agreement, the Certificates of Designation governing INNOVATE’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 14. Debt Obligations to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries, or businesses, including the anticipated wind-down of our Network business by our Spectrum segment, that we may make in the future and the effect of any such dispositions or sales on our results of operations;
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

•the impact of inflationary pressures;
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

Other

Our actual results or other outcomes of our Other segment may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•risks associated with our equity method investment that operates in China (i.e., HMN International Co., Ltd F/K/A Huawei Marine Systems Co. Limited, a Hong Kong holding company with a Chinese operating subsidiary), including the exercisability of New Saxon 2019 Ltd.'s put option pertaining to its 19% interest in HMN;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. See Note 17. Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Persistent inflation and economic uncertainty may negatively impact DBMG's business.

Inflation in the United States and worldwide has increased DBMG’s costs and may result in additional cost increases, including of steel and welding wire components and other inputs that are critical to the completion of DBMG’s projects, may cause additional shortages of supplies and components, may increase cost of borrowing, and may continue to reduce DBMG’s purchasing power, all of which would have a negative impact on DBMG’s results of operation. Due to competitive pressure and pressure from DBMG’s customers, DBMG may not be able to offset the impacts of inflation in the price of its products. Additionally, continued inflation and economic uncertainty may result in DBMG’s customers decreasing the scope, canceling, or delaying projects in process.

Our failure to meet the continued listing requirements of NYSE could result in a delisting of our securities, which in turn could adversely affect our financial condition and the market for our common stock.

On October 27, 2022, the Company was notified by NYSE that the average closing price of the Company’s common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). The Company has six months following receipt of the notification to regain compliance with the minimum share price requirement. If the Company does not regain compliance with the minimum share price requirement, we expect that our common stock will be delisted from NYSE. If the common stock ultimately were to be delisted from NYSE, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to sell its common stock in certain states within the United States, also potentially impacting the Company’s ability to raise financing. If the Company’s common stock is delisted from NYSE, the price paid by investors may not be recovered. As of the filing date of this Quarterly Report, the Company has not regained compliance with Section 802.01C.

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

10.1
First Amendment to Credit Agreement dated as of August 2, 2022, among DBM Global Inc. and the Other Borrowers, the Lenders, UMB Bank, as Administrative Agent and BMO Harris Bank N.A., as Syndication Agent (filed herewith).

10.2	Separation and Release Agreement by and between INNOVATE Corp. and Joseph A. Ferraro dated September 13, 2022 (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on September 16, 2022) (File No. 001-35210).

10.3	Senior Secured Promissory Note, dated as of July 13, 2022 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.4	Senior Secured Promissory Note, dated as of August 8, 2022 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

Exhibit Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iv) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNOVATE Corp.
Date:	November 2, 2022	By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)