Form 10-K
period 2022-12-31
INNOVATE Corp.
filed 2023-03-14
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of INNOVATE’s common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $84.9 million, based on the closing sale price of the Common Stock on such date.
As of March 8, 2023, 78,787,768 shares of common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference:
The registrant's definitive Proxy Statement to be to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2023 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

General

INNOVATE is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2022, our three operating platforms or reportable segments, based on management’s organization of the enterprise, are Infrastructure, Life Sciences and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

Our principal operating subsidiaries include the following assets:

(i)DBM Global Inc. ("DBMG") (Infrastructure), a family of companies providing fully integrated structural and steel construction services;
(ii)Pansend Life Sciences, LLC ("Pansend") (Life Sciences), our subsidiary focused on supporting healthcare and biotechnology product development;
(iii)HC2 Broadcasting Holdings Inc. and its subsidiaries ("Broadcasting") (Spectrum), a strategic operator of Over-The-Air ("OTA") broadcasting stations across the United States ("U.S.") including Puerto Rico; and
(iv)Other, which represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate.

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

Employees

As of December 31, 2022, we had 3,565 full-time employees and 196 part-time employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Infrastructure Segment (DBMG)

DBM Global Inc. (“DBMG”) is a fully integrated construction company offering both construction and professional services primarily through its core subsidiaries, Schuff Steel Company ("SSC"), Banker Steel (“Banker”) and GrayWolf Industrial (“GrayWolf”) to a wide variety of commercial and industrial market segments. These companies provide services to their clients including design-assist, modularization, fabrication and erection of structural steel, heavy steel plate, trusses and girders, heavy equipment installation, as well as facility services for maintenance and shutdowns. The companies enable best delivery of preconstruction, construction and operations services by, leveraging the capabilities of the DBM Vircon (“Vircon”) business, which provides construction modeling, rebar and steel detailing, industrial design, and digital engineering services. In addition, through its Aitken business ("Aitken"), DBMG manufactures pressure vessels, strainers, filters, separators and a variety of customized products.

DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, hospital and medical offices, data centers, renewables, chemical, pulp and paper mills, manufacturing facilities, bridges, mines, metal processing and power plants.

Headquartered in Phoenix, Arizona, DBMG has domestic operations in Alabama, Arizona, California, Florida, Georgia, Kansas, Kentucky, New Jersey, New York, Oregon, South Carolina, Texas, Utah, Virginia, and Washington with construction projects primarily located in the aforementioned states. In addition, DBMG has international operations in Australia, Canada, India, New Zealand, the Philippines, Thailand, and the United Kingdom.

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

•Expand and Diversify Revenue Base: DBMG is seeking to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts, original equipment manufacturers, industrial owners, and other customers. DBMG also intends to continue to grow its operations by targeting projects that carry higher margins and less risk of large margin fluctuations. DBMG believes that continuing to diversify its revenue base by completing projects - such as low-rise office buildings, healthcare facilities and other commercial and industrial structures - could reduce the impact of periodic adverse market or economic conditions, as well as the margin slippage that may accompany larger projects;

•Emphasize Innovative Services: DBMG focuses its BIM modeling, digital engineering, design-build, engineering, detailing, fabrication, erection, and construction expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex BIM modeling, detailing, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications, piping, machinery rigging and setting, deep foundations, and specialty welding. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums, uniquely designed hotels and casinos, pulp and paper mills, chemical plants, and other industrial and manufacturing facilities;

•Diversify Customer and Product Base: Although DBMG seeks to achieve a leading share of the geographic and product markets in which it traditionally competes, it also seeks to diversify its product offerings and geographic markets through acquisition. By expanding the portfolio of products offered and geographic markets served, DBMG believes that it will be able to offer more value-added services to existing and new potential customers, as well as to reduce the impact of periodic adverse market or economic conditions; and

•Ensure Project Delivery Success through Predictive Technologies: DBMG uses resources including data analytics, modeling and detailing, laser scan to BIM, and augmented and virtual reality to provide fully integrated solutions for a project’s lifecycle from design through to fabrication and construction, as well as providing mechanical and facility services. DBMG is thus able to deliver optimal value and reliable outcomes that are on schedule and on budget across a wide variety of services and geographic regions.

Services and Customers

DBMG consists of five business units spread across diverse markets: Schuff Steel Company ("SSC") (steel fabrication and erection), Banker Steel (steel fabrication and erection), DBM Vircon (steel detailing, rebar detailing, bridge detailing, BIM modeling services and BIM management services), the Aitken product line (manufacturing of equipment for the oil and gas industry), and GrayWolf (steel fabrication and erection, specialty facility maintenance, repair, and installation services, as well as management of smaller structural steel projects, leveraging subcontractors). For the year ended December 31, 2022, revenues were as follows (in millions):

	Revenue	% of Total Revenue
SSC	$763.2	47.9%
Banker Steel	564.1	35.4%
GrayWolf	231.4	14.5%
DBM Vircon	28.6	1.8%
Aitken	7.0	0.4%
Total	$1,594.3	100.0%

The majority of DBMG's business is in North America, but DBM Vircon provides detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2022, DBMG's two largest customers represented approximately 28.7% of revenues. In 2021, DBMG’s two largest customers represented approximately 23.4% of revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 90% - 96% and a sales pipeline that includes over $4.6 billion in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly fragmented across many small firms.

DBMG achieves a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive digital engineering, design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication, erection, and multi-discipline industrial construction capabilities combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its fifteen fabrication shops in the United States and thirty-six sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, Thailand and the UK.

DBMG operates with minimal bonding requirements, with a current balance of 53.7% of DBMG's backlog (out of a total backlog of $1,782.3 million) as of December 31, 2022, and bonding is reduced as projects are billed rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

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

•Fabrication: Through its six fabrication shops in Arizona, California, Kansas, and Utah, SSC has one of the highest fabrication capacities in the United States, with over 1.1 million square feet under roof and a maximum annual fabrication capacity of approximately 287,000 tons;

•Erection: Named the top steel erector in the United States for 2007, 2008, 2011, 2013-2020, and 2022, and the second top steel erector for 2021 by Engineering News-Record, SSC knows how to add value to its projects through the safe and efficient erection of steel structures; and

•BIM: DBMG uses BIM on every project to manage its role efficiently. Additionally, DBMG’s use of SIMS in conjunction with its BIM platform Visualizer allows for real-time reporting on a project’s progress and an information-rich model review.

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

•Fabrication: Through its five fabrication shops in Florida, New Jersey, South Carolina and Virginia, Banker Steel has maximum annual fabrication capacity of approximately 189,000 tons with over 584,000 square feet of space; typically focusing on complex, non-commoditized jobs with intensive fabrication requirements; and

•Erection: Banker offers a full suite of erection services including horizontal and vertical erection services.

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2022, DBMG, through SSC and Banker Steel, purchased approximately 60% of the total value of steel and steel components purchased from two domestic steel vendors. Refer to Item 1A - Risk Factors - "Risks Related to the Infrastructure segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

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

Employees

As of December 31, 2022, DBMG employed 3,489 full-time and 186 part-time people across the globe, including the U.S., Canada, Australia, New Zealand, India, the Philippines, Thailand, and the UK. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by various trade unions. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 22% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2022, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

Life Sciences Segment (Pansend Life Sciences, LLC)

Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56.6% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47.2% interest in MediBeacon Inc. ("MediBeacon"), and an approximately 25.8% interest in Triple Ring Technologies, Inc. ("Triple Ring").

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

In 2019, R2 closed on its Series B Preferred Stock financing round with its strategic partner, Huadong Medicine Company, Ltd., (“Huadong”). In connection with a staggered $30 million investment by Huadong, R2 entered into a distribution agreement with Huadong under which R2 granted Huadong all of R2's products in the Asia-Pacific region, and R2 is entitled to receive a share of Huadong's profits from such sales. As of December 31, 2022, R2 has received the entire $30 million investment from Huadong.

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

2.Glacial Spa – Launched in the first half of 2022 in China after receiving China Non-Medical Classification, the Glacial Spa is a cooling experience used to even skin tone, and brighten and lighten skin. The Glacial Spa system will be sold by Huadong’s existing sales force to spas and is intended to be operated by a trained aesthetician.

3.Glacial AI – Currently undergoing research and development, the Glacial AI is an autonomous, robotic cooling device focused on whole-body skin lightening and brightening.

Sales and Distribution

In North America, R2 utilizes a direct sales force to sell Glacial Rx. As of December 31, 2022, R2 had a North American sales force of 20 employees, and total full-time employees of 46 and part-time employees of 9.

In international markets, R2 sells both Glacial Rx and Glacial Spa through distributors.

Competition

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technological development and product innovations. Demand for our products could be limited by the products and technologies offered now or in the future by our competitors.

Due to less stringent regulatory requirements, there are many more aesthetic products and procedures available for use in international markets than are cleared for use in the United States. There are also fewer limitations on the claims our competitors in international markets can make about the effectiveness of their products and the manner in which they can market them. As a result, we face more competition in these markets than in the United States.

We also compete against medical technology and aesthetic companies, including those offering products and technologies unrelated to skin lightening and brightening, for physician resources and mind share. Some of our competitors have a broad range of product offerings, large direct sales forces, and long-term customer relationships, which could inhibit our market penetration efforts. Our potential customers also may need to recoup the cost of expensive products that they have already purchased from our competitors, and thus they may decide to delay or not to purchase our products.

We believe that our products compete favorably, largely based on the following competitive factors:

•Our products safely downregulate inflammation and pain, accelerate exfoliation and normalize melanin production. This is a breakthrough technology unlike any other currently available in the marketplace;
•Our products are versatile, providing customized treatment capabilities for patients of all ages and skin types making every aesthetic patient a candidate;
•Our products achieve measurable results with little to no patient discomfort and high patient satisfaction;
•Glacial Rx is FDA cleared in the United States as a complementary treatment to improve the patient experience of most other pain or inflammation inducing treatments. This allows practices to offer a highly differentiated experience to existing customers and attract new business, generating additional revenue.

Governmental Approvals

The design, development, manufacture, testing and sale of our Glacial Rx product is subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and foreign regulatory agencies.

The Glacial Rx product (also known as the Dermal Cooling System) originally received 510(k) clearance in October 2016 as a cryosurgical instrument intended for use in dermatologic procedures for the removal of benign lesions of the skin. In July 2017, the FDA cleared device modifications implemented to improve usability of the Dermal Cooling System. Subsequently in September 2020, we received FDA clearance for expansion of the Dermal Cooling System indication to include use when cooling is intended for the temporary reduction of pain, swelling, inflammation, and hematoma from minor surgical procedures. In August 2021, the Dermal Cooling System was also cleared by the FDA for use with optional dermabrasion tip accessories for general dermabrasion, scar revision, acne scar revision, and tattoo removal. Most recently, in November 2022, FDA clearance was received for expansion of the Dermal Cooling System indication to include minimize pain, inflammation, and thermal injury during laser and dermatological treatments and for temporary topical anesthetic relief of injections.

We have received regulatory approval or are otherwise free to market the Glacial Rx product in numerous international markets. Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies, including establishment registration and device listing with the FDA. We are required to adhere to applicable regulations detailed in FDA’s current Good Manufacturing Practices ("cGMP") as set forth in the Quality System Regulation, which include among other things, testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance of devices, withdrawal of marketing approvals and criminal prosecutions. We and our contract manufacturer have designed and operate our manufacturing facilities under the FDA's cGMP requirements and are subject to periodic inspection by the FDA for compliance with regulatory requirements.

Because we are a manufacturer of medical devices, we must also comply with medical device reporting requirements by reviewing and reporting to the FDA whenever there is evidence that reasonably suggests that one of our products may have caused or contributed to a death or serious injury. We must also report any incident in which our product has malfunctioned if that malfunction would likely cause or contribute to a death or serious injury if it were to recur. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Medical devices approved or cleared by the FDA may not be promoted for unapproved or uncleared uses, otherwise known as “off-label” promotion. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution.

The regulatory review process for medical devices varies from country to country, and many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. Failure to comply with applicable foreign regulatory requirements may subject a company to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, criminal prosecution, or other consequences.

The California Food & Drug Branch inspected our San Ramon facility in December 2016 and had no findings or observations. In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: EN ISO 13485:2016 Medical Devices - Quality Management Systems - Requirements for regulatory purposes and Medical Device Single Audit Program (US and Canada). In November 2022, we were audited by our Certification Body, SGS, and all certifications have been extended to cover our Dublin facility.

Sources of Raw Materials and Suppliers

We depend upon our contract manufacturer to build our products. We rely on purchase orders rather than long-term contracts with our contract manufacturer, which mitigates some risks, including price increases. However, this subjects us to other risks such as component shortages. We continue to evaluate alternative sources of supply for these components and materials.

Patents and Proprietary Technology

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2022, our patent portfolio comprised 45 issued patents and 113 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our CryoModulation technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from General Hospital Corporation, which owns and operates the Massachusetts General Hospital ("MGH") and generally relate to our core technology. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2037 or later.

We also rely on trade secrets, technical know-how, contractual arrangements, and continuing innovation to protect our intellectual property and maintain our competitive position. We have a policy to enter into confidentiality agreements with third parties, employees, and consultants. We also have a policy that our employees and consultants sign agreements requiring that they assign to us their interests in intellectual property such as patents and copyrights arising from their work for us.

Patent License Agreement

On December 8, 2014, the Company entered into a Patent License Agreement with MGH, whereby R2 may use certain licensor assets and patent rights for the commercial development, manufacturing, distribution and use in products and processes. The agreement, as amended, calls for royalties to be paid at 8% of net sales of all products and processes with minimum guarantees. Future annual minimum royalty payment commitments are as follows: $75,000 on the first anniversary, $100,000 on the second anniversary, $150,000 on the third anniversary, and $200,000 on the fourth anniversary of the effective date that occurs following the first commercial sale, and each subsequent anniversary of the effective date thereafter through the term. In addition, R2 will pay a milestone payment of $1,000,000 within sixty days of the earliest: (i) first commercial sale, (ii) first regulatory approval allowing Sale or marketing of a product or process in any country, (iii) the first marketing of a product or process in any country.

As of December 31, 2022, we have completed all milestones associated with the license agreement with MGH and have made all required license fee and milestone payments to MGH described above. We continue to pay the royalty on net sales as required by the agreement and currently have no additional obligations to MGH resulting from any sublicensing agreement.

MediBeacon, Inc.

MediBeacon is developing a proprietary non-invasive real-time monitoring system for the evaluation of kidney function. Current methods to evaluate kidney function are indirect estimates that may be inaccurate and are not real-time. Chronic kidney disease is estimated to affect more than 850 million people worldwide.

MediBeacon’s Transdermal GFR Measurement System (“TGFR”), which uses an optical skin sensor combined with Lumitrace, a proprietary agent that glows in the presence of light, will be the first non-invasive system to enable real-time, direct monitoring of kidney function at point-of-care. On October 22, 2018, the FDA granted Breakthrough Device designation to the TGFR for the measurement of Glomerular Filtration Rate (“GFR”) in patients with impaired or normal kidney function. Under the Breakthrough Device program, the FDA works with companies to expedite regulatory review in order to give patients more timely access to innovative diagnostic and therapeutic technologies. MediBeacon began its U.S. pivotal study in the second half of 2022 and is expected to submit results of the study to the FDA in the first half of 2023.

In 2019, MediBeacon closed its Series B financing round with its strategic partner, Huadong. In connection with a $30 million staggered investment by Huadong, MediBeacon entered into an exclusive distribution agreement with Huadong, under which MediBeacon granted Huadong the exclusive rights to distribute all of MediBeacon’s products in Greater China and MediBeacon will receive royalty payments on net sales of the TGFR system. Under this agreement, Huadong is also responsible for funding clinical trials, commercial and regulatory activities relating to the TGFR system in 25 countries in the Asia-Pacific region, including Greater China. MediBeacon received the first $15 million tranche during 2019 at a pre-money valuation of approximately $300 million. In 2020, Huadong amended their agreements to provide for Huadong to prepay $20 million of future China royalties to fund registration of the TGFR system as a Class 1 device in China, allowing it to immediately enter the Chinese hospital system. As of December 31, 2022, the full $20 million has been received.

On November 16, 2022, MediBeacon and Huadong amended their existing agreements to provide that Huadong will invest approximately $10 million in funding in MediBeacon by June 30, 2023, including $7.5 million or 50% of the remaining $15 million milestone investment due upon FDA approval of MediBeacon's TGFR, at a pre-money valuation of approximately $400 million.

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

2.Ocular angiography, which has the potential to diagnose and monitor vasculature leakage in the eye, a key factor in diagnosing and monitoring various diseases, including macular degeneration, diabetic retinopathy and retinal vasculitis while avoiding current potential clinical side effects such as allergic reactions, nausea and vomiting. MediBeacon was the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the National Institutes of Health (NIH). With this support, MediBeacon is pursuing research into the use of a MediBeacon fluorescent tracer agent to visualize vasculature in the eye with clinical studies currently underway.

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

Triple Ring Technologies, Inc.

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

As of December 31, 2022, Broadcasting operated 251 stations, including 3 Full-Power stations, 53 Class A stations and 195 LPTV stations. Broadcasting stations are collectively able to broadcast over 1,500 sub-channels and reach 106 markets in the U.S. and Puerto Rico, including 32 of the top 35 markets. Broadcasting has approximately 95 stations concentrated in the top 35 markets.

During the year ended December 31, 2022, Broadcasting included Azteca America. Azteca America aired Spanish language programming targeting U.S. Hispanics. The majority of the network’s programming was provided by TV Azteca, S.A.B. de C.V. ("TV Azteca"), Mexico’s second largest broadcast network, under a multi-year Programming Licensing Agreement ("PLA"). Broadcasting had employees in the U.S. and contracted employees in Mexico under a Broadcast Services Agreement ("BSA") with TV Azteca dedicated to the operations of Azteca America. On December 31, 2022, Broadcasting shutdown the operations and broadcasting of the Azteca America network and, during the year ended December 31, 2022, terminated both the PLA and BSA with TV Azteca. New network content is now in place on those stations formerly carrying Azteca.

Operating Broadcast Stations

Below are Broadcasting’s operating stations as of December 31, 2022, listed by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	W02CY-D	LPTV Station
		WKOB-LD	LPTV Station
Los Angeles, CA	2	KSKJ-CD	Class A Station
		KHIZ-LD	LPTV Station
Philadelphia, PA	3	WPSJ-CD	Class A Station
		W25FG-D	LPTV Station
		WDUM-LD	LPTV Station
		WZPA-LD	LPTV Station
		WPVN-CD	Class A Station
Chicago, IL	4	W31EZ-D	LPTV Station
Boston, MA	5	WLEK-LD	LPTV Station
Dallas - Ft. Worth, TX	7	K07AAD-D	LPTV Station
		KHPK-LD	LPTV Station
		KJJM-LD	LPTV Station
		KNAV-LD	LPTV Station
		KODF-LD	LPTV Station
		KPFW-LD	LPTV Station
		KQRO-LD	LPTV Station
San Francisco - Oakland - San Jose, CA	8	KEMO-TV	Full-Power Station
Atlanta, GA	9	WYGA-CD	Class A Station
		WDWW-LD	LPTV Station
		WUEO-LD	LPTV Station
		WUVM-LD	LPTV Station
		KUGB-CD	Class A Station
		KUVM-CD	Class A Station
Houston, TX	10	KBMN-LD	LPTV Station
		KEHO-LD	LPTV Station
		KUVM-LD	LPTV Station
Tampa - St Petersburg - Sarasota, FL	11	WXAX-CD	Class A Station
		W16DQ-D	LPTV Station
		W31EG-D	LPTV Station
		WTAM-LD	LPTV Station
Seattle, WA	12	KUSE-LD	LPTV Station
Detroit, MI	13	WDWO-CD	Class A Station
		WUDL-LD	LPTV Station
Phoenix - Prescott, AZ	14	KPDF-CD	Class A Station
		K12XP-D	LPTV Station
		KTVP-LD	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	15	WATV-LD	LPTV Station
		WFEF-LD	LPTV Station
Minneapolis - St. Paul, MN	16	K33LN-D	Class A Station
		K28PQ-D	LPTV Station
		KJNK-LD	LPTV Station
		KMBD-LD	LPTV Station
		KMQV-LD	LPTV Station
		KWJM-LD	LPTV Station
Denver, CO	17	KRDH-LD	LPTV Station
Miami - Ft. Lauderdale, FL	18	W16CC-D	LPTV Station
Cleveland - Akron - Canton, OH	19	KONV-LD	LPTV Station
		WEKA-LD	LPTV Station
		WQDI-LD	LPTV Station
		WUEK-LD	LPTV Station

		KBTV-CD	Class A Station
Sacramento - Stockton - Modesto, CA	20	K04QR-D	LPTV Station
		K12XJ-D	LPTV Station
		KAHC-LD	LPTV Station
		KBIS-LD	LPTV Station
		KFKK-LD	LPTV Station
		KFMS-LD	LPTV Station
		KFTY-LD	LPTV Station
Charlotte, NC	21	W15EB-D	Class A Station
		WHEH-LD	LPTV Station
		WVEB-LD	LPTV Station
Pittsburgh, PA	22	WJMB-CD	Class A Station
		WKHU-CD	Class A Station
		WMVH-CD	Class A Station
		WWKH-CD	Class A Station
		WWLM-CD	Class A Station
Raleigh - Durham - Fayetteville, NC	23	WIRP-LD	LPTV Station
		WNCB-LD	LPTV Station
Portland, OR	24	KOXI-CD	Class A Station
St. Louis, MO	25	K25NG-D	Class A Station
		KBGU-LD	LPTV Station
		KPTN-LD	LPTV Station
		W09DL-D	LPTV Station
		WLEH-LD	LPTV Station
		WODK-LD	LPTV Station
Baltimore, MD	26	WQAW-LD	LPTV Station
Nashville, TN	27	WCTZ-LD	LPTV Station
		WKUW-LD	LPTV Station
Hartford - New Haven, CT	28	WRNT-LD	LPTV Station
		WTXX-LD	LPTV Station
Indianapolis, IN	29	WQDE-LD	LPTV Station
		WSDI-LD	LPTV Station
		WUDZ-LD	LPTV Station
San Diego, CA	30	KSKT-CD	Class A Station
Columbus, OH	31	WDEM-CD	Class A Station
Salt Lake City, UT	33	KBTU-LD	LPTV Station
San Antonio, TX	35	KVDF-CD	Class A Station
		K17MJ-D	LPTV Station
		K25OB-D	Class A Station
		KISA-LD	LPTV Station
		KOBS-LD	LPTV Station
		KSAA-LP	LPTV Station
		KSSJ-LD	LPTV Station
Kansas City, MO	36	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
		KQML-LD	LPTV Station
Milwaukee, WI	37	WTSJ-LD	LPTV Station
Austin, TX	39	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
West Palm Beach - Ft. Pierce, FL	40	WWCI-CD	Class A Station
		WDOX-LD	LPTV Station
		WXOD-LD	LPTV Station
Las Vegas, NV	42	K36NE-D	Class A Station
		KHDF-CD	Class A Station
		KNBX-CD	Class A Station
		KEGS-LD	LPTV Station
		KVPX-LD	LPTV Station

Jacksonville, FL	45	WJXE-LD	LPTV Station
		WKBJ-LD	LPTV Station
		WODH-LD	LPTV Station
		WRCZ-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	46	WUDX-LD	LPTV Station
		WUOA-LD	LPTV Station
Buffalo, NY	48	WVTT-CD	Class A Station
		WWHC-LD	LPTV Station
Ft. Myers - Naples, FL	50	WGPS-LD	LPTV Station
Oklahoma City, OK	52	KOHC-CD	Class A Station
		KBZC-LD	LPTV Station
		KTOU-LD	LPTV Station
Albuquerque - Santa Fe, NM	53	KQDF-LD	LPTV Station
		KWPL-LD	LPTV Station
New Orleans, LA	55	WTNO-LP	Class A Station
		WQDT-LD	LPTV Station
Memphis, TN	56	W15EA-D	Class A Station
		KPMF-LD	LPTV Station
		WPED-LD	LPTV Station
		WQEK-LD	LPTV Station
		WQEO-LD	LPTV Station
Richmond - Petersburg, VA	57	WFWG-LD	LPTV Station
		WUDW-LD	LPTV Station
		WWBK-LD	LPTV Station
Mobile, AL - Pensacola, FL	60	WEDS-LD	LPTV Station
		WWBH-LD	LPTV Station
Fresno - Visalia, CA	61	K17JI-D	Class A Station
		KZMM-CD	Class A Station
Little Rock - Pine Bluff, AR	63	K23OW-D	LPTV Station
		KENH-LD	LPTV Station
		KWMO-LD	LPTV Station
Flint - Saginaw - Bay City, MI	64	W35DQ-D	LPTV Station
		WFFC-LD	LPTV Station
Tulsa, OK	66	KUOC-LD	LPTV Station
		KZLL-LD	LPTV Station
Rochester, NY	69	WGCE-CD	Class A Station
Charleston - Huntington, WV	73	WOCW-LD	LPTV Station
Madison, WI	75	W23BW-D	Class A Station
		WZCK-LD	LPTV Station
Chattanooga, TN	78	WYHB-CD	Class A Station
Wichita - Hutchinson, KS	79	KFVT-LD	LPTV Station
Myrtle Beach - Florence, SC	80	W33DN-D	LPTV Station
Springfield, MO	82	KCNH-LD	LPTV Station
		KFKY-LD	LPTV Station
Omaha, NE	83	KAJS-LD	LPTV Station
		KQMK-LD	LPTV Station
Harlingen - Weslaco - Brownsville - McAllen, TX	84	KRZG-CD	Class A Station
		KAZH-LP	LPTV Station
		KNWS-LD	LPTV Station
Des Moines - Ames, IA	85	KAJR-LD	LPTV Station
		KCYM-LD	LPTV Station
		KRPG-LD	LPTV Station
Huntsville - Decatur - Florence, AL	86	W34EY-D	Class A Station
Savannah, GA	87	WDID-LD	LPTV Station
		WUET-LD	LPTV Station
Waco - Temple - Bryan, TX	88	KAXW-LD	LPTV Station
		KZCZ-LD	LPTV Station

Champaign - Springfield - Decatur, IL	90	W23EW-D	LPTV Station
		WCQA-LD	LPTV Station
		WEAE-LD	LPTV Station
Charleston, SC	91	WBSE-LD	LPTV Station
Traverse City - Cadillac, MI	92	W36FH-D	LPTV Station
Baton Rouge, LA	93	K27NB-D	LPTV Station
		K29LR-D	LPTV Station
Greenville - New Bern - Washington, NC	94	W35DW-D	LPTV Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	95	W29CI-D	Class A Station
Shreveport, LA	96	K36MU-D	LPTV Station
South Bend - Elkhart, IN	98	KPDS-LD	LPTV Station
Cedar Rapids - Waterloo - Iowa City, IA	100	K17MH-D	LPTV Station
		KFKZ-LD	LPTV Station
Reno, NV	101	K07AAI-D	LPTV Station
Ft. Smith - Fayetteville - Springdale - Rogers, AR	103	KAJL-LD	LPTV Station
		KFLU-LD	LPTV Station
Lincoln - Hastings - Kearney, NE	106	KIUA-LD	LPTV Station
Wilmington, NC	108	WQDH-LD	LPTV Station
Tallahassee, FL - Thomasville, GA	110	W21EL-D	LPTV Station
Evansville, IN	111	WDLH-LD	LPTV Station
		WEIN-LD	LPTV Station
		WELW-LD	LPTV Station
Augusta, GA - Aiken, SC	113	WIEF-LD	LPTV Station
Ft. Wayne, IN	114	WFWC-CD	Class A Station
		W25FH-D	LPTV Station
		W30EH-D	LPTV Station
		WCUH-LD	LPTV Station
		WODP-LD	LPTV Station
Montgomery - Selma, AL	116	WDSF-LD	LPTV Station
		WQAP-LD	LPTV Station
Tyler - Longview- Nacogdoches, TX	118	KBJE-LD	LPTV Station
		KDKJ-LD	LPTV Station
		KKPD-LD	LPTV Station
		KPKN-LD	LPTV Station
		KCEB	Full-Power Station
		KORY-CD	Class A Station
Eugene, OR	119	K06QR-D	LPTV Station
Fargo - Valley City, ND	120	K15MR-D	LPTV Station
		K31FD-D	Class A Station
Boise, ID	121	K17ED-D	Class A Station
		KBKI-LD	LPTV Station
		KFLL-LD	LPTV Station
Santa Barbara - San Luis Obispo, CA	122	KDFS-CD	Class A Station
		KLDF-CD	Class A Station
		KQMM-CD	Class A Station
		KSBO-CD	Class A Station
		KVMM-CD	Class A Station
		KZDF-LD	LPTV Station
Yakima - Pasco - Richland - Kennewick, WA	123	K33EJ-D	Class A Station
		K28QK-D	LPTV Station
Macon, GA	124	W28EU-D	LPTV Station
		WJDO-LD	LPTV Station
Peoria - Bloomington, IL	125	W27EQ-D	LPTV Station
Bakersfield, CA	126	KTLD-CD	Class A Station
		KXBF-LD	LPTV Station
Columbus, GA - Opelika - Auburn, AL	128	W29FD-D	LPTV Station
		W31EU-D	LPTV Station

Lafayette, LA	129	K21OM-D	LPTV Station
La Crosse - Eau Claire, WI	130	W23FC-D	LPTV Station
Corpus Christi, TX	132	K21OC-D	LPTV Station
		K32OC-D	LPTV Station
		KCCX-LD	LPTV Station
		KYDF-LD	LPTV Station
Palm Springs, CA	133	K21DO-D	Class A Station
Bangor, ME	139	W32FS-D	LPTV Station
		W20ER-D	LPTV Station
Amarillo, TX	140	KAUO-LD	LPTV Station
		KLKW-LD	LPTV Station
		K35OY-D	LPTV Station
Lubbock, TX	146	K32OV-D	LPTV Station
		KNKC-LD	LPTV Station
Topeka, KS	147	K35KX-D	LPTV Station
Joplin, MO - Pittsburg, KS	157	KPJO-LD	LPTV Station
		KRLJ-LD	LPTV Station
Biloxi-Gulfport, MS	166	W33EG-D	LPTV Station
Jackson, TN	173	WYJJ-LD	LPTV Station
Quincy, IL - Hannibal, MO - Keokuk, IA	177	WVDM-LD	LPTV Station
		K14SU-D	LPTV Station
Bowling Green, KY	184	WCZU-LD	LPTV Station
		WKUT-LD	LPTV Station
Puerto Rico	NA	WQQZ-CD	Class A Station
		W20EJ-D	LPTV Station
		W27DZ-D	LPTV Station
		WWKQ-LD	LPTV Station
		WOST	Full-Power Station
(a) Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States.

Broadcast Operations

Broadcasting carries approximately 70 networks on its stations, distributing content across the U.S. Broadcasting provides free OTA programming to television viewing audiences in the communities it serves. The programming Broadcasting distributes includes networks targeting shopping, weather, sports and entertainment programming, as well as religious networks and networks targeting select ethnic groups.

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

With the shut-down of the Azteca America network on December 31, 2022, Broadcast revenues will be driven principally by channel leases and revenue share agreements with some 70 other networks carried on Broadcasting's stations.

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
•As of December 31, 2022, 245 operating stations are connected to Broadcasting's cloud-based IP backbone and can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. In 2018, FCC deregulation in TV broadcasting eliminated the need for full time employees and studio facilities in markets where Broadcasting operates Full-Power and Class A stations, thus allowing Broadcasting to operate these stations remotely at greater cost efficiency;
•Broadcasting's major focus is to attract the highest quality content providers looking for nationwide distribution. With its national footprint and cloud-based infrastructure, Broadcasting also expects to realize premium pricing for content distribution; and,
•Broadcasting's growing revenue source is from providing national carriage to content providers. Carriage contracts pricing is in part determined by the signal contour of the broadcast station and the number of OTA TV households in a given market, as well as market supply and demand.

Competition

Our television stations compete in the U.S. domestic media market for multicast network tenants, viewer audiences and advertisers. In the last several years, there has been increasing competition from not just cable channels but also streaming services, digital platforms, social media, and internet-delivered video channels. These media platforms have taken market share from “over-the-air” (OTA) broadcast stations like ours. Full Power stations delivering OTA multicast networks also represent direct competition in all our markets. Because our stations are mostly LPTVs and Class A stations, our signal coverage of a market is often less than that of Full Power stations, resulting in a competitive advantage for Full Power stations. As a result of improvements in digital compression technology over the last several years, many Full Power stations have increased the number of subchannels that they can lease to OTA multicast networks, resulting in increased competition in many of our markets over the last several years.

Because nearly all our stations are LPTV and Class A, they do not have primary channel “must carry” rights and, therefore, have no signal coverage and carriage on multichannel video programming distributor ("MVPD") systems. Our lack of MVPD distribution materially affects our television stations’ competitive position in attracting programmers and viewers. Specifically, MVPD systems can increase a broadcasting station’s competition for viewers in a market by providing both cable networks and distant television station signals not otherwise available to the station’s audience. Other sources of competition for audiences, programming and advertisers include streaming services, connected televisions, internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems. Recent developments by many companies, including internet streaming service providers and internet website operators, have expanded, and are continuing to expand, the variety and quality of broadcast and non-broadcast video programming available to consumers via the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming has, and is expected to further become, available through non-traditional methods, which can directly impact the number of OTA TV viewers, and, thus, indirectly impact station revenues.

Government Approvals and Regulation

Federal broadcasting industry regulations limit our operating flexibility. The FCC regulates all local television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license; (ii) seek to renew or modify a license; (iii) purchase or sell a broadcast station license; and/or (iv) assign or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. Our FCC licenses must be renewed every 8 years. The current television license renewal cycle began in 2020, and many of our licenses have been renewed, but others remain pending. While we cannot be certain that the FCC will renew the remaining licenses or that we will always obtain renewal grants in the future, the FCC has historically renewed the Company’s broadcast licenses in substantially all cases. The Company does not believe that the expiration or non-renewal of any of our FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

The FCC can sanction us for programming broadcast on our stations that it finds to be indecent. Over the past several years, the FCC has increased its enforcement efforts regarding broadcast indecency and profanity. Additionally, our Full-Power stations and Class A stations are subject to additional FCC rules regarding the airing of mandatory children’s programming and local content. While we have measures in place to remain compliant, shortfalls in required programming for Full-Power stations and Class A stations may result in financial penalties levied by the FCC or, in worst cases, the loss of license.

Federal legislation and FCC rules have changed significantly in recent years and may continue to change. These changes may affect our ability to conduct our business in ways that we believe would be advantageous and may impact our operating results.

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

Employees

As of December 31, 2022, Broadcasting employed 18 full-time employees and 1 part-time employees across the U.S.

Refer to Note 20. Operating Segments and Related Information for additional detail regarding our Segment's operations and financial information.

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

Corporate Information

INNOVATE, a Delaware corporation, was incorporated in 1994. Our Internet address is www.innovatecorp.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the "SEC"). The information on our website is not a part of this Annual Report on Form 10-K. Our reports filed with the SEC may be accessed at the SEC’s website at www.sec.gov.

The information required by this item relating to our executive officers, directors and code of conduct is set forth in Item 10. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2023 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:

Risks Related to Our Businesses

•The ability of our subsidiaries to make distributions, our principal source of cash
•Our levels of indebtedness, financing arrangements and other obligations
•Restrictive covenants in our debt and preferred stock instruments
•The COVID-19 pandemic and its effects on our liquidity, business, financial condition and results of operations
•Ability to meet working capital requirements
•Dependence on key personnel and ability to attract and retain skilled personnel
•Any identified material weaknesses in our internal controls
•Impact of inflationary pressures
•Constraints in the labor market and increases in labor costs
•Foreign exchange rate volatility
•Impact of competition on our business
•Impact of any potential future acquisitions and ability to manage future growth and the incurrence of substantial costs in connection with acquisitions
•Cyber-attacks and other privacy or data security incidents
•Managing growth related to increased operational size
•Ability to fully utilize net operating loss and other tax carryforwards
•Risk of restated financial statements
•Presentation of corporate opportunities by certain current and former directors and officers and the impact of related party transactions
•Our status as a non-investment company
•Impact of potential litigation
•Deterioration of global economic conditions and the impact of operating globally
•Impact of climate change
•Compliance costs related to our acquired businesses
•Ability of our development stage companies to produce revenues or income
•Adverse tax impact of our acquisitions or dispositions
•Lack of sole control in joint venture investments
•Ability to protect our intellectual property
•Potential dilution of our current stockholders
•Effect of future sales of common stock by preferred stockholders
•Common stock price fluctuations
•Prevention of potential takeover due to Delaware law and charter documents
•Activist stockholders

Risks Related to the Infrastructure segment

•Unpredictability in timing of DBMG’s construction contracts and payments thereunder
•Transportation challenges as a result of COVID-19
•Impact of construction contract pricing terms, including fixed-price and cost-plus pricing
•Termination or cancellation of construction projects
•Increased concentration of construction projects in backlog
•Ability to realize revenue value reported in backlog
•Ability to meet contractual schedule or performance requirements
•Modification or termination of government contracts
•Reliability of subcontractors and third-party vendors
•Impact of inflationary pressures
•Volatility in the supply and demand for steel and steel components
•Dependability of steel component suppliers
•Intense competition in construction markets
•Ability of customers to receive applicable regulatory and environmental approvals
•Impact of failure to obtain or maintain required licenses
•Impact of bonding and letter of credit capacity
•Variability in liquidity over time
•Exposure to professional liability, product liability, warranty and other claims
•Impact of environmental compliance costs
•Impact of potential litigation
•Union labor disruptions that would interfere with operations
•Ability to maintain safe work environment

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

As a holding company, INNOVATE's material assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2022, the Company had $80.4 million of cash and cash equivalents, excluding restricted cash. On a stand-alone basis, as of December 31, 2022, the Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $9.1 million.

INNOVATE’s principal source of revenue and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $330.0 million in aggregate principal amount of 8.5% Senior Secured Notes due 2026 (the "Secured Notes"), $51.8 million aggregate principal of 7.50% convertible senior notes due 2026 (the "2026 Convertible Notes"), and $20.0 million secured revolving credit agreement (the “Revolving Credit Agreement”), of which $20.0 million was drawn as of December 31, 2022, and to finance future acquisitions, is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to INNOVATE. INNOVATE’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by INNOVATE, they have no obligation to make any funds available to INNOVATE, whether in the form of loans, dividends, distributions or otherwise. The ability of INNOVATE’s subsidiaries to distribute cash to it is, and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, DBMG is a borrower under credit facilities that restrict their ability to make distributions or loans to INNOVATE. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to INNOVATE. For additional information, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under our outstanding indebtedness, and our obligations under our outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries' indebtedness, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

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

The indentures governing our outstanding senior secured notes and convertible notes contain, and any future indentures may contain various covenants, including those that restrict our ability to, and, in certain cases, the ability of the Company’s subsidiaries, to, among other things, incur additional indebtedness; create liens; engage in sale-leaseback transactions; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

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

Any failure to comply with the restrictions in the agreements governing our indentures, or any agreement governing other indebtedness we could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. If any of these risks were to occur, our business and operations could be materially and adversely affected. Refer to Footnote 13. Debt Obligations to our Consolidated Financial Statements included in the Annual Report on Form 10-K for additional information.

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

Our business, operating results and financial condition may continue to be adversely impacted by COVID-19.

The COVID-19 pandemic adversely affected the economies and financial markets of many countries. The Company's business may continue to adversely affected by the pandemic’s global economic impact. This may include adverse effects stemming from any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that may occur in the future, which could cause our ultimate customers and potential customers to postpone or reduce spending on our products or put downward pressure on prices.

From time to time during the pandemic, many governments implemented policies intended to stop or slow the spread of COVID-19. Although no material restrictions are currently in place in the countries in which we operate, there could be additional restrictions enacted in the future in response to changes in the ongoing pandemic or potential future waves in the regions where we operate.

COVID-19 continues to cause labor shortages and supply chain disruptions, which may create significant delays in our ability to complete projects or deliver products, including in our Infrastructure and Life Sciences segments. Our receipt of materials from areas impacted by the pandemic was slowed or disrupted in 2022 and we expect our suppliers to continue to face similar challenges in fulfilling orders. In addition, reductions in the number of ocean carrier voyages, ocean freight capacity issues, congestion at major international gateways and other factors resulted in increased shipping costs and may continue to do so. In addition, in the United States, in 2022 trucking costs rose dramatically due to driver shortages and increased labor costs, as well as new federal and state safety, environmental and labor regulations, and these costs may continue to rise. These changes, as well as COVID-19 related state and local restrictions on domestic trucking and the operation of distribution centers that may be implemented, may continue to disrupt our supply chains, which may result in delays in the completion of our projects and cause us to incur significant additional costs. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases. These supply chain disruptions and transportation challenges could have a material adverse effect on our results of operations or financial condition.

Our Life Sciences segment may be adversely disrupted by the continuing effects of the COVID-19 pandemic. For example, requirements to implement COVID-19 operational measures at clinical trial sites may result in clinical studies in some locations being delayed. Such delays may slow progress towards regulatory clearances and approval of our products in the U.S. and globally. Our Spectrum segment has been and may continue to be impacted by the COVID-19 pandemic in several ways. Our Spectrum segment is dependent on advertising revenue, and, earlier in the pandemic, numerous advertisers reduced or suspended their purchase of television advertising time, primarily due to the cessation of local consumer business activity mandated by state governors. If such mandates are implemented, advertisers may reduce or suspend their purchase of television advertising time, which would have a material adverse effect on our results of operations and financial condition.

Individually and collectively, the consequences of the COVID-19 pandemic may continue to adversely impact the Company's business, financial condition, results of operations, cash flows and liquidity. To the extent that the COVID-19 pandemic adversely affects the Company’s business, financial condition, results of operations, cash flows and liquidity, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section, such as those related to the Company's level of indebtedness, its ability to comply with the financial covenants contained in the agreements that govern the Company's indebtedness and volatility of the Company's common stock price.

We have significant indebtedness and other financing arrangements and could incur additional indebtedness and other obligations, which could adversely affect our business and financial condition.

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2022, our total outstanding indebtedness was $725.3 million and the accrued value of our outstanding preferred stock has a combined redemption value of $16.1 million with a current fair value as of December 31, 2022 of $17.6 million. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

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

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating businesses, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net loss attributable to INNOVATE of $35.9 million in 2022 and net loss attributable to INNOVATE of $227.5 million in 2021, and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. For the years ended December 31, 2022 and 2021, we recognized cash flows used in continuing operating activities of $9.5 million and $6.5 million, respectively.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022 and 2021, management concluded that our internal control over financial reporting was effective.

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

On October 27, 2022, the Company was notified by NYSE that the average closing price of the Company’s common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). On January 3, 2023, the Company was notified by the NYSE that it had regained compliance with this listing standard. However, if in the future we fall below this standard and do not regain compliance, there is a risk that our common stock would be delisted from NYSE. If the common stock ultimately were to be delisted from the NYSE, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to sell its common stock in certain states within the United States, also potentially impacting the Company’s ability to raise financing. If the Company’s common stock is delisted from NYSE, the price paid by investors may not be recovered.

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

We may not be able to successfully integrate acquisitions into our business, or realize the anticipated benefits of these acquisitions.

The integration of acquired businesses into our operations may be a complex and time-consuming process that may not be successful. Even if we successfully integrate these assets into our business and operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. The Company's estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these acquisitions may prove to be incorrect. For example, with any past or future acquisition, there is the possibility that:

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

We may increase our operational size in the future, and may experience difficulties in managing growth.

We have adopted a business strategy that contemplates that we will expand our operations, including future acquisitions or other business opportunities, and as a result, we may need to increase our level of corporate functions, which may include hiring additional personnel to perform such functions and enhancing our information technology systems. Any future growth may increase our corporate operating costs and expenses and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

As of December 31, 2022, we had approximately $226.3 million of federal net operating loss carryforwards (“NOLs”) and $169.2 million of Code Section 163(j) interest limitation carryforwards available to offset our future taxable income, which NOLs will begin to expire in 2034. Pursuant to the Code Sections 382 and 383, use of our NOLs and certain other tax attributes may be limited by an “ownership change” within the meaning of Code Section 382 and applicable Treasury Regulations. If a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of a corporation’s stock owned by certain “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income or taxes may be limited.

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

For instance, in 2014, after substantial acquisitions of our common stock were reported by new beneficial owners, and we issued shares of our preferred stock, convertible into our common stock. We conducted a Section 382 review. The conclusions of this review indicated that an ownership change had occurred as of May 29, 2014.

Additionally, as a result of our common stock offering in November 2015 and our purchase of GrayWolf in November 2018, we triggered additional ownership changes at GrayWolf, imposing additional limitations on the use of the acquired NOL carryforward amounts. There can be no assurance that future ownership changes would not further negatively impact our NOL carryforward amounts because any future annual Section 382 limitation will ultimately depend on the value of our equity as determined for these purposes and the amount of unrealized gains immediately prior to such ownership change.

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

While we have adopted a code of ethics applicable designed to promote the ethical handling of actual or apparent conflicts of interest, we have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having an interest in any transaction to which we are a party or in which we have an interest. Additionally, we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have in the past engaged in transactions in which such persons have an interest (for example, the 2021 sale of CIG to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a former director of the Company). Subject to the terms of any applicable covenants in financing arrangements or other agreements we may enter into from time to time, may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

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

We are currently, and may become in the future, party to legal proceedings that are considered to be either ordinary or routine litigation incidental to our current or prior businesses or not material to our financial position or results of operations. We also are currently, or may become in the future, party to legal proceedings with the potential to be material to our financial position or results of operations. There can be no assurance that we will prevail in any litigation in which we may become involved, or that our insurance coverage will be adequate to cover any potential losses. To the extent that we sustain losses from any pending litigation which are not reserved or otherwise provided for or insured against, our business, results of operations, cash flows and/or financial condition could be materially adversely affected. Refer to Item 3, "Legal Proceedings."

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the armed conflict in Ukraine, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

Additionally, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business. Negative sentiments towards the United States among non-U.S. customers and among non-U.S. employees or prospective employees could adversely affect sales or hiring and retention, respectively.

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

We also own a minority interest in a number of entities, such as MediBeacon, Triple Ring Technologies, Inc. and HMN, over which we do not exercise, or have only limited, management control, and we are, therefore, unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

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

We may incur significant taxes in connection with effecting acquisitions of, or investments in, holding, receiving payments from, operating or disposing of target companies and assets. Our decision to make a particular acquisition, sell a particular asset or increase or decrease a particular investment may be based on considerations other than the timing and amount of taxes owed as a result thereof. We may remain liable for certain tax obligations of certain disposed companies, and we may be required to make material payments in connection therewith.

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

As of December 31, 2022, INNOVATE has 80,216,028 issued and 78,787,768 outstanding shares of its common stock, and 16,125 shares of Series A-3 and Series A-4 preferred stock issued and outstanding. However, the Certificate of Incorporation authorizes our board of directors (the "INNOVATE Board of Directors"), from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

Conversion of the 2026 Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the market price of our common stock.

The conversion of some or all of INNOVATE's 2026 Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the market price of our common stock.

Future sales of substantial amounts of our common stock by holders of our preferred stock or other significant stockholders may adversely affect the market price of our common stock.

As of December 31, 2022, the holders of our outstanding preferred stock had certain rights to convert their Preferred Stock into 3,616,233 shares of our common stock.

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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. At December 31, 2022, DBMG's backlog was $1,782.3 million, consisting of $1,536.3 million under contracts or purchase orders and $246.0 million under letters of intent or notices to proceed. Approximately $927.2 million, representing 52.0% of DBMG’s backlog at December 31, 2022, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted, and backlog could decrease substantially if one or more of these projects terminate or reduce their scope.

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

A portion of DBMG’s employees are represented by labor unions, and 22% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, at which time they will be renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

R2 has obtained 510(k) clearances for its Glacial Rx system for various uses, including, but not limited to: the removal of benign lesions of the skin; the use of cooling technologies intended for the temporary reduction of pain; swelling; inflammation; hematoma for minor surgical procedures; general dermabrasion; scar revision; acne scar revision; tattoo removal; and minimization of pain, inflammation and thermal injury during laser and dermatological treatments. However, these approvals and clearances may be subject to revocation if post- marketing data demonstrates safety issues or lack of effectiveness. Many medical devices, such as medical lasers, are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

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

Pansend faces an inherent risk of product liability as a result of the marketing and sale of its products. For example, Pansend may be sued if its products cause or are perceived to cause injury or are found to be otherwise unsuitable during manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or breach of warranty. Pansend’s products are highly complex, and some are used to treat delicate skin conditions on and near a patient's face. In addition, the clinical testing, manufacturing, marketing and use of certain of Pansend’s products and procedures may also expose Pansend to product liability, FDA regulatory and/or legal actions, or other claims. If a physician elects to apply an off-label use and the use leads to injury, Pansend may be involved in costly litigation. In addition, the fact that Pansend trains technicians whom it does not supervise in the use of the Glacial Rx system during patient treatment may expose Pansend to third-party claims if it is accused of providing inadequate training. Pansend may also be subject to claims against it even if the apparent injury is due to the actions of others or the pre-existing health of the patient. For example, Pansend relies on physicians in connection with the use of its products on patients. If these physicians are not properly trained or are negligent, the capabilities and safety features of Pansend’s products may be diminished or the patient may suffer critical injury. Pansend may also be subject to claims that are caused by the actions of Pansend’s suppliers, such as those who provide it with components and sub-assemblies. A product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action against Pansend and/or Pansend’s products including recall, and could have a material adverse effect upon Pansend’s business, financial condition and results of operations.

Pansend has limited experience in manufacturing its products in large-scale commercial quantities and may face manufacturing risks that may adversely affect its ability to manufacture products and could reduce its gross margins and negatively affect its business and operating results.

Pansend’s success depends, in part, on its ability to manufacture its current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. For example, R2's third-party contract manufacturer has a manufacturing facility located in Sunnyvale, California where they produce, package and warehouse the Glacial Rx system. R2 also relies on a global third-party manufacturer for production of some of the components used in the Glacial Rx System. If R2’s facility, or the facilities of its third-party contract manufacturers, suffer damage, or a force majeure event, this could materially impact R2’s ability to operate.

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

Pansend’s success will be heavily dependent on its ability to obtain and maintain meaningful patent protection for Pansend’s technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which Pansend will operate is still evolving. The amount of ongoing protection for Pansend’s proprietary rights therefore is uncertain. Pansend will rely on patents to protect a significant part of Pansend’s intellectual property and to enhance Pansend’s competitive position. However, Pansend’s pending or future patent applications may be denied, and any patent previously issued to Pansend or Pansend’s subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In particular, R2 filed a patent application with the U.S. Patent and Trademark Office for a commercial patent that covers the Glacial Rx System, U.S. Patent No. 9522031 through 2029, with additional issued patents or patent applications that, once allowed, will protect coverage through 2042. Furthermore, the patent protections Pansend has been granted may not be broad enough to prevent competitors from producing products similar to Pansend's. In addition, the laws of various foreign countries in which Pansend may compete, such as China, may not protect Pansend’s intellectual property to the same extent as the laws of the United States. If Pansend fails to obtain adequate patent protection for Pansend’s proprietary technology, Pansend’s ability to be commercially competitive will be materially impaired. In the ordinary course of business and as appropriate, Pansend intends to apply for additional patents covering both Pansend’s technologies and products, as it deems appropriate. Pansend’s existing patents and any future patents it obtains may not be sufficiently broad to prevent others from making use of technologies or developing competing products and technologies. In addition, because patent law is evolving in the life science industry, the patent positions of companies like ours are uncertain. As a result, the validity and enforceability of Pansend’s patents cannot be predicted with certainty.

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

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and Low Power Television ("LPTV") broadcast stations have expirations between 2023 and 2031; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company had 38 pending renewal applications at the end of 2022, and will have 6 applications due in 2023. Third parties may oppose license renewals. A station remains authorized to operate while its license renewal application is pending.

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

Obscenity and Indecency Regulations. Federal law and FCC regulations prohibit the broadcast of obscene material on television at any time and the broadcast of indecent material between the hours of 6:00 a.m. and 10:00 p.m. local time. The FCC investigates complaints of broadcasts of prohibited obscene or indecent material and can assess fines of up to $0.35 million per incident for violation of the prohibition against obscene or indecent broadcasts and up to $3.3 million for any continuing violation based on any single act or failure to act. The FCC may also revoke or refuse to renew a broadcast station license based on a serious violation of the agency’s obscenity and indecency rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in New York, New York. We own select fabrication facilities, warehouses, administrative and sales offices and lease administrative, technical and sales office space in various locations in the countries in which we operate. DBMG is headquartered in Phoenix, Arizona; Broadcasting is headquartered in New York, New York. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 15. Commitments and Contingencies in the notes to the audited consolidated financial statements in Item 8 of this Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

INNOVATE common stock trades on the NYSE under the ticker symbol "VATE".

Holders of Common Stock

As of December 31, 2022, INNOVATE had approximately 50 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

INNOVATE paid no dividends on its common stock in 2022 or 2021, and the INNOVATE Board of Directors has no current intention of paying any dividends on INNOVATE common stock in the near future. The payment of dividends on common stock, if any, in the future is within the discretion of the INNOVATE Board of Directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The Secured Indentures of certain of our debt instruments contain covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to INNOVATE’s common stock. The DBMG Facility contains similar covenants applicable to DBMG. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 13. Debt Obligations to our Consolidated Financial Statements included in the Annual Report on Form 10-K for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

For details on preferred share dividends refer to Note 18. Temporary Equity and Equity in the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During fiscal year 2022, we withheld 39,044 shares at an average price per share of $0.75 as payment of withholding taxes in connection with the vesting and exercise of equity awards.

For information about our equity compensation plans, see Part III, Item 11, below.

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

Our Business and Our Operations

We are a diversified holding company with principal operations conducted through three operating platforms or reportable segments: Infrastructure ("DBMG"), Life Sciences ("Pansend"), and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

For additional information on our business refer to Note 1. Organization and Business to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Recent Developments

In 2021 and 2022, as part of our strategic process we engaged in several transactions that had an effect on the results of operations and financial condition of our business and individual segments.

Acquisitions and Dispositions

Infrastructure

Banker Steel Acquisition

On May 27, 2021, DBMG closed on the acquisition of 100% of Banker Steel Holdco LLC ("Banker Steel") for $145.0 million. The acquisition was financed with $64.1 million from a partial draw on the new $110.0 million revolving credit facility, $49.6 million of sellers' notes, $6.3 million of assumed debt of Banker Steel, and $25.0 million in cash received from INNOVATE in the settlement of certain intercompany balances.

Insurance

Sale of CIG

The sale of CIG closed on July 1, 2021 to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a former director of the Company who has also served as executive chairman of Continental since October 2020. Our previous Insurance segment, which primarily consisted of a closed block of long-term care insurance, had a book value, inclusive of intercompany eliminations, at the time of the sale of $544.0 million, inclusive of $344.0 million of Accumulated other comprehensive income ("AOCI"). The carrying value of the Insurance segment at the time of sale excluded cash of $62.5 million and investments of $26.7 million which were distributed to the Company through an extraordinary dividend immediately prior to the sale. The amount included in AOCI was reversed from equity at the time of the sale and offset the loss recognized.

Following the full impairment of goodwill associated with our Insurance segment in 2019, combined with the risks associated with the long-term care insurance industry, the Company exited the Insurance segment and sold the business resulting in a $200.8 million loss on the sale of CIG.

Spectrum

Mutual Release and Termination Agreement with Azteca International Corporation and TV Azteca S.A.B. de C.V.

On December 31, 2022, Broadcasting entered into that certain Mutual Release and Termination Agreement with Azteca International Corporation and TV Azteca, S.A.B. de C.V. (collectively, “TVA”), pursuant to which the parties agreed to terminate that certain Program Licensing Agreement entered into as of November 29, 2017 (the “PLA”), and the Binding Term Sheet: La Academia, dated as of November 10, 2019, and exchange mutual releases of any and all claims based on, arising out of or related to the PLA and certain other agreements to which HC2 Networks and TVA were previously parties.

Other

Sale of Beyond6

On January 15, 2021, the Company closed on the sale of Beyond6 to an affiliate of Mercuria Investments US, Inc. Net proceeds received by INNOVATE at closing was cash consideration of approximately $70.0 million. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and hold backs, the Company recognized an additional $0.5 million gain on the sale.

Sale of Remaining 19% Interest in HMN

Subsequent to year end, on March 6, 2023, the Company closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. After taxes and transaction fees, INNOVATE received approximately $32 million in cash.

Debt Obligations and Financing

In 2021 and 2022, we refinanced several of our loans and credit facilities and obtained new capital financing at the corporate and subsidiary level. This financing helped us make the acquisitions described above, gave us better terms and provided needed capital for the operations of our subsidiaries.

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

Infrastructure

In May 2021, DBMG repaid its LIBOR plus 1.50% revolving line of credit with Wells Fargo Bank and its term loan due 2023 under a financing agreement with TCW Asset Management Company LLC. DBMG entered into a new credit facility with UMB Bank for a $110.0 million term loan ("UMB Term Loan") and $110.0 million revolving credit agreement ("UMB Revolving Line"). The proceeds received in 2021 were used to fully repay DBMG's existing debt obligations, fund a portion of the Banker Steel acquisition, and provide additional working capital capacity to DBMG. The 2021 extinguishment of the Wells Fargo revolving line and the TCW loan yielded a loss on extinguishment of debt in 2021 of $1.6 million included in Loss on extinguishment of debt in the Consolidated Statement of Operations.

Life Sciences

In February 2021, R2 received $10.0 million in funding from Huadong Medicine Company Limited (“Huadong”), a leading publicly traded Chinese pharmaceutical company. As part of its equity investment in R2, Huadong received exclusive distribution rights for R2’s products in the China and selected Asia-Pacific markets.

In July 2021, the Company provided an additional $15.0 million in Series C funding to R2. The investment was made through the Company’s Life Sciences subsidiary, Pansend Life Sciences, LLC.

In the summer of 2022, R2 Technologies entered into various note purchase agreements with Lancer Capital, LLC ("Lancer"), an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, for an aggregate $10.0 million loan at a 12.0% per annum interest rate. In December 2022, R2 Technologies closed on an additional $0.8 million 18.0% note with Lancer and also increased the borrowing rate on the $10.0 million note to 18.0%. In addition, the maturity date on the existing $10.0 million note was amended to the earlier of March 31, 2023 or within five business days after the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. All other terms were substantially unchanged. Subsequent to year end, on February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million and an additional 18% $0.4 million note with Lancer, respectively.

In November 2022, MediBeacon amended its existing agreements with Huadong, which will provide approximately $10 million in funding by June 30, 2023, including $7.5 million or 50% of the remaining $15 million milestone investment due upon FDA approval of MediBeacon's TGFR at a pre-money valuation of approximately $400 million.

Spectrum

Notes

On August 30, 2021, Broadcasting repurchased $1.0 million of DTV America Corporation's ("DTV") outstanding notes payable to certain institutional investors, of which the debt is now eliminated in consolidation. Also on August 30, 2021, DTV extended its remaining outstanding notes by 60 days.

On October 21, 2021, Broadcasting entered into the Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement with its lenders, which, among other things, extended $52.2 million of its Senior Secured Notes, due October 21, 2021, through November 30, 2022. In addition, Broadcasting completed the last of a series of repurchases of all the outstanding secured and convertible promissory notes, inclusive of accrued interest, of DTV using a combination of cash on hand and proceeds from the sales on non-core assets.

In 2022, Broadcasting entered into two amendments to its Senior Secured Notes, which, among other things, extended the maturity date to May 31, 2024. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, HC2 Broadcasting had accrued interest and other fees $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and accrued interest and fees of $17.5 million were capitalized into the principal balance with the transaction accounted for as a debt modification event. The new effective interest rates on the notes range from 12.8% to 19.6%. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities. Interest is accrued and payable upon maturity of the principal.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes, HC2 Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc., or approximately 12% of diluted equity, held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Noncontrolling interest of $3.1 million.

Other

On December 30, 2022, the Company entered into a letter agreement with Continental General Insurance Company (“CGIC”) pursuant to which CGIC and its affiliates agreed to vote certain shares of the Company’s Series A-3 Convertible Participating Preferred Stock, par value $0.001 per share, and the Company’s Series A-4 Convertible Participating Preferred Stock, par value $0.001 per share, to the extent such shares result in CGIC beneficially owning more than 9.9% of the aggregate voting power of the Company, in the same manner as the majority of the holders holding less than 10% of the Company’s common stock, par value $0.001 per share, vote their shares with respect to any matter pursuant to which such shares are entitled to vote.

Stockholders' Rights Agreement

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the "Plan"). The Plan is intended to help protect the Company's ability to use its tax net operating losses and other certain tax assets ("Tax Benefits") by deterring an "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the "Code"), by a person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares. Refer to Note 18. Temporary Equity and Equity for further information.

COVID-19 Impact on our Business

The COVID-19 pandemic has continued to adversely affect the Company’s business. Labor shortages and supply chain disruptions have created significant delays in our ability to complete projects and deliver products, including in our Infrastructure and Life Sciences segments. Our receipt of materials from areas impacted by the pandemic was slowed or disrupted in 2022 and we expect our suppliers to continue to face similar challenges in fulfilling orders. Transportation costs continued to increase in 2022 as a result of COVID-19 and these costs may continue to rise. We have not been able to pass all of these cost increases on to our customers and, as a result, our margins have been adversely impacted. In addition, our Life Sciences segment was adversely affected in 2022 by continuing requirements to implement COVID-19 operational measures at clinical trial sites, which resulted in some clinical trials being delayed.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods as indicated (in millions):

	Years Ended December 31,
	2022	2021	Increase / (Decrease)
Revenue
Infrastructure	$1,594.3	$1,159.7	$434.6
Life Sciences	4.3	3.5	0.8
Spectrum	38.7	42.0	(3.3)
Total revenue	$1,637.3	$1,205.2	$432.1

Income (loss) from operations
Infrastructure	$57.5	$35.2	$22.3
Life Sciences	(20.1)	(19.9)	(0.2)
Spectrum	(3.8)	(0.8)	(3.0)
Other	(0.6)	(2.0)	1.4
Non-operating Corporate	(19.6)	(23.1)	3.5
Total income (loss) from operations	$13.4	$(10.6)	$24.0

Interest expense	(52.0)	(59.1)	7.1
Loss on extinguishment of debt	—	(12.5)	12.5
Loss from equity investees	(1.3)	(2.8)	1.5
Other (expense) income, net	(1.2)	4.3	(5.5)
Loss from continuing operations before income taxes	$(41.1)	$(80.7)	$39.6
Income tax expense	(0.9)	(5.6)	4.7
Loss from continuing operations	$(42.0)	$(86.3)	$44.3
Loss from discontinued operations (including net loss on disposal of $159.9 million for the year ended December 31, 2021)	—	(149.9)	149.9
Net loss	$(42.0)	$(236.2)	$194.2
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	6.1	8.7	(2.6)
Net loss attributable to INNOVATE Corp.	$(35.9)	$(227.5)	$191.6
Less: Preferred dividends and deemed dividends from conversions	4.9	2.2	2.7
Net loss attributable to common stockholders	$(40.8)	$(229.7)	$188.9

Revenue: Revenue for the year ended December 31, 2022 increased $432.1 million to $1,637.3 million from $1,205.2 million for the year ended December 31, 2021. The increase in revenue was primarily due to the Infrastructure segment, led by the contribution from Banker Steel, which was acquired on May 27, 2021, and the execution of larger projects resulting from strong market demand at DBMG's commercial structural steel fabrication and erection business, partially offset by decreases at DBMG's industrial maintenance and repair, and construction modeling and detailing businesses due to the completion of unrepeated large projects in 2021, and a net decrease in revenues at Spectrum driven by a decrease at Azteca partially offset by an increase in station revenue.

Income (loss) from operations: Income from operations for the year ended December 31, 2022 increased $24.0 million to income of $13.4 million from a loss of $10.6 million for the year ended December 31, 2021. The increase was primarily attributable to the increase in income from operations of $22.3 million from our Infrastructure segment as a result of the contribution from Banker Steel and increases at DBMG's commercial structural steel fabrication and erection business. The increase in income from operations was also attributable to an improvement of $3.5 million from our Non-operating Corporate segment, which had decreases in SG&A, and an improvement of $1.4 million from our Other segment, primarily due to a decrease in professional fees. Partially offsetting these improvements were increases in loss from operations from our Spectrum and Life Sciences segments of $3.0 million and $0.2 million, respectively. Our Spectrum segment experienced decreased revenue, increased support fees and license royalty at the Azteca network, which was partially offset by an increase at station group driven by an increase in revenue, decrease in SG&A, offset by an increase in cost of revenues from a higher station count and a decrease in income from FCC reimbursements.

Interest expense: Interest expense for the year ended December 31, 2022 decreased $7.1 million to $52.0 million from $59.1 million for the year ended December 31, 2021. The decrease was primarily attributable to a decrease in interest expense at our Non-Operating Corporate segment of $7.8 million as a result of the refinancing of the 2021 Senior Secured Notes in the first quarter of 2021, which decreased the average cost of capital and the total principal outstanding, offset slightly by a higher balance on the line of credit. In addition, a decrease in interest expense at our Spectrum segment, which was offset by increases in interest expense at our Infrastructure and Life Science segments, driven by increased outstanding principal balances and new debt, respectively.

Loss on extinguishment of debt: Loss extinguishment of debt was zero and $12.5 million for the years ended December 31, 2022 and 2021, respectively. The expense for the year ended December 31, 2021 was driven by the write-off of deferred financing costs and original issuance discount in connection with the refinancing of the 2021 Senior Secured Notes and the 2022 Convertible Notes in the first quarter of 2021, as well as the refinancing of Infrastructure debt in conjunction with the Banker Steel acquisition in the second quarter of 2021. There were no debt extinguishments for the year ended December 31, 2022.

Loss from equity investees: Loss from equity investees for the year ended December 31, 2022 decreased $1.5 million to $1.3 million from $2.8 million for the year ended December 31, 2021. The decrease in the loss from equity investees was driven by higher equity method income recorded from our investment in Triple Ring and lower equity method losses recorded from our equity investment in MediBeacon. Pansend's net carrying amount of its investment in MediBeacon, inclusive of a $5.0 million loan, was reduced to zero in the current year, as losses incurred exceeded Pansend's net basis in MediBeacon, resulting in fewer losses recognized than in the prior year. This was partially offset by the equity investment in HMN, as it produced lower income than in the prior year, which is generally attributable to the timing of project work.

Other (expense) income, net: Other (expense) income, net for the year ended December 31, 2022 decreased $5.5 million to an expense of $1.2 million from income of $4.3 million for the year ended December 31, 2021. Other expense, net for the year ended December 31, 2022 was primarily comprised of a deemed distribution loss related to a former subsidiary, CGIC, from a tax sharing arrangement and consolidation on the 2021 tax return, and a fair value adjustment to an investment in our Life Sciences segment. Refer to Note 10. Discontinued Operations and Exit Activities in the Consolidated Financial Statements for additional information on CGIC. Other income, net, for the year ended December 31, 2021 was primarily driven by the income recognized on a litigation settlement and a gain on embedded derivatives recorded at our Corporate segment in the prior year.

Income tax expense: Income tax expense for the year ended December 31, 2022 decreased $4.7 million to $0.9 million from $5.6 million for the years ended December 31, 2021. The income tax expense recorded for the year ended December 31, 2022 primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities, which was partially offset by the net tax savings of $3.1 million from the CGIC consolidation in the 2021 tax return, resulting in a partial release of the valuation allowance. Refer to Note 10. Discontinued Operations and Exit Activities in the Consolidated Financial Statements for additional information. The income tax expense recorded for the year ended December 31, 2021 primarily related to the tax expense as calculated under ASC 740 for taxpaying entities. The tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Segment Results of Operations

In the Company's Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs; (iii) asset impairment expense; (iv) accretion of asset retirement obligations; and (v) FCC reimbursements. Each table summarizes the results of operations of our operating segments and compares the amount of the change between the periods presented (in millions).

Infrastructure Segment

	Years Ended December 31,
	2022	2021	Increase / (Decrease)
Revenue	$1,594.3	$1,159.7	$434.6

Cost of revenue	1,392.5	1,001.6	390.9
Selling, general and administrative	123.9	103.5	20.4
Depreciation and amortization	21.0	19.1	1.9
Other operating (income) loss	(0.6)	0.3	(0.9)
Income from operations	$57.5	$35.2	$22.3

Revenue: Revenue for the year ended December 31, 2022 increased $434.6 million to $1,594.3 million from $1,159.7 million for the year ended December 31, 2021. The increase was primarily driven by the contribution from Banker Steel, which was acquired on May 27, 2021 and contributed $298.3 million of the increase in revenues, and the execution of large projects resulting from strong market demand at DBMG's commercial structural steel fabrication and erection business. The increases were partially offset by the industrial maintenance and repair, and construction modeling and detailing businesses due to the completion of unrepeated large projects in 2021.

Cost of revenue: Cost of revenue for the year ended December 31, 2022 increased $390.9 million to $1,392.5 million from $1,001.6 million for the year ended December 31, 2021. Higher levels of revenue contributed to the increase in cost of revenue; primarily driven by DBMG's commercial structural steel fabrication and erection business from the execution of large projects and Banker Steel, which contributed $272.1 million of the increase in cost of revenue. The increases were partially offset by the industrial maintenance and repair, and construction modeling and detailing businesses due to the completion of unrepeated large projects in 2021.

Selling, general and administrative: Selling, general and administrative expense ("SG&A") for the year ended December 31, 2022 increased $20.4 million to $123.9 million from $103.5 million for the year ended December 31, 2021. The increase in SG&A was largely driven by Banker Steel, which contributed approximately $5.9 million of the increase in SG&A. The increase was also attributable to costs from a one-time internal operational restructuring project and other streamlining activities in the current year, increases in salaries and wages, bonus expense and travel costs. Refer to Footnote 10. Discontinued Operations and Exit Activities in the Consolidated Financial Statements for additional information related to the one-time restructuring costs.

Depreciation and amortization: Depreciation and amortization for the year ended December 31, 2022 increased $1.9 million to $21.0 million from $19.1 million for the year ended December 31, 2021. The increase was primarily due to the additional amortization and depreciation of assets obtained in the acquisition of Banker Steel in May 2021, which contributed $2.4 million of the increase. The increase was partially offset by runoff of depreciation expense related to fully depreciated assets.

Other operating (income) loss: Other operating income from our Infrastructure segment for the year ended December 31, 2022 increased $0.9 million to income of $0.6 million from a loss of $0.3 million for the year ended December 31, 2021. The improvement was primarily driven by a gain on disposal of an asset in the current year.

Life Sciences Segment

	Years Ended December 31,
	2022	2021	Increase / (Decrease)
Revenue	$4.3	$3.5	$0.8

Cost of revenue	3.5	2.5	1.0
Selling, general and administrative	20.6	20.7	(0.1)
Depreciation and amortization	0.3	0.2	0.1
Loss from operations	$(20.1)	$(19.9)	$(0.2)

Revenue: Revenue for the year ended December 31, 2022 increased $0.8 million to $4.3 million from $3.5 million for the year ended December 31, 2021. The increase in revenue was attributable to R2, which was driven by additional revenues from the launch of Glacial Spa systems and consumables outside the U.S. at the end of 2021, an increase in Glacial Rx system sales outside the U.S., and an increase in consumable sales in the U.S. This was partially offset by a decrease in Glacial Rx system sales within the U.S., as the comparable period benefited from a backlog of pre-orders due to the second quarter 2021 launch, which resulted in additional revenue recognition when those systems were shipped in 2021.

Cost of revenue: Cost of revenue for the year ended December 31, 2022 increased $1.0 million to $3.5 million from $2.5 million for the year ended December 31, 2021. The increase in cost of revenue was attributable to the increase in revenues as well as changes in the product mix and geographical market.

Spectrum Segment

	Years Ended December 31,
	2022	2021	Increase / (Decrease)
Revenue	$38.7	$42.0	$(3.3)

Cost of revenue	19.9	17.4	2.5
Selling, general and administrative	15.5	19.1	(3.6)
Depreciation and amortization	5.8	6.0	(0.2)
Other operating loss	1.3	0.3	1.0
Loss from operations	$(3.8)	$(0.8)	$(3.0)

Revenue: Revenue from our Spectrum segment for the year ended December 31, 2022 decreased $3.3 million to $38.7 million from $42.0 million for the year ended December 31, 2021. The decrease was primarily driven by a decrease in advertising revenues at the Azteca network, which decreased from $23.4 million to $19.1 million, due to a decreased footprint and declines in paid programming. This was partially offset by an increase in station revenues, which increased from $18.6 million to $19.6 million, due to the launch of new customers and an increase in the number of operating stations.

Cost of revenue: Cost of revenue for the year ended December 31, 2022 increased $2.5 million to $19.9 million from $17.4 million for the year ended December 31, 2021. The overall increase was primarily due to increases in rent, facility and infrastructure costs related to a higher station count, and an increase in expenses at the Azteca network, which increased from $7.1 million to $7.8 million, primarily as a result of license royalty expense incurred under the PLA, which started in the first quarter of 2022.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2022 decreased $3.6 million to $15.5 million from $19.1 million for the year ended December 31, 2021. The decrease was primarily driven by decreases in: legal expenses, severance expense, stock compensation, salaries and wages, and professional fees. The decreases in SG&A were partially offset by an increase in SG&A expenses at the Azteca network, which increased from $8.1 million to $8.4 million, primarily driven by shutdown termination costs and higher marketing costs, partially offset by decrease in commissions and salaries and benefits.

Other operating loss: Other operating loss for the year ended December 31, 2022 increased $1.0 million to $1.3 million from $0.3 million for the year ended December 31, 2021. The increase in loss was primarily related to a decrease in FCC reimbursements, impairment charges in the current year related to the HC2 Network PLA due to a decline in performance. This was partially offset by fewer right-of-use asset impairments in the current year.

Non-operating Corporate

	Years Ended December 31,
	2022	2021	Increase / (Decrease)
Selling, general and administrative	$19.5	$23.0	$(3.5)
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(19.6)	$(23.1)	$3.5

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2022 decreased $3.5 million to $19.5 million from $23.0 million for the year ended December 31, 2021. The decrease was driven by a decrease in disposition and acquisition expenses, bonus expense, legal expense, unrepeated proxy related expenses and a settlement expense for the Company's former CEO accrued in the prior year. This was partially offset by an increase in severance for the current year related to the Company's former Chief Legal Officer, increases in professional fees, and other compensation related items.

(Loss) Income from Equity Investees

	Years Ended December 31,
	2022	2021	Increase / (Decrease)
Life Sciences	$(6.2)	$(8.1)	$1.9
Other	4.9	5.3	(0.4)
(Loss) from equity investees	$(1.3)	$(2.8)	$1.5

Life Sciences: Loss from equity investees within our Life Sciences segment for the year ended December 31, 2022 decreased $1.9 million to $6.2 million from $8.1 million for the year ended December 31, 2021. The decrease in loss was primarily due to net higher equity method income recorded from our investment in Triple Ring and lower equity method losses recorded from our equity investment in MediBeacon. Pansend's net carrying amount of its investment in MediBeacon, inclusive of a $5.0 million loan, was reduced to zero in the current year, as losses incurred exceeded Pansend's net basis in MediBeacon, resulting in fewer losses recognized than in the prior year. MediBeacon experienced increased expenses as it performed its US Pivotal Study of the TGFR in 2022 to study the viability of real-time, direct monitoring of kidney function.

Other: Income from equity investees within our Other segment for the year ended December 31, 2022 decreased $0.4 million to $4.9 million from $5.3 million for the year ended December 31, 2021. The decrease was driven by the equity investment in HMN, as it produced lower income than in the prior year, which is generally attributable to the timing of project work.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; loss on extinguishment of debt; income tax expense (benefit); noncontrolling interest; share-based compensation expense; restructuring and exit costs; non-recurring items; costs associated with the COVID-19 pandemic; and acquisition and disposition costs.

(in millions)	Year ended December 31, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$29.2	$(19.2)	$(13.3)	$(35.3)	$2.7	$(35.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	21.0	0.3	5.8	0.1	—	27.2
Depreciation and amortization (included in cost of revenue)	15.0	—	—	—	—	15.0
Other operating (income) loss	(0.6)	—	1.3	—	—	0.7
Interest expense	10.1	0.8	7.4	33.7	—	52.0
Other (income) expense, net	(1.0)	0.4	3.9	(1.9)	(0.2)	1.2
Income tax expense (benefit)	16.5	—	(0.1)	(16.2)	0.7	0.9
Noncontrolling interest	2.8	(8.2)	(1.9)	—	1.2	(6.1)
Share-based compensation expense	—	0.5	—	1.9	—	2.4
Restructuring and exit costs	6.5	—	0.7	—	—	7.2
Acquisition and disposition costs	2.2	—	0.7	1.0	(0.4)	3.5
Adjusted EBITDA	$101.7	$(25.4)	$4.5	$(16.7)	$4.0	$68.1

(in millions)	Year ended December 31, 2021
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net loss attributable to INNOVATE Corp.						$(227.5)
Less: Discontinued operations						(149.9)
Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations	$16.9	$(19.8)	$(12.9)	$(64.2)	$2.4	$(77.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	19.1	0.2	6.0	0.1	—	25.4
Depreciation and amortization (included in cost of revenue)	12.2	—	—	—	—	12.2
Other operating loss	0.4	—	0.2	—	—	0.6
Interest expense	8.5	—	9.2	41.4	—	59.1
Other (income) expense, net	(4.0)	—	3.9	(4.2)	—	(4.3)
Loss on extinguishment of debt	1.5	—	1.0	10.0	—	12.5
Income tax expense (benefit)	10.5	—	0.3	(6.1)	0.9	5.6
Noncontrolling interest	1.8	(8.2)	(2.3)	—	—	(8.7)
Share-based compensation expense	—	0.2	0.6	1.6	—	2.4
Nonrecurring items	0.5	—	—	0.5	—	1.0
COVID-19 costs	8.6	—	—	—	—	8.6
Acquisition and disposition costs	2.4	—	0.9	2.9	0.9	7.1
Adjusted EBITDA	$78.4	$(27.6)	$6.9	$(18.0)	$4.2	$43.9

Infrastructure: Net income from our Infrastructure segment for the year ended December 31, 2022 increased $12.3 million to $29.2 million from $16.9 million for the year ended December 31, 2021. Adjusted EBITDA from our Infrastructure segment for the year ended December 31, 2022 increased $23.3 million to $101.7 million from $78.4 million for the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily driven by the revenue increases combined with improvement in contribution from Banker Steel and our fabrication and erection business as a result of larger jobs with increased profits in the current year, and the completion of lower margin projects sold in the first half of 2021. The increase in Adjusted EBITDA was partially offset by an increase in SG&A, driven by Banker Steel, which was acquired in May of 2021, and to support the growth of the business, as well as reduced contributions from the construction modeling and detailing, and industrial maintenance and repair businesses due to the completion of unrepeated large projects in 2021. The increase in Adjusted EBITDA was also partially offset by an increase in SG&A, largely from Banker Steel, and to support the growth in the business. Refer to Footnote 10. Discontinued Operations and Exit Activities in the Consolidated Financial Statements for additional information related to the one-time restructuring costs.

Life Sciences: Net loss from our Life Sciences segment for the year ended December 31, 2022 decreased $0.6 million to $19.2 million from $19.8 million for the year ended December 31, 2021. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2022 decreased $2.2 million to $25.4 million from $27.6 million for the year ended December 31, 2021. The improvement was primarily driven by an increase in equity method income recorded for Pansend's investment in Triple Ring and a decrease in the equity method losses recorded for Pansend's investment in MediBeacon. Pansend's net carrying amount of its investment in MediBeacon, inclusive of a $5.0 million loan was reduced to zero in the current year, as losses incurred exceeded Pansend's net basis in MediBeacon, resulting in fewer losses recognized than in the comparable period.

Spectrum: Net loss from our Spectrum segment for the year ended December 31, 2022 increased $0.4 million to $13.3 million from $12.9 million for the year ended December 31, 2021. Adjusted EBITDA from our Spectrum segment for the year ended December 31, 2022 decreased $2.4 million to $4.5 million from $6.9 million for the year ended December 31, 2021. The overall decrease in Adjusted EBITDA was primarily driven by the decrease in revenue at the Azteca network driven by a decreased footprint and a decline in paid programming, an increase in station costs as a result of new station builds, as well as an increase in expenses at the Azteca network as a result of higher support fees and license royalty expense incurred under the PLA, which started in the first quarter of 2022. This was partially offset by decreases in severance expense, salaries and wages, commissions and legal expenses, as well as higher station revenues as the station group launched new customers and grew the number of its operating stations.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the year ended December 31, 2022 decreased $28.9 million to $35.3 million from $64.2 million for the year ended December 31, 2021. Adjusted EBITDA loss from our Non-operating Corporate segment for the year ended December 31, 2022 decreased $1.3 million to $16.7 million from $18.0 million for the year ended December 31, 2021. The decrease in Adjusted EBITDA loss was driven by a decrease in bonus expense, legal expense, as well as the settlement expense for the Company's former CEO accrued in the prior period. This was partially offset by increased professional fees, additional severance expense in the current period related to the former Chief Legal Officer, and other compensation related items.

Other and Eliminations: Net income from our Other and Eliminations segment for the year ended December 31, 2022 increased $0.3 million to $2.7 million from $2.4 million for the year ended December 31, 2021. Adjusted EBITDA from our Other segment for the year ended December 31, 2022 decreased $0.2 million to $4.0 million from $4.2 million for the year ended December 31, 2021. The decrease in Adjusted EBITDA for our Other and Eliminations segment was primarily driven by our equity investment in HMN, as it produced lower income than in the prior year, which is generally attributable to the timing of project work.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Years Ended December 31,
	2022	2021	Increase / (Decrease)
Infrastructure	$101.7	$78.4	$23.3
Life Sciences	(25.4)	(27.6)	2.2
Spectrum	4.5	6.9	(2.4)
Non-Operating Corporate	(16.7)	(18.0)	1.3
Other and Eliminations	4.0	4.2	(0.2)
Adjusted EBITDA	$68.1	$43.9	$24.2

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

Infrastructure Segment

As of December 31, 2022, DBMG's backlog was $1,782.3 million, consisting of $1,536.3 million under contracts or purchase orders and $246.0 million under letters of intent or notices to proceed. Approximately $927.2 million, representing 52.0% of DBMG’s backlog as of December 31, 2022, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $10.4 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes and Revolving Credit Agreement, dividend payments on its Preferred Stock and recurring operational expenses.

As of December 31, 2022, the Company had $80.4 million of cash and cash equivalents, excluding restricted cash, compared to $45.5 million as of December 31, 2021. On a stand-alone basis, as of December 31, 2022, the Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $9.1 million compared to $22.0 million at December 31, 2021.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, over-the-air ("OTA") broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of December 31, 2022, the Company had $725.3 million of principal indebtedness on a consolidated basis compared to $630.8 million as of December 31, 2021, an increase of $94.5 million, which was primarily due to a $77.3 million increase in DBMG's Line of Credit to fund working capital requirements, partially offset by principal payments on outstanding debt and repayment of certain instruments.

On a stand-alone basis, as of December 31, 2022 and December 31, 2021, the Non-Operating Corporate segment had indebtedness of $401.8 million and $390.0 million, respectively, an increase of $11.8 million, driven by an increase in the amount drawn under our Revolving Credit Agreement of $15.0 million, partially offset by the $3.2 million repayment of the 2022 Convertible Note upon maturity. As of December 31, 2022, our Non-Operating Corporate segment's stand-alone indebtedness consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, and $20.0 million aggregate principal amount drawn on its Revolving Credit Agreement. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes and quarterly interest payments on the Revolving Credit Agreement.

We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received $17.6 million in tax sharing and $13.7 million in dividends from its Infrastructure segment for the year ended December 31, 2022.

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

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and lease commitments) and other cash needs for our operations for at least the next twelve months from the issuance of the Consolidated Financial Statements through a combination of available cash and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute the holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Capital Expenditures

Capital expenditures for the periods indicated are set forth in the table below (in millions):

	Years Ended December 31,
	2022	2021
Infrastructure	$16.5	$18.3
Life Sciences	0.8	0.5
Spectrum	3.3	5.3
Non-operating Corporate	0.1	—
Total	$20.7	$24.1

Indebtedness

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the 2021 Senior Secured Notes and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1 and August 1 of each year. For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

2026 Convertible Notes - Terms and Conditions

As of December 31, 2022, we had $51.8 million 2026 Convertible Notes outstanding. The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1 and August 1 of each year. For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"). The Revolving Credit Agreements has a maximum commitment of $20.0 million, all of which had been drawn as of December 31, 2022. The Revolving Credit Agreement has a maturity date of February 23, 2024 and accrues interest at a rate of 5.75% per year, which is paid quarterly. For additional information on the terms and conditions of the Revolving Credit Facility, including guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Infrastructure

As of December 31, 2022, our Infrastructure segment had an aggregate principal amount of outstanding debt of $243.0 million. On August 2, 2022, DBMG negotiated and finalized an amendment to its UMB Revolving Line which included a retrospective change to the terms of the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things. Refer to Note 13. Debt Obligations to the Consolidated Financial Statements included elsewhere in this Annual Report on the Form 10-K for additional details regarding the indebtedness of our Infrastructure segment, which is incorporated herein by reference.

Life Sciences

On June 27, 2022, R2 Technologies issued a $0.5 million short-term 90-day 12.0% bridge financing loan with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, the Chairman of the INNOVATE's Board of Directors. On July 13, 2022, R2 Technologies entered into a note purchase agreement with Lancer. The note payable bears interest at 12.0% per annum and was funded in two tranches. The first tranche of $5.0 million closed on July 13, 2022, and included the settlement of a $0.5 million short-term 90-day 12.0% bridge financing loan made on June 27, 2022 by Lancer, and an additional $4.5 million in cash. The second tranche of $5.0 million closed on August 8, 2022.

On December 13, 2022, R2 Technologies closed on an additional $0.8 million 18.0% note with Lancer Capital, LLC. In addition, the maturity date on the existing $10.0 million note was amended to the earlier of March 31, 2023 or within five business days after the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. All other terms were substantially unchanged. Subsequent to year end, on February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million and an additional 18% $0.4 million note with Lancer, respectively.

As of December 31, 2022, our Life Sciences segment has aggregate principal outstanding debt of $10.8 million.

Spectrum

On November 28, 2022, Broadcasting entered into a Sixth Omnibus Amendment to Secured Notes, extending the maturity date of $52.2 million of its Senior Secured Notes from November 30, 2022, to December 30, 2022. The terms of the notes were otherwise substantially unchanged.

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, HC2 Broadcasting had accrued interest and other fees $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and accrued interest and fees of $17.5 million were capitalized into the principal balance with the transaction accounted for as a debt modification event. The new effective interest rates on the notes range from 12.8% to 19.6%. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities. Interest is capitalized and payable upon maturity of the principal.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes, HC2 Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc., or approximately 12% of diluted equity, held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Noncontrolling interest of $3.1 million.

As of December 31, 2022, our Spectrum segment has aggregate principal outstanding debt of $69.7 million.

Refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding the indebtedness of our Life Sciences and Spectrum segments.

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
The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of December 31, 2022, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of December 31, 2022, the Company was in compliance with this covenant.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

The Company has conducted its operations in a manner that resulted in compliance with the Secured Indenture; however, compliance with certain financial covenants for future periods may depend on the Company or one or more of the Company’s subsidiaries undertaking one or more non-operational transactions, such as the management of operating cash outflows, a monetization of assets, a debt incurrence or refinancing, the raising of equity capital, or similar transactions. If the Company is unable to remain in compliance and does not make alternate arrangements, an event of default would occur under the Company’s Secured Indenture which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance the Company will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Secured Indenture or, even if the Company completes any such transaction, that it will be able to maintain compliance for any subsequent period.

The UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement.

As of December 31, 2022, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities and the amount of the respective changes between the years (in millions):

	December 31,		Increase / (Decrease)
	2022	2021
Cash used in continuing operating activities	$(9.5)	$(6.5)	$(3.0)
Cash provided by discontinued operating activities	—	33.5	(33.5)
Cash (used in) provided by operating activities	(9.5)	27.0	(36.5)

Cash used in continuing investing activities	(22.5)	(1.9)	(20.6)
Cash used in discontinued investing activities	—	(221.3)	221.3
Cash used in investing activities	(22.5)	(223.2)	200.7

Cash provided by continuing financing activities	68.1	11.9	56.2
Cash used in discontinued financing activities	—	(7.6)	7.6
Cash provided by financing activities	68.1	4.3	63.8

Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	(1.3)	(0.1)
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	$34.7	$(193.2)	$227.9
Less: Net decrease in cash and cash equivalents from discontinued operations	—	(195.4)	195.4
Net change in cash, cash equivalents and restricted cash	$34.7	$2.2	$32.5

Operating Activities

Cash used in continuing operating activities was $9.5 million for the year ended December 31, 2022, as compared to $6.5 million for the year ended December 31, 2021. The $3.0 million increase in cash used in operating activities was primarily due to working capital changes (primarily from accounts receivable, contract assets, contract liabilities, accrued liabilities and accounts payable) at our Infrastructure segment. These fluctuations resulted from changes in revenue resulting from the timing and volume of work performed, variability in the timing of customer billings, management of collection of receivables and settlement of payables, primarily from the increased activity as a result of the acquisition of Banker Steel at the end of May 2021 and growth of the business. The net decrease from changes in operating assets and liabilities was significantly offset by a decrease in net loss from improved operations.

Investing Activities

Cash used in continuing investing activities was $22.5 million for the year ended December 31, 2022 as compared to $1.9 million for the year ended December 31, 2021, an increase of $20.6 million. Capital expenditures for the year ended December 31, 2022 were $20.7 million, or $18.7 million, net of disposals, as compared to $24.1 million, or $10.9 million, net of disposals for the year ended December 31, 2021, for a net increase in cash used in investing activities from PP&E of $7.8 million, primarily as a result of unrepeated sales of non-core assets at our Spectrum segment in 2021. In addition, during the year ended December 31, 2022, our Life Sciences segment paid $4.5 million to purchase an additional convertible note from MediBeacon, whereas during the year ended December 31, 2021, we sold Continental and Beyond6 for aggregate net proceeds and dividends received of $136.5 million and we paid $128.5 million for the acquisition of Banker Steel.

Financing Activities

Cash provided by continuing financing activities was $68.1 million for the year ended December 31, 2022 as compared to $11.9 million for the year ended December 31, 2021, an increase of $56.2 million. The increase was driven primarily by a net increase of $61.1 million in credit facility related activity. Cash provided by financing activities for the year ended December 31, 2022 relates primarily to: our Infrastructure segment's increase on its revolving line of credit to fund working capital requirements on larger, more complex jobs, which provided $76.6 million in net proceeds, net of deferred financing charges; an increase on the Corporate credit facility of $15.0 million; and $10.8 million in proceeds from a short-term note at R2 from Lancer Capital; partially offset by: $28.3 million in principal payments on debt obligations; $5.2 million for payments for dividends; and $0.7 million for other financing activities. Cash provided by financing activities for the year ended December 31, 2021 was primarily due to: the 2021 refinancing of the Infrastructure notes in conjunction with the acquisition of Banker Steel; financing activities at our Life Sciences segment related to the $10.0 million investment by Huadong into R2 in the first quarter of 2021; and cash received by subsidiary to purchase preferred stock of $10.5 million; which was partially offset by: cash paid for the redemption of preferred stock of $10.4 million; $13.5 million for payments to noncontrolling interests; $2.9 million in payments for dividends; and $1.3 million for other financing activities.

Discontinued Operations

Cash from discontinued operations was zero for the year ended December 31, 2022 as compared to cash used by discontinued operations of $195.4 million for the year ended December 31, 2021. The $195.4 million decrease in cash used was primarily due to the 2021 sales of the Insurance segment and Beyond6, which did not have any activity in the current period.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2022 debt balance, DBMG anticipates that its interest payments will be approximately $3.0 million each quarter of 2023.

Off- Balance Sheet Arrangements

We may enter into certain off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet transactions may include, but are not limited to: leases that have not yet commenced, liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety, performance or payment bonds entered into in the normal course of business, and liabilities associated with multi-employer pension plans. Refer to Note 11. Leases, Note 15. Commitments and Contingencies and 16. Employee Retirement Plans to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on leases, letters of credit and performance and/or payment bonds, and multi-employer pension plans, respectively, which notes are incorporated herein by reference.

Discontinued Operations

For the year ended December 31, 2021, Beyond6 and CIG were reported in discontinued operations. Accordingly, revenue, costs, and expenses of the discontinued operations were excluded from continuing operations. Cash flows from discontinued operations are reported in the Statement of Cash Flows as a separate line item within the Operating, Investing and Financing activities sections for each year presented. Refer to Note 10. Discontinued Operations and Exit Activities to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on discontinued operations. In the absence of cash flows from the discontinued operations, the Company does not expect there to be an impact on liquidity at the Company.

New Accounting Pronouncements

For information on new accounting pronouncements refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which note is incorporated herein by reference.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee. Following is a review of the more significant assumptions and estimates used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which discusses our significant accounting policies and is incorporated herein by reference.

Revenue Recognition - Estimated Costs to Complete

With respect to our Infrastructure segment (DBM Global Inc.), we recognize a significant portion of our revenue over time using the input method to measure the progress of costs incurred for our service and construction contracts. DBM Global Inc. performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The nature of the projects does not provide measurable value to the customer over time and control does not transfer to the customer at discrete points in time. The customer receives value over the term of the project based on the amount of work that has been completed towards the delivery of the completed project. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when we and a customer or general contractor have agreed on both the scope and price of changes, the work has commenced, it is probable that the costs of the changes will be recovered and that realization of revenue exceeding the costs is assured beyond a reasonable doubt. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which a loss on a contract becomes determinable.

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities. Applicable U.S. Generally Accepted Accounting Principles ("GAAP") requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. A key component of this analysis includes an calculation of fair value of the embedded derivative instrument, which is performed using inputs that require estimates that management believes are reasonable, such as the projected risk free and volatility rates. These estimates impacting fair value could materially differ if unanticipated events impacting inputs to the fair value such as the risk free or volatility rates unfold differently than anticipated.

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

Refer to Note 14. Income Taxes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further information.

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

We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. Fair value is determined based on discounted cash flow analyses. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average cost of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired. The amount of the impairment is the difference between the carrying value of the goodwill and the "implied" fair value, which is calculated as if the reporting unit had just been acquired and accounted for as a business combination.

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

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 19. Related Parties to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

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
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, and Revolving Credit Agreement, the Certificates of Designation governing INNOVATE’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 13. Debt Obligations to our Consolidated Financial Statements included in this Annual Report on Form 10-K and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
•the effect of the novel coronavirus (“COVID-19”) pandemic and related governmental responses on our business, financial condition and results of operations;
•our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;
•our dependence on certain key personnel;
•our possible inability to hire and retain qualified executive management, sales, technical and other personnel;
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
•our ability to effectively increase the size of our organization, if needed, and manage our growth
•the impact of expending significant resources in considering acquisition targets or business opportunities that are not consummated;
•our expectations and timing with respect to our ordinary course acquisition activity and whether such acquisitions are accretive or dilutive to stockholders;
•the effect any interests our officers, directors, stockholders and their respective affiliates may have in certain transactions in which we are involved
•uncertain global economic conditions in the markets in which our operating segments conduct their businesses;
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
•the ability of our operating segments to attract and retain customers;
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
•the possibility of indemnification claims arising out of divestitures of businesses; and
•our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all.

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
•the impact of inflationary pressures;
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
•its ability to settle or negotiate unapproved change orders and claims;
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
•governmental regulation in the healthcare industry: and
•our Life Science's segment possible inability to raise additional capital when needed or refinance its existing debt, on attractive terms, or at all.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index are included in Item 15 of this report. Refer to the Index to the Consolidated Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-4 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

The information required by Part III will be provided in our definitive proxy statement for our 2023 annual meeting of stockholders ("2023 Proxy Statement"), which is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as Part of This Report:

1) Index to Consolidated Financial Statements

2) Financial Statement Schedules

Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(3) Exhibit Index

The following is a list of exhibits filed (including those incorporated by reference) or furnished as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1
Fourth Amended and Restated Limited Liability Company Agreement of Global Marine Holdings, LLC, dated as of November 30, 2017, by and among Global Marine Holdings, LLC and the Members party thereto (incorporated by reference to Exhibit 2.1 to INNOVATE's Current Report on Form 8-K, filed on November 30, 2017) (File No. 001-35210).

2.2
Merger Agreement, dated as of May 2, 2018, by and among Janssen Biotech, Inc., Dogfish Merger Sub, Inc., Benevir Biopharm, Inc., and Shareholder Representative Services LLC, as holder representative (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

2.3
Share Purchase Agreement dated January 30, 2020, by and among New Saxon 2019 Limited, Trafalgar Acquisition Co., Ltd. and Global Marine Holdings, Limited (solely for purposes of Section 2.04(a), Section 6.01, Section 6.02, Section 6.03, Section 6.07 and Article X) (incorporated by reference to Exhibit 2.1 to INNOVATE's Current Report on Form 8-K, filed on January 30, 2020) (File No. 001-35210).

2.4
Agreement and Plan of Merger, dated as of December 30, 2020, by and among Beyond6, Inc., Greenfill Inc., Greenfill Merger, Inc., and INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 on INNOVATE's Current Report on Form 8-K, filed December 31, 2020) (File No. 001-35210).

2.5
First Amendment to Agreement and Plan of Merger, dated as of January 15, 2021, by and among Beyond6, Inc., Greenfill Inc., Greenfill Merger, Inc., and INNOVATE Corp (f/k/a HC2 Holdings, Inc.), solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by INNOVATE on January 19, 2021) (File No. 021-35210)

2.6
Membership Interest Purchase Agreement, dated March 12, 2021 by and among DBM Global Inc., Bridge Fabrication Banker Holdings LLC, The Banker Family Irrevocable Trust #3 U/A/D December 22, 2009, Chesley F. McPhatter, III, Richard Plant and Bridge Fabrication Banker Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by INNOVATE on March 15, 2021) (File No. 021-35210)

2.7
First Amendment to Membership Interest Purchase Agreement, dated May 25, 2021 by and among DBM Global Inc., Bridge Fabrication Banker Holdings LLC, The Banker Family Irrevocable Trust #3 U/A/D December 22, 2009, Chesley F. McPhatter, III, Richard Plant and Bridge Fabrication Banker Holdings LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by INNOVATE on May 27, 2021) (File No. 021-35210)

2.8
Stock Purchase Agreement, dated March 26, 2021, by and among INNOVATE Corp 2 (f/k/a HC2 Holdings 2, Inc.), Continental Insurance Group, Ltd. and Continental General Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by INNOVATE on March 29, 2021) (File No. 021-35210)

3.1
Second Amended and Restated Certificate of Incorporation of INNOVATE Corp (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 3.1 to INNOVATE’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

3.2
Certificate of Ownership and Merger Merging PTGI Name Change, Inc. into Primus Telecommunications Group, Incorporated (incorporated by reference to Exhibit 3.1 to INNOVATE’s Current Report on Form 8-K, filed on October 18, 2013) (File No. 001-35210).

3.3
Certificate of Ownership and Merger Merging HC2 Name Change, Inc. into PTGI Holding, Inc. (incorporated by reference to Exhibit 3.1 to INNOVATE’s Current Report on Form 8-K, filed on April 11, 2014) (File No. 001-35210).

3.4
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 3.1 to INNOVATE’s Current Report on Form 8-K, filed on June 18, 2014) (File No. 001-35210).

3.5
Certificate of Amendment No. 2 to Second Amended and Restated Certificate of Incorporation of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 3.1 on INNOVATE's Current Report on Form 10-K, filed on November 23, 2020 (File No. 001-35210).

3.6
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), as filed with the Secretary of State of Delaware on August 18, 2021, with an effective date of September 20, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 021-35210)

3.7
Fourth Amended and Restated By-Laws of INNOVATE Corp (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 3.1 to INNOVATE's Current Report on Form 8-K, filed on February 25, 2019) (File No. 001-35210).

3.8
Amendment #1 to Fourth Amended and Restated By-Laws of INNOVATE Corp., effective September 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 021-35210)

3.9
Certificate of Designations of Series B Preferred Stock, dated August 30, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.1
Indenture, dated as of November 20, 2018, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to INNOVATE's Current Report on Form 8-K, filed on November 21, 2018) (File No. 001-35210).

4.2
Amended and Restated Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBM Global Intermediate Holdco Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 021-35210)

4.3
Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting Inc. ("HC2 Broadcasting"), HC2 Network Inc. ("HC2 Network") (collectively the "Subsidiary Borrowers"), HC2 Broadcasting Intermediate Holdings Inc. ("HC2 Intermediate") (the "Intermediate Parent"), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers"), and MSD PCOF Partners XVIII, LLC ("MSD") (incorporated by reference to Exhibit 4.12 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

4.4
Amended and Restated Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting, HC2 Network (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC"). (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC") (incorporated by reference to Exhibit 4.13 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

4.5
First Omnibus Amendment to Secured Notes and Intercreditor Agreement by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 4.1 to INNOVATE’s Quarterly Report on Form 10-Q, filed on May 11, 2020) (File No. 001-35210)

4.6
First Supplemental Indenture dated August 19, 2020, between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of INNOVATE's Quarterly Report on Form 10-Q, filed on November 9, 2020) (File No. 001-35210).

4.7
Indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 021-35210)

4.8
Form of 8.500% senior secured notes due 2026 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 021-35210)

4.9
Indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 021-35210)

4.10
Form of 7.5% convertible senior notes due 2026 (included in exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 021-35210)

4.11
Certificate of Designation of Series A-3 Convertible Participating Preferred Stock of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 021-35210)

4.12
Certificate of Designation of Series A-4 Convertible Participating Preferred Stock of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 021-35210)

4.13	Tax Benefits Preservation Plan, dated August 30, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.14
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

4.15
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210).

10.1^	INNOVATE Corp. (f/k/a HC2 Holdings Inc.) 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to INNOVATE’s Definitive Proxy Statement, filed on April 30, 2014) (File No. 001-35210)

10.2^	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 on INNOVATE’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.3^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 on INNOVATE’s Current Report on Form 8-K, filed on September 22, 2014) (File No. 001-35210)

10.4^
Amended and Restated Employment Agreement, effective as of November 25, 2020, by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Wayne Barr, Jr. (incorporated by reference to Exhibit 10.1 on INNOVATE's Current Report on Form 8-K, filed on November 30, 2020) (File No. 001-35210).

10.5^
Employment Agreement dated as of March 1, 2015, by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Suzi R. Herbst (incorporated by reference to Exhibit 10.54 to INNOVATE's Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

10.6^
Employment Agreement dated as of September 11, 2017, by and between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and Joseph Ferraro (incorporated by reference to Exhibit 10.1 to INNOVATE's Quarterly Report on Form 10-Q, filed on November 8, 2017) (File No. 001-35210).

10.7^
Employment Agreement, dated May 20, 2015, by and between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and Michael Sena (incorporated by reference to Exhibit 10.2 on INNOVATE’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210).

10.8^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on INNOVATE’s Quarterly Report on Form 10-Q, filed on August 9, 2016) (File No. 001-35210).

10.9^
Revised Form of Indemnification Agreement of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 10.1 on INNOVATE’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210).

10.10^	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on June 14, 2017) (File No. 001-35210).

10.11^
INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit B to the INNOVATE Definitive Proxy Statement filed on April 26, 2017) (File No. 001-35210)

10.12
Securities Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., John N. Kyle II, Kristina C. Bruni, King Forward, Inc., Equity Trust Co FBO John N. Kyle, Tiger Eye Licensing L.L.C., Bella Spectra Corporation, Kim Ann Dagen and Michael S. Dagen, Trustees of the Kim Ann Dagen Revocable Living Trust Agreement dated March 2, 1999, Madison Avenue Ventures, LLC, Paul Donner, Reeves Callaway, Don Shalhub, Shalhub Medical Investments PA, Tipi Sha, LLC, Luis O. Suau, Irwin Podhajser and Humberto Garriga (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.13
Investor Rights Agreement dated as of June 27, 2017 between DTV Holding Inc., DTV America Corporation and other signatories party thereto (incorporated by reference to Exhibit 10.2 to INNOVATE's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.14
Asset Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., King Forward, Inc., Tiger Eye Broadcasting Corporation, Tiger Eye Licensing L.L.C. and Bella Spectra Corporation (incorporated by reference to Exhibit 10.3 to INNOVATE's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210).

10.15^
INNOVATE Corp (f/k/a HC2 Holdings, Inc.) Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to INNOVATE's Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210).

10.16
Second Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of September 20, 2017, by and among INNOVATE Corp 2 (f/k/a HC2 Holdings 2, Inc.), David Present and Cherine Plumaker (incorporated by reference to Exhibit 10.2 to INNOVATE's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

10.17
Securities Purchase Agreement, by and between DBM Global Inc. and DBM Global Intermediate Holdco Inc., dated November 30, 2018 (incorporated by reference to Exhibit 2.3 to INNOVATE's Current Report on Form 8-K, filed on December 4, 2018) (File No. 001-35210).

10.18
Ninth Amended and Restated Agreement Re: Secured Notes dated October 24, 2019, among HC2 Station, HC2 LPTV, HC2 Network, HC2 Broadcasting, GALIC, GAIC and MSD (incorporated by reference to Exhibit 10.38 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

10.19
Investment Agreement, dated as of September 9, 2020, by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Lancer Capital, LLC (incorporated by reference to Exhibit 10.1 on INNOVATE's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.20
Form of Registration Rights Agreement by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 (included in Exhibit 10.1) on INNOVATE's Current Report on Form 8-K, filed on September 9, 2020 (File No. 021-35210).

10.21
Third Omnibus Amendment to Secured Notes and Second Amendment to Intercreditor Agreement by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.3 on INNOVATE's Current Report on Quarterly Report on Form 10-Q filed on November 9, 2020) (File No. 001-35210).

10.22
Credit Agreement, dated as of May 27, 2021, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 thereto, the Lenders, which are party thereto from time to time and UMB Bank, n.a., a national banking association, as Letter of Credit Issuer and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on May 27, 2021) (File No. 021-35210),

10.23
INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) Preferred Support Agreement, dated July 1, 2021, by and among INNOVATE Corp., Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on July 1, 2021) (File No. 021-35210)

10.24
DBM Common Support Agreement, dated July 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on July 1, 2021 (File No. 021-35210),

10.25
Form of Exchange Agreement, dated July 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 021-35210)

10.26
Second Amended and Restated Registration Rights Agreement, dated as of January 5, 2015, by and among INNOVATE Corp (f/k/a HC2 Holdings, Inc.), the initial purchasers of the Series A Preferred Stock, the initial purchasers of the Series A Preferred Stock and the purchasers of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 10.2 on INNOVATE's Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210.

10.27
Letter Agreement dated March 26, 2021 by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by INNOVATE's on August 6, 2021) (File No. 021-35210).

10.28
Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement, dated as of October 21, 2021 by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 27, 2021) (File No. 001-35210).

10.29^	Executive Severance Guidelines (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on October 27, 2021) (File No. 001-35210).

10.30
Second Omnibus Amendment to Secured Notes dated as of August 31, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)..

10.31
Fourth Omnibus Amendment to Secured Notes and Third Amendment to Intercreditor Agreement, dated as of November 25, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210),

10.32^	2019 INNOVATE Corp. Executive Bonus Plan (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-k filed on March 9, 2022) (File No. 001-35210)).

10.33^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210).

10.34^	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210).

10.35^	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210).

10.36
First Amendment to Credit Agreement dated as of August 2, 2022, among DBM Global Inc. and the Other Borrowers, the Lenders, UMB Bank, as Administrative Agent and BMO Harris Bank N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 2, 2022) (File No. 001-35210).

10.37
Separation and Release Agreement by and between INNOVATE Corp. and Joseph A. Ferraro dated September 13, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on September 16, 2022) (File No. 001-35210).

10.38
Senior Secured Promissory Note dated as of July 13, 2022 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed on November 2, 2022) (File No. 001-35210).

10.39
Senior Secured Promissory Note dated as of August 8, 2022 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed on November 2, 2022) (File No. 001-35210).

10.40
Sixth Omnibus Amendment to Secured Notes, dated as of November 28, 2022, by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on November 29, 2022) (File No. 001-35210).

10.41
Letter Agreement with Continental General Insurance Company dated December 30, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210)

10.42
Seventh Omnibus Amendment to Secured Notes, dated as of December 30, 2022, by and among HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210).

10.43
Mutual Release and Termination Agreement dated as of December 31, 2022, by and among Azteca International Corporation and TV Azteca, S.A.B. de C.V., HC2 Network, Inc. and TV Azteca, S.A.B. de C.V. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210).

10.44	Senior Secured Promissory Note dated as of December 13, 2022 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

21.1	Subsidiaries of INNOVATE (filed herewith).

23.1	Consent of BDO USA, LLP, an independent registered public accounting firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Annual Report on Form 10-K for the fiscal years ended December 31, 2022, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021, (iii) Consolidated Balance Sheets at December 31, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ WAYNE BARR, JR.
Wayne Barr, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date:	March 14, 2023
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 14, 2023.

Signature	Title

/S/ WAYNE BARR, JR.	President and Chief Executive Officer (Principal Executive Officer) and Director
Wayne Barr, Jr.

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael J. Sena

/S/ AVRAM A. GLAZER	Director
Avram A. Glazer

/S/ WARREN H. GFELLER	Director
Warren H. Gfeller

/S/ BRIAN S. GOLDSTEIN	Director
Brian S. Goldstein

/S/ AMY WILKINSON	Director
Amy Wilkinson

INNOVATE CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
INNOVATE Corp.
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INNOVATE Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2023, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs to Complete for a Certain Segment

As described in Note 3 to the consolidated financial statements, with respect to the Company's Infrastructure segment (“DBMG”), the Company recognizes a significant portion of its revenue over time using the input method to measure progress for its service and construction contracts based on the costs incurred towards delivery to complete projects. The estimate of costs to complete these projects is based on direct materials and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs. Changes in the scope of the contract and price changes, the timing of when work has commenced, and probability that cost changes will be recovered are among the factors that influence the estimate of progress for measuring service and construction contracts.

We identified estimated costs to complete on specific revenue contracts at DBMG as a critical audit matter. The determination of the total estimated costs to complete requires management to make significant estimates and assumptions regarding direct materials and labor, subcontract costs, indirect labor, and fabrication plant overhead costs. Changes in the estimates of these costs can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of internal controls related to revenue recognition at DBMG, specifically controls over the formation and tracking of estimated costs to complete.

•Assessing the reasonableness of the estimated costs to complete for specific open projects through: (i) evaluating the reasonableness of project budgets and the nature of costs required to complete open projects, (ii) assessing the status of completion of respective projects through testing of a sample of project costs incurred to date, (iii) evaluating the reasonableness of project status by performing inquiries of project managers and assessing the nature of activities required to complete open projects, and (iv) performing retrospective review for open projects and investigating budget to actual variances.

•Assessing the reasonableness of changes in estimated costs to complete for specific projects during quarterly reviews and at year end and investigating reasons for changes in expected costs and project margins.

•Evaluating the reasonableness of project budgets for specific projects during the year through a retrospective review against actual performance.

We have served as the Company's auditor since 2011.

/s/ BDO USA, LLP

New York, NY
March 14, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
INNOVATE Corp.
New York, NY

Opinion on Internal Control over Financial Reporting

We have audited INNOVATE Corp. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes and our report dated March 14, 2023 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

New York, NY
March 14, 2023

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenue	$1,637.3	$1,205.2
Cost of revenue	1,415.9	1,021.5
Gross profit	221.4	183.7
Operating expenses:
Selling, general and administrative	180.1	168.3
Depreciation and amortization	27.2	25.4
Other operating loss	0.7	0.6
Income (loss) from operations	13.4	(10.6)
Other (expense) income:
Interest expense	(52.0)	(59.1)
Loss on extinguishment of debt	—	(12.5)
Loss from equity investees	(1.3)	(2.8)
Other (expense) income, net	(1.2)	4.3
Loss from continuing operations before income taxes	(41.1)	(80.7)
Income tax expense	(0.9)	(5.6)
Loss from continuing operations	(42.0)	(86.3)
Loss from discontinued operations (including net loss on disposal of $159.9 million for the year ended December 31, 2021)	—	(149.9)
Net loss	(42.0)	(236.2)
Net loss attributable to noncontrolling interest and redeemable noncontrolling interest	6.1	8.7
Net loss attributable to INNOVATE Corp.	(35.9)	(227.5)
Less: Preferred dividends and deemed dividends from conversions	4.9	2.2
Net loss attributable to common stockholders	$(40.8)	$(229.7)

Loss per common share - continuing operations - basic and diluted	$(0.53)	$(1.05)
Loss per common share - discontinued operations - basic and diluted	$—	$(1.93)
Loss per share - basic and diluted	$(0.53)	$(2.98)

Weighted average common shares outstanding - basic and diluted	77.5	77.1

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2022	2021
Net loss	$(42.0)	$(236.2)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(0.2)	2.1
Unrealized loss on available-for-sale securities, net of tax	—	(57.7)
Dispositions, net of tax	—	(334.0)
Other comprehensive loss	$(0.2)	$(389.6)
Comprehensive loss	(42.2)	(625.8)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	5.8	7.8
Comprehensive loss attributable to INNOVATE Corp.	$(36.4)	$(618.0)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$80.4	$45.5
Accounts receivable, net	254.9	247.1
Contract assets	165.1	118.6
Inventory	18.9	17.0
Restricted cash	0.3	2.0
Assets held for sale	—	1.5
Other current assets	16.8	10.9
Total current assets	536.4	442.6
Investments	59.5	56.0
Deferred tax asset	1.7	3.0
Property, plant and equipment, net	165.0	169.9
Goodwill	127.1	127.4
Intangibles, net	190.1	208.4
Other assets	71.9	73.3
Total assets	$1,151.7	$1,080.6

Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$202.5	$179.2
Accrued liabilities	65.4	93.4
Current portion of debt obligations	30.6	69.5
Contract liabilities	98.6	79.1
Other current liabilities	20.1	18.3
Total current liabilities	417.2	439.5
Deferred tax liability	9.1	9.1
Debt obligations	683.8	556.8
Other liabilities	71.2	63.3
Total liabilities	$1,181.3	$1,068.7
Commitments and contingencies
Temporary equity
Preferred stock	17.6	18.8
Redeemable noncontrolling interest	43.4	49.3
Total temporary equity	61.0	68.1
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 as of both December 31, 2022 and 2021
Shares issued: 80,216,028 and 79,225,964 as of December 31, 2022 and 2021, respectively
Shares outstanding: 78,787,768 and 77,836,748 as of December 31, 2022 and 2021, respectively
Additional paid-in capital	330.1	330.6
Treasury stock, at cost: 1,428,260 and 1,389,216 shares as of December 31, 2022 and 2021, respectively	(5.3)	(5.2)
Accumulated deficit	(452.1)	(416.2)
Accumulated other comprehensive income	5.9	6.4
Total INNOVATE Corp. stockholders’ deficit	(121.3)	(84.3)
Noncontrolling interest	30.7	28.1
Total stockholders’ deficit	(90.6)	(56.2)
Total liabilities, temporary equity and stockholders’ deficit	$1,151.7	$1,080.6

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' Equity (Deficit)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Temporary Equity

	Shares	Amount
Balance as of December 31, 2020	76.7	$0.1	$355.7	$(4.2)	$(188.7)	$396.9	$559.8	$40.4	$600.2	$15.7
Share-based compensation	—	—	2.4	—	—	—	2.4	—	2.4	—
Fair value adjustment to redeemable noncontrolling interest	—	—	0.2	—	—	—	0.2	—	0.2	0.1
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)	—
Preferred stock dividend	—	—	(2.2)	—	—	—	(2.2)	—	(2.2)	—
Issuance of common stock	1.1	—	0.2	—	—	—	0.2	—	0.2	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	19.1
Issuance of redeemable controlling interest	—	—	—	—	—	—	—	—	—	40.9
Purchase of preferred stock by subsidiary	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Redemption of preferred shares	—	—	—	—	—	—	—	—	—	(10.4)
Transactions with noncontrolling interests	—	—	(22.2)	—	—	—	(22.2)	(12.7)	(34.9)	9.4
Other	—	—	(3.2)	—	—	—	(3.2)	1.5	(1.7)	—
Net loss	—	—	—	—	(227.5)	—	(227.5)	(2.0)	(229.5)	(6.7)
Other comprehensive (loss) income	—	—	—	—	—	(390.5)	(390.5)	0.9	(389.6)	—
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	2.4	—	—	—	2.4	—	2.4	—
Fair value adjustment to redeemable noncontrolling interest	—	—	0.2	—	—	—	0.2	—	0.2	(0.2)
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Stock dividends	—	—	(2.7)	—	—	—	(2.7)	(1.3)	(4.0)	(1.2)
Issuance of common stock	1.0	—	—	—	—	—	—	—	—	—
Spectrum warrant modification	—	—	—	—	—	—	—	3.1	3.1	—
Issuance of preferred stock for dividend	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Transactions with noncontrolling interests	—	—	0.2	—	—	—	0.2	(0.2)	—	0.2
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net (loss) income	—	—	—	—	(35.9)	—	(35.9)	0.8	(35.1)	(6.9)
Other comprehensive (loss) income	—	—	—	—	—	(0.5)	(0.5)	0.2	(0.3)	0.1
Balance as of December 31, 2022	78.8	$0.1	$330.1	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)	$61.0
(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled $7.1 million and $7.3 million as of December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(42.0)	$(236.2)
Less: Loss from discontinued operations, net of tax	—	(149.9)
Loss from continuing operations	(42.0)	(86.3)
Adjustments to reconcile net loss to cash (used in) provided by continuing operating activities
Share-based compensation expense	2.4	2.4
Depreciation and amortization (including amounts in cost of revenue)	42.2	37.6
Amortization of deferred financing costs and debt discount	3.4	10.5
Loss on debt extinguishment	—	12.5
Loss from equity investees	1.3	2.8
Asset impairment expense	2.1	2.8
Deferred income taxes	1.1	2.0
Other operating activities, net	—	(4.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5.5)	(38.3)
Contract assets	(46.5)	(19.1)
Other current assets	(6.0)	(0.3)
Inventory	(1.9)	(1.4)
Other assets	16.9	12.0
Accounts payable	21.7	57.9
Accrued liabilities	(12.7)	8.5
Contract liabilities	19.5	7.2
Other current liabilities	(9.9)	(2.2)
Other liabilities	4.4	(10.9)
Cash used in continuing operating activities	(9.5)	(6.5)
Cash provided by discontinued operating activities	—	33.5
Cash (used in) provided by operating activities	(9.5)	27.0
Cash flows from investing activities
Purchase of property, plant and equipment	(20.7)	(24.1)
Proceeds from disposal of property, plant and equipment	2.0	13.2
Loan to equity method investee	(4.5)	—
Cash received from dispositions, net of cash disposed	—	74.0
Extraordinary dividend received in business disposition	—	62.5
Cash paid for acquisitions, net of cash acquired	—	(128.5)
Other investing activities	0.7	1.0
Cash used in continuing investing activities	(22.5)	(1.9)
Cash used in discontinued investing activities	—	(221.3)
Cash used in investing activities	(22.5)	(223.2)
Cash flows from financing activities
Proceeds from debt obligations, net of deferred financing costs	10.7	457.1
Principal payments on debt obligations	(28.3)	(458.1)
Proceeds from line of credit, net of deferred financing costs	176.7	206.0
Payments on line of credit	(85.1)	(175.5)
Redemption of preferred stock	—	(10.4)
Cash received by subsidiary to issue preferred stock	—	10.5
Transactions with noncontrolling interests	—	(13.5)
Dividend payments	(5.2)	(2.9)
Other financing activities	(0.7)	(1.3)
Cash provided by continuing financing activities	68.1	11.9
Cash used in discontinued financing activities	—	(7.6)
Cash provided by financing activities	68.1	4.3
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.4)	(1.3)
Net increase (decrease) in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	34.7	(193.2)
Less: Net decrease in cash and cash equivalents from discontinued operations	—	(195.4)
Net change in cash, cash equivalents and restricted cash	34.7	2.2
Cash, cash equivalents and restricted cash, beginning of period	47.5	45.3
Cash, cash equivalents and restricted cash, end of period	$82.2	$47.5

The accompanying notes are an integral part of these consolidated financial statements.

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

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and equity method investments. Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 57% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 47% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, and an approximately 26% interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company.

3.Our Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("Broadcasting") and its subsidiaries. Broadcasting strategically acquired and operates over-the-air broadcasting stations across the United States. In addition, Broadcasting, through its wholly-owned subsidiary, HC2 Network Inc. ("Network"), operates Azteca America, a Spanish-language broadcast network offering high quality Hispanic content to a diverse demographic across the United States. The Company maintains a 98% controlling interest in Broadcasting and maintains a controlling interest of approximately 77%, inclusive of approximately 10% proxy and voting rights from minority holders of DTV America Corporation ("DTV"). On a fully diluted basis, the Company would have an approximately 86% controlling interest in Broadcasting.

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH results include the current and prior year equity investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), its 19% equity method investment, and the discontinued operations of Global Marine Systems Limited ("GMSL"). Also included in the Other segment is the discontinued operations of Beyond6, Inc. ("Beyond6"), and Continental Insurance Group ("CIG").

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and all other subsidiaries over which the Company exerts control. All intercompany profits, transactions and balances have been eliminated in consolidation. The remaining interests not owned by the Company are presented as a noncontrolling interest component of total equity.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

COVID-19

The COVID-19 pandemic has continued to adversely affect the Company’s business. Labor shortages and supply chain disruptions have created significant delays in the Company’s ability to complete projects and deliver products, including in its Infrastructure and Life Sciences segments. The Company’s receipt of materials from areas impacted by the pandemic was slowed or disrupted in 2022 and the Company expects its suppliers to continue to face similar challenges in fulfilling orders. Transportation costs continued to increase in 2022 as a result of COVID-19 and these costs may continue to rise. The Company has not been able to pass all of these cost increases on to its customers and, as a result, its margins have been adversely impacted. In addition, the Company’s Life Sciences segment was adversely affected in 2022 by continuing requirements to implement COVID-19 operational measures at clinical trial sites, which resulted in some clinical trials being delayed.

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of amounts in money market accounts with original maturities of three months or less.

Restricted Cash

The Company's restricted cash balances consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on the Consolidated Balance Sheets, and are primarily comprised of security deposits for long-term leases, which are held in separate bank accounts.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee, such as with our investments in MediBeacon and Triple Ring, of which we own an approximately 47% interest in MediBeacon and an approximately 26% interest in Triple Ring. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted, such as with our 19% equity method investment in HMN, as we continue to maintain a seat on the entity's board of directors and can exert significant influence. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses in (Loss) income from equity investees and other comprehensive income (loss) of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

•Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 - Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.
•Level 3 - Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement classification is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.

The Company’s assets and liabilities that are measured at fair value on a recurring basis include cash equivalents, marketable securities and certain investments. Our financial assets measured at fair value on a nonrecurring basis include non-marketable equity securities. Other financial assets and liabilities are carried at cost (initial fair value) with current fair value disclosed, if required.

Financial Instruments

Our financial instruments include cash and cash equivalents, marketable and non-marketable securities, including equity investments and certain other investments, accounts and notes receivable, accounts payable and other current liabilities, mandatorily redeemable noncontrolling interests and debt obligations.

Accounts Receivable

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay.

The policy for determining past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made. For the years ended December 31, 2022 and 2021, the Company recorded bad debt expense of $0.9 million and $0.1 million, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

At December 31, 2022, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the INNOVATE Corp. U.S. consolidated filing group will not be realized. Therefore, a full valuation allowance was maintained against the INNOVATE Corp. U.S. consolidated filing group’s net deferred tax assets as of December 31, 2022. The appropriateness and amount of the valuation allowance are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

In relation to tax effects for accumulated OCI, our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated amortization and depreciation, which is provided on the straight-line method over the estimated useful lives of the assets. Cost includes major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets as well as expenditures necessary to place assets into readiness for use. Cost includes the original purchase price of the asset and the costs attributable to bringing the asset to its working condition for its intended use. Cost includes finance costs incurred prior to the asset being available for use. Expenditures for maintenance and repairs are expensed as incurred.

Costs for internal use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, beginning when the software project is ready for its intended use, over the estimated useful life of the software, typically 3 years.

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

When assets are sold or otherwise retired, the costs and accumulated amortization and depreciation are removed from the books and the resulting gain or loss is included in operating results. Property, plant and equipment that have been included as part of the assets held for sale are no longer amortized or depreciated from the time that they are classified as such. The Company periodically evaluates the carrying value of its property, plant and equipment based upon the estimated cash flows to be generated by the related assets. If an impairment is indicated, a loss is recognized.

INNOVATE CORP.
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

Goodwill impairment is tested at least annually (October 1st) or when factors indicate potential impairment using a two-step process that begins with a qualitative evaluation of each reporting unit. If such test indicates potential for impairment, a one-step quantitative test is performed and, if there is excess of a reporting unit's carrying amount over its fair value, an impairment loss is recorded, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Intangible assets not subject to amortization consist of certain television broadcast licenses. Such indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

Intangible assets subject to amortization consists of certain trade names, customer contracts and developed technology. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded to the extent the carrying amount exceeds the fair value of the asset and such amount is not recoverable.

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

The Company makes assumptions about the remaining useful life of its long-lived assets. The assumptions are based on the average life of its historical capital asset additions and its historical asset purchase trend. In some cases, due to the nature of a particular industry in which the company operates, such as the broadcast or infrastructure industry, the Company may assume that technology changes in such industry render all associated assets, including equipment, obsolete with no salvage value after their useful lives. In certain circumstances in which the underlying assets could be leased for an additional period of time or salvaged, the Company includes such estimated cash flows in its estimate.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The estimate of the appropriate discount rate to be used to apply the present value model in determining fair value was the Company’s weighted average cost of capital which is based on the effective rate of its debt obligations at the current market values (for periods during which the Company had debt obligations) as well as the current volatility and trading value of the Company’s common stock.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which requires the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating and finance leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets are included in Other Assets and operating lease liabilities are included in both other Current Liabilities and Other Liabilities in the Consolidated Balance Sheets for their respective short-term and long-term portions and are recognized based on the present value of lease payments over the lease term at the commencement date. Finance leases are included in property, plant and equipment and debt obligations, in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate of return; therefore, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. For lease agreements that contain non-lease components, the Company elected to combine lease and non-lease components as a single lease component.

The Company has operating leases for land, office space, and certain Company vehicles and equipment and finance leases for certain Company vehicles and equipment. The leases are expiring between 2023 and 2045. Leases with an initial term of 12 months or less are not recorded on the balance sheets. Lease expense is recognized on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2022, the operating lease liability does not include any options to extend or terminate leases.

Presentation of Taxes Collected

The Company reports a value-added tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and a customer on a net basis (excluded from revenues).

Foreign Currency Transactions

Foreign currency transactions are transactions denominated in a currency other than a subsidiary’s functional currency. A change in the exchange rates between a subsidiary’s functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in functional currency cash flows, which occurs upon an actual transfer of one currency to another, is reported by the Company as a foreign currency transaction gain (loss). The primary component of the Company’s foreign currency transaction gain (loss) is due to agreements in place with certain subsidiaries in foreign countries regarding intercompany transactions. The Company anticipates repayment of these transactions in the foreseeable future and recognizes the realized and unrealized gains or losses on these transactions that result from foreign currency changes in the period in which they occur as foreign currency transaction gain (loss).

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities. Applicable U.S. Generally Accepted Accounting Principles ("GAAP") requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates include allowance for doubtful accounts receivable, the extent of progress towards completion on contracts, contract revenue and costs on long-term contracts, valuation of certain investments, market assumptions used in estimating the fair values of certain assets (including goodwill and intangibles) and liabilities, the calculation used in determining the fair value of INNOVATE’s stock options required by ASC 718, Compensation - Stock Compensation ("ASC 718"), income taxes and various other contingencies.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock equivalents and related income from continuing operations, net of tax. Potential common stock equivalents, computed using the treasury stock method or the if-converted method, include options, restricted stock, restricted stock units and convertible preferred stock.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

There were no new accounting pronouncements adopted during the year ended December 31, 2022.

Accounting Pronouncements to be Adopted in 2023

Credit Loss Standard

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new standard and its related amendments change the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables and contract assets, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the new expected loss model, which is based on historical experience, current conditions and reasonable and supportable forecasts, entities will recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The Company is finalizing its implementation of the new credit losses standard and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirement of the new ASU. Based on historical trends, the financial condition of the Company’s customers and management’s expectations of economic and industry factors affecting the Company’s customers, the new guidance, which the Company will adopt on January 1, 2023, is not expected to materially affect the amount of expense recognized under the Company’s current practices and is not expected to have a material effect on the Company’s consolidated financial statements.

Other Recent Accounting Pronouncements

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the period for utilization of the practical expedients under ASU 2020-04 through December 31, 2024. The Company has instruments, including DBMGi's $40.9 million Series A Preferred Stock (Refer to Note 18. Temporary Equity and Equity) and INNOVATE's $20.0 million line of credit agreement (Refer to Note 13. Debt Obligations) that reference LIBOR. DBMGi's Series A Preferred Stock and INNOVATE's line of credit agreement that reference LIBOR contain customary LIBOR replacement language, including, but not limited to, the use of replacement rates based on the secured overnight financing rate, and consequently these ASUs are not expected to have a material effect on the Company's consolidated financial statements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 24. Subsequent Events for any subsequent events.

3. Revenue and Contracts in Process

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Revenue from contracts with customers consists of the following (in millions):

	Years Ended December 31,
	2022	2021
Revenue
Infrastructure	$1,594.3	$1,159.7
Life Sciences	4.3	3.5
Spectrum	38.7	42.0
Total revenue	$1,637.3	$1,205.2

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	December 31,
	2022	2021
Accounts receivables with customers
Infrastructure	$244.5	$226.8
Life Sciences	0.8	0.3
Spectrum	5.1	9.4
Total accounts receivables with customers	$250.4	$236.5

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

Payment Terms

The timing of customer billings is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of work, or when services are provided. Under the typical payment terms of master and other service agreements and fixed price contracts, the customer makes progress payments based on quantifiable measures of performance by the Company as defined by each specific agreement. Progress payments, generally net of amounts retained, are paid by the customer over the duration of the contract. Amounts billed and due from customers, as well as the amount of contract assets, are generally classified within current assets in the consolidated balance sheets. Refer to Note 4. Accounts Receivable, Net and Contract Assets and Contract Liabilities for related discussion. Amounts expected to be collected beyond one year are classified as other long-term assets.

INNOVATE CORP.
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

Construction contracts with customers generally provide that billings are to be made monthly in amounts which are commensurate with the extent of performance under the contracts. Contract receivables arise principally from the balance of amounts due on progress billings on jobs under construction. Retention on contract receivables are amounts due on progress billings, which are withheld until a future period.

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

The following table disaggregates DBMG's revenue by market (in millions):

	Years Ended December 31,
	2022	2021
Commercial	$794.0	$539.8
Industrial	409.5	292.5
Healthcare	129.9	59.8
Convention	136.2	85.8
Transportation	50.2	52.7
Leisure	23.4	23.2
Government	34.8	68.0
Other	15.8	37.7
Total revenue from contracts with customers	1,593.8	1,159.5
Other revenue	0.5	0.2
Total Infrastructure segment revenue	$1,594.3	$1,159.7

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

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld (usually less than 10%) pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2022 and 2021, the total retainage receivable was $127.8 million and $108.8 million, respectively, and the amount of retainage receivable estimated by management to be collected beyond one year is approximately 20.7% and 24.6% of the balance, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract it does not meet the criteria to be included in accounts receivable and remains in the contract’s respective contract assets or contract liability, determined on a contract-by-contract basis. The Company has reflected such amounts within the Consolidated Balance Sheet as of December 31, 2022 and 2021.

Contract assets and contract liabilities and recognized earnings consisted of the following (in millions):

	Years Ended December 31,
	2022	2021
Costs incurred on contracts in progress	$2,503.3	$2,161.5
Estimated earnings	378.9	316.4
Contract revenue earned on uncompleted contracts	2,882.2	2,477.9
Less: progress billings	2,815.7	2,438.4
	$66.5	$39.5

The above is included in the accompanying Consolidated Balance Sheets under the following line items:
Contract assets	$165.1	$118.6
Contract liabilities	(98.6)	(79.1)
	$66.5	$39.5

	Years Ended December 31,
	2022	2021
Cost in excess of billings	$90.7	$68.3
Conditional retainage	74.4	50.3
Contract assets	$165.1	$118.6

Billings in excess of costs	$(152.0)	$(137.6)
Conditional retainage	53.4	58.5
Contract liabilities	$(98.6)	$(79.1)

The change in contract assets is a result of the recording of $205.3 million of contract assets driven by new commercial projects, offset by $158.8 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $96.6 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $77.1 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2022, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Commercial	$354.5	$32.5	$387.0
Industrial	369.8	19.8	389.6
Transportation	283.3	145.8	429.1
Government	8.0	—	8.0
Leisure	4.7	—	4.7
Healthcare	220.6	221.9	442.5
Convention	103.1	5.0	108.1
Other	2.9	—	2.9
Remaining unsatisfied performance obligations	$1,346.9	$425.0	$1,771.9

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 3.5 years.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Life Sciences Segment

Beginning in 2021, R2 Technologies commercially launched its first systems product, the Glacial Rx, and other topical consumables. The Glacial Rx system is sold to medical practices, or in certain cases leased for a small, initial upfront fee and recurring lease payments over a specified timeframe. In order to operate the system, kits containing a cycle card with a set number of cycles must be purchased. Once the cycles are exhausted, practices can purchase additional cards with additional cycles resulting in recurring revenues to R2 Technologies. Further, topical consumables are contained in the kits sold to medical practices, which patients can utilize post-treatment to increase the efficacy of the treatment. Beginning in 2022, R2 Technologies commercially launched its second systems product, the Glacial Spa. The Glacial Spa device is a cooling experience used to even skin tone, and brighten and lighten skin and is intended to be operated by a trained aesthetician. The Glacial Spa system is currently sold in China and distributed by Huadong’s existing sales force to spas. Quarterly, R2 receives purchase orders for the Glacial Spa and other topical consumables from Huadong and recognizes the revenue upon shipment of the device to Huadong.

Payment Terms

R2 requires customers to remit payment upfront prior to shipping the devices. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in Accounts Receivable, net on our Consolidated Balance Sheet.

The following table disaggregates the Life Sciences segment's revenue by type for the periods indicated (in millions):

	Years Ended December 31,
	2022	2021
Systems and consumables revenue	$4.3	$3.5
Total Life Sciences segment revenue	$4.3	$3.5

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

Payment Terms

We have an unconditional right to receive payment of the amount billed generally within 30 days of the invoice date. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in Accounts Receivable on our Consolidated Balance Sheet.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenues

The following table disaggregates the Spectrum segment's revenue by type for the periods indicated (in millions):

	Years Ended December 31,
	2022	2021
Broadcast station	$19.6	$18.6
Network advertising	14.8	18.1
Network distribution	2.8	3.2
Other	1.5	2.1
Total Spectrum segment revenue	$38.7	$42.0

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2022, the transaction price allocated to remaining unsatisfied performance obligations consisted of $2.5 million of broadcast station revenues of which $2.2 million is expected to be recognized within one year and $0.3 million is expected to be recognized within the next 2 years. With the shut-down of HC2 Network as of December 31, 2022, the company no longer has any unsatisfied performance obligations related to network advertising or network distribution.

4. Accounts Receivable, Net

Accounts receivable, net as of the periods indicated consisted of the following (in millions):

	December 31,
	2022	2021
Contracts in progress	$244.8	$226.8
Unbilled retentions	0.2	0.4
Trade receivables	5.9	9.9
Other receivables	4.5	10.6
Allowance for doubtful accounts	(0.5)	(0.6)
Total	$254.9	$247.1

5. Inventory

Inventory as of the periods indicated consisted of the following (in millions):

	December 31,
	2022	2021
Raw materials and consumables	$15.7	$14.3
Work in process	1.2	1.2
Finished goods	2.0	1.5
Total inventory	$18.9	$17.0

6. Investments

The carrying values of the Company's investments as of the periods indicated were as follows (in millions):

	December 31, 2022
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$3.0	$—	$3.0
Preferred stock and fixed maturities	—	—	4.6	4.6
Put option	11.3	—	—	11.3
Investment in securities	—	40.6	—	40.6
Total	$11.3	$43.6	$4.6	$59.5

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31, 2021
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$2.1	$—	$2.1
Preferred stock and fixed maturities	0.5	2.1	5.4	8.0
Put option	11.3	—	—	11.3
Investment in securities	—	34.6	—	34.6
Total	$11.8	$38.8	$5.4	$56.0
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

Pansend accounts for MediBeacon's preferred stock as an equity method investment, inclusive of any fixed maturity securities (notes) issued by Pansend to MediBeacon. During the year ended December 31, 2022, Pansend issued MediBeacon a $4.5 million 8.0% convertible note due March 2025, increasing the total outstanding principal to $5.0 million. The increase in the net carrying value of the investment from the note was fully offset by additional equity method losses recognized on MediBeacon during the year ended December 31, 2022, and Pansend's net carrying amount of its investment in MediBeacon is zero as of December 31, 2022.

Equity Method Investments

The Company's equity method investments are comprised of investments in MediBeacon, Triple Ring and HMN. The Company's share of net losses from its equity method investments totaled $1.3 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively. The Company accounts for its Triple Ring equity method investment results on a one-month lag basis. Subsequent to year end, on March 6, 2023, the Company closed on the sale of its remaining 19% interest in HMN. Refer to Note 15. Commitments and Contingencies and Note 24. Subsequent Events for additional information on the Company's investment in HMN.

The following tables provide combined summarized unaudited financial information for the periods indicated for the Company's equity method investments (in millions):

	December 31,
	2022	2021
Assets	$786.4	$604.5
Liabilities	670.2	481.5
Equity	$116.2	$123.0

	Years Ended December 31,
	2022	2021
Total revenues	$672.3	$695.9
Gross profit	$109.6	$107.0
Operating income	$6.4	$15.5
Net income	$5.0	$9.4

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") as of the periods indicated consisted of the following (in millions):

	December 31,
	2022	2021
Equipment, furniture and fixtures, and software	$196.0	$180.7
Building and leasehold improvements	44.8	43.0
Land	26.1	24.1
Construction in progress	8.4	8.9
Plant and transportation equipment	8.2	8.3
	$283.5	$265.0
Less: Accumulated depreciation	118.5	95.1
Total	$165.0	$169.9

Depreciation expense was $25.6 million and $25.0 million for the years ended December 31, 2022 and 2021, respectively. These amounts included $15.0 million and $12.2 million of depreciation expense recognized within cost of revenue for the years ended December 31, 2022 and 2021, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2022 and December 31, 2021, the net book value of equipment under capital leases included in PP&E was $2.1 million and $0.2 million, respectively. As of December 31, 2022 and December 31, 2021, the net book value of capitalized internal-use software included in PP&E was $35.6 million and $32.8 million, respectively.

8. Goodwill and Intangibles, Net

On an annual basis, in the fourth quarter, the Company performs its goodwill impairment review in accordance with ASC 350. Estimating the fair value of a reporting unit requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. After considering all quantitative and qualitative factors, the Company has determined that, other than noted below, it is more likely than not that the reporting units' fair values exceed their carrying values as of the assessment date. The Company also considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. Further, the Company assessed the current market capitalization, forecasts and the amount by which the fair values exceeded the carrying values.

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2020	$89.6	$21.4	$111.0
Acquisition	16.7	—	16.7
Translation	(0.3)	—	(0.3)
Balance at December 31, 2021	$106.0	$21.4	$127.4
Translation	(0.3)	—	(0.3)
Balance as of December 31, 2022	$105.7	$21.4	$127.1

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets as of the periods indicated were as follows (in millions):

	December 31,
	2022	2021
FCC licenses	$106.3	$106.5
Total	$106.3	$106.5

For the years ended December 31, 2022 and 2021, the Company recorded impairment charges of $0.2 million and $0.7 million, respectively, which are reflected in Other operating loss in the Consolidated Statements of Operations. The impairment charges related to non-core FCC licenses which were sold or expired, in order to bring their carrying value equal to the agreed upon sales price prior to the execution of the sale or expiration.

The weighted-average period prior to the next renewal for FCC licenses was 6.6 years and 3.0 years as of December 31, 2022 and 2021, respectively, after taking into consideration licenses that were successfully renewed shortly after year-end. While broadcast television licenses are issued for a fixed period of time (generally eight years), renewals of these licenses have occurred routinely and at nominal cost. In addition, the Company does not believe that the expiration or non-renewal of any of our FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class as of the periods indicated were as follows (in millions):

		December 31,
	Weighted-Average Original Useful Life	2022			2021
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(8.0)	$17.4	$25.4	$(6.3)	$19.1
Customer relationships and contracts	11 years	87.6	(35.4)	52.2	87.7	(21.6)	66.1
Channel sharing arrangements	35 years	12.6	(1.4)	11.2	12.6	(1.1)	11.5
Other	12 years	4.1	(1.1)	3.0	8.5	(3.3)	5.2
Total		$129.7	$(45.9)	$83.8	$134.2	$(32.3)	$101.9

For the year ended December 31, 2022, the Company recorded impairment charges to definite lived intangible assets of $1.5 million, which are reflected in Other operating loss in our Consolidated Statements of Operations. The impairment charges related to the HC2 Network Program License Agreement ("PLA") due to a decline in performance.

Amortization expense for definite lived intangible assets was $16.6 million and $12.6 million for the years ended December 31, 2022 and 2021, respectively, and was included in Depreciation and amortization in our Consolidated Statements of Operations.

Amortization

Future estimated annual amortization expense for intangible assets as of December 31, 2022 is as follows (in millions):

Estimated Amortization
2023	$11.1
2024	7.4
2025	7.3
2026	6.9
2027	4.7
Thereafter	46.4
Total	$83.8

9. Acquisitions

Infrastructure Segment

Banker Steel Acquisition

On May 27, 2021, the Company, through its subsidiary DBMG, closed on a transaction to acquire 100% of Banker Steel Holdco LLC ("Banker Steel") for $145.0 million. The acquisition was financed with $64.1 million from a partial draw on a new $110.0 million revolving credit facility, $49.6 million of sellers' notes, $6.3 million of assumed debt of Banker Steel, and $25.0 million in cash received from INNOVATE in the settlement of certain intercompany balances.

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

The transaction was accounted for as a business acquisition and the valuation was finalized in the fourth quarter of 2021. The allocation of the fair value of consideration transferred among the identified assets acquired, liabilities assumed, intangibles and residual goodwill is summarized as follows (in millions):

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

For the year ended December 31, 2021, acquisition costs incurred by DBMG in connection with the acquisition of Banker Steel were $2.0 million, which were included in selling, general and administrative expenses. The acquisition costs were primarily related to legal, accounting and valuation services.

Results of Operations and Unaudited Supplemental Pro Forma Information

The following table presents the results of operations data for the year ended December 31, 2021 for Banker Steel from the date of acquisition (in millions):

Year Ended December 31, 2021
Revenue	$265.9
Income from operations	$15.5
Net income attributable to INNOVATE	$8.8

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents unaudited consolidated pro forma results of operations data as if the acquisition of Banker Steel had occurred at the beginning of 2021. This information does not purport to be indicative of the actual results that would have occurred if the acquisitions had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company (in millions):

Year Ended December 31, 2021
Revenue	$1,402.7
Income from operations	$0.9
Net loss attributable to INNOVATE	$(219.2)

DBM Global

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

10. Discontinued Operations and Exit Activities

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

While several factors impacted the fair value of the Insurance segment at the end of 2019, following discussions with our domestic regulator, changes in the asset management fee arrangement and expectations of future dividends primarily and ultimately resulted in the full impairment of the goodwill associated with the Insurance segment in 2019. While these factors did not have a major impact on the operations of the stand-alone business, they did have a significant impact on the economic benefit that could be realized by the Company.

As a result of the factors described above, combined with the risks associated with the long-term care insurance industry, the Company exited the Insurance segment and sold the business resulting in a $200.8 million loss on the sale of CIG in the third quarter of 2021.

On September 3, 2022, INNOVATE and Continental entered into a tax cooperation agreement permitting Continental General Insurance Company ("CGIC") to consolidate into INNOVATE's 2021 U.S. tax return for the six-month period INNOVATE owned CGIC, allowing CGIC to shield some of its income tax liability by utilizing a portion of INNOVATE's Net Operating Losses ("NOLs") while also converting a portion of INNOVATE's IRC Sec. 163(j) carryforward assets into NOLs. Refer to Note 14. Income Taxes for additional information regarding income tax attributes.

The net tax savings of $3.1 million on CGIC's income tax liability was split between CGIC and INNOVATE in accordance with the tax sharing agreement, which was executed on October 11, 2022. INNOVATE recognized a current income tax benefit of $3.1 million in the current year and received $0.9 million as a result of the tax sharing agreement during the fourth quarter of 2022 and expects to receive the remaining $0.4 million in 2023. As CGIC is no longer a subsidiary of INNOVATE, the $1.8 million tax benefit received by CGIC from the tax sharing agreement was treated as a deemed contribution, and therefore INNOVATE recognized an additional $1.8 million loss related to the previous sale of the subsidiary, through continuing operations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Sale of Beyond6

On January 15, 2021, the Company closed on the sale of Beyond6 to an affiliate of Mercuria Investments US, Inc., pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among Beyond6, Greenfill, Inc., a Delaware corporation ("Parent"), Greenfill Merger Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Parent, and an affiliate of INNOVATE as the Stockholder Representative for the Beyond6 stockholders, for a total purchase price, net of Beyond6's debt and transaction expenses, customary purchase price adjustments and escrow arrangements, of approximately $106.5 million. Net proceeds received by INNOVATE at closing was cash consideration of approximately $70.0 million. During the first quarter of 2021, the Company recognized a $39.2 million gain on the sale. During the third quarter of 2021, as a result of releases of related escrows and hold backs, the Company recognized an additional $0.5 million gain on the sale.

A portion of the proceeds from the sale of Beyond6 were used to repay $15.0 million of the then outstanding balance under the 6.75% line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement") and repay $27.9 million of the Company's 2021 Senior Secured Notes.

Sale of GMSL

On February 28, 2020, the Company, through its indirect subsidiary, GMH, in which the Company holds an approximately 73% controlling interest, sold 100% of the shares of GMSL to Trafalgar AcquisitionCo, Ltd. and an affiliate of J.F. Lehman & Company, LLC. During the year ended December 31, 2021, the Company recognized a gain of $1.2 million as a result of an indemnity release related to the sale of GMSL.

Discontinued Operations Reporting

The results of Beyond6 and CIG, as well as the gain from GMSL, and the related expenses directly attributable to the entities were reported as discontinued operations. Formerly part of the Marine Services, Telecommunications, and Clean Energy segments, these entities were previously reclassified to the Other segment. Summarized operating results of the discontinued operations as of the periods indicated were as follows (in millions):

	Years Ended December 31,
	2022	2021
Revenue	$—	$1.7
Life, accident and health earned premiums, net	—	55.7
Net investment income	—	92.4
Realized/unrealized gains on investments	—	5.1
Total revenue	—	154.9
Cost of revenue	—	0.8
Policy benefits, changes in reserves, and commissions	—	126.0
Selling, general and administrative	—	21.1
Depreciation and amortization	—	(11.0)
Income from operations	—	18.0
Interest expense	—	(0.5)
Loss on sale and liquidation of subsidiaries	—	(159.9)
Other loss	—	(3.1)
Pre-tax loss from discontinued operations	—	(145.5)
Income tax expense	—	(4.4)
Loss from discontinued operations	$—	$(149.9)

Assets Held for Sale

As of December 31, 2022 the Company had no assets held for sale, and as of December 31, 2021, the Company had approximately $1.5 million of other current assets related to discontinued operations which were classified in Assets held for sale in the Consolidated Balance Sheet.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Exit Activities - HC2 Network Shut-Down

On December 31, 2022, Broadcasting shut-down the operations and broadcasting of the Azteca America network and, during the year ended December 31, 2022, terminated both the PLA and BSA with TV Azteca. HC2 Network did not quality for held-for-sale or discontinued operations as of December 31, 2022 as HC2 Network was not significant to the Company, does not represent a strategic shift and will not have a major effect on the Company's operations and financial results. As a result of the cessation of the Azteca operations, for the year ended December 31, 2022, the Company recognized employee-related termination costs of $0.7 million, which are included in Selling, general & administrative, and a net loss of $30 thousand which is included in Other (expense) income, net.

Restructuring Costs - DBM Global

DBMG incurred approximately $6.5 million of restructuring costs for the year ended December 31, 2022, which are reflected in Selling, general and administrative in the Consolidated Statements of Operations. These costs relate to a one-time internal project to evaluate and revamp DBMG's internal operations and back-office functions across all departments, including finance & accounting, risk management, human resources, IT and purchasing to improve future state delivery models and reduce redundancy throughout the organization. There are no remaining amounts accrued as of December 31, 2022.

11. Leases

Operating lease right-of-use-assets and assets held under finance leases are recognized in the Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liabilities and finance lease liabilities are recognized in the Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. As of the dates indicated, lease right-of-use assets and lease liabilities consisted of the following (in millions):

	December 31,
	2022	2021
Right-of-use assets:
Operating lease (Other assets)	$65.8	$69.6
Finance lease (Property, plant and equipment, net)	2.1	0.2
Total right-of-use assets	$67.9	$69.8

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$17.1	$15.5
Non-current portion of operating lease (Other liabilities)	53.8	58.5
Finance lease (Debt obligations)	2.1	0.1
Total lease liabilities	$73.0	$74.1

The tables below present financial information associated with the Company's leases. The information is presented as of, and for the years ended December 31, 2022 and 2021. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2023 and 2045. For the year ended December 31, 2022, the Company recorded impairment charges to right-of-use assets of $0.5 million, which are reflected in Other operating loss, related to FCC licenses impaired. In addition, for the year ended December 31, 2021, the Company recorded an impairment of the right-of-use-assets totaling $2.1 million, which is reflected in Other operating loss.

For the years ended December 31, 2022 and 2021, the Company recorded short-term lease costs totaling $34.8 million and $19.2 million, respectively. The Company is expected to incur $10.8 million future short-term lease costs for the year ended December 31, 2023.

The following table summarizes the components of lease expense for the periods indicated (in millions):

	Years Ended December 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.8
Interest on lease liabilities	0.1	—
Net finance lease cost	0.3	0.8
Operating lease cost	23.5	21.7
Variable lease cost	0.6	0.5
Sublease income	(0.7)	(0.5)
Total lease cost	$23.7	$22.5

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash flow information related to leases for the periods indicated is as follows (in millions):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.1	$—
Financing cash flows from finance leases	$0.2	$0.7
Operating cash flows from operating leases	$23.3	$21.9
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$2.2	$0.1
Operating leases	$15.0	$48.3

The weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases for the periods presented are as follows:

	Years Ended December 31,
	2022	2021
Weighted-average remaining lease term (years) - operating leases	7.5	7.5
Weighted-average remaining lease term (years) - finance leases	1.4	2.3
Weighted-average discount rate - operating leases	5.3%	5.4%
Weighted-average discount rate - finance leases	5.7%	4.2%

As of December 31, 2022, undiscounted cash flows for finance and operating leases are as follows (in millions):

	Operating Leases	Finance Leases
2023	$20.0	$1.8
2024	14.3	0.3
2025	10.8	0.1
2026	7.4	—
2027	5.2	—
Thereafter	28.6	—
Total future lease payments	86.3	2.2
Less: Present values	(15.4)	(0.1)
Total lease liability balance	$70.9	$2.1

In November 2021, INNOVATE Corp. entered into a ten-year lease agreement for a special purpose space in Palm Beach, Florida. The new lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to 3% annual upward adjustments, with total square footage of 20,950. The lease also provides for the Company to receive an allowance from the landlord of $2.1 million to be used toward costs to design, engineer, install, supply and construct improvements (the "Construction Allowance"), payable at the end of the construction period, of which $0.8 million is included in prepaid rent in Other Assets as of December 31, 2022. The future lease payments and remaining unexpended amounts under the allowance are not yet recorded on our Consolidated Balance Sheet. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024. Subsequent to December 31, 2022, the lease agreement was amended to extend the term of the lease to 15 years and to increase the Construction Allowance to a total of $4.4 million.

In December 2021, the Company entered into a five-year lease agreement with an option to extend the lease for another five years for office space in West Palm Beach, Florida. The new lease has not commenced yet, but will require future monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment, with total square footage of 15,786. Other than a $0.2 million deposit included in Other Assets, the future lease payments are not yet recorded on our Consolidated Balance Sheets, as the building is still under construction. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Other Assets, Accrued Liabilities and Other Liabilities

Other assets, which are reflected in non-current assets in the Consolidated Balance Sheets, as of the periods indicated consisted of the following (in millions):

	December 31,
	2022	2021
Right-of-use assets	$65.8	$69.6
Restricted cash - non-current	1.5	—
Other	4.6	3.7
Total other assets	$71.9	$73.3

For the year ended December 31, 2022, the Company recorded impairment charges to right-of-use assets of $0.5 million, which are reflected in Other operating loss, related to FCC licenses impaired. For the year ended December 31, 2021, the Company recorded impairment charges to right-of-use-assets totaling $2.1 million, which is reflected in Other operating loss. Refer to Note 8. Goodwill and Intangibles, Net for additional information.

Accrued liabilities as of the periods indicated consisted of the following (in millions):

	December 31,
	2022	2021
Accrued expenses and other current liabilities	$18.9	$24.5
Accrued payroll and employee benefits	30.8	38.9
Accrued interest	15.3	29.6
Accrued income taxes	0.4	0.4
Total accrued liabilities	$65.4	$93.4

Other liabilities, which are reflected in non-current liabilities in the Consolidated Balance Sheets, as of the periods indicated consisted of the following (in millions):

	December 31,
	2022	2021
Lease liability, net of current portion	$53.8	$58.5
Other	17.4	4.8
Total other liabilities	$71.2	$63.3

As of December 31, 2022 and 2021, there were $1.7 million and $1.6 million, respectively, of asset retirement obligations ("AROs") included in Other liabilities. Accretion expense relating to these AROs was $0.1 million and zero for the years ended December 31, 2022 and 2021, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Debt Obligations

Debt obligations, including finance lease obligations, as of the periods indicated consisted of the following (in millions):

	Years Ended December 31,
Infrastructure	2022	2021
3.25% Note due 2026	$99.5	$107.2
Line of Credit due 2024 (PRIME minus 0.85% and PRIME minus 1.10% as of December 31, 2022, and 2021, respectively)	107.7	30.4
4.00% Note due 2024	15.0	25.0
8.00% Note due 2024	18.7	19.6
11.00% Note due 2024	—	6.3
Obligations under finance leases	2.1	0.1
Total Infrastructure	$243.0	$188.6

Spectrum
8.50% Note due 2024	19.3	—
11.45% Note due 2024	50.4	—
8.50% Note due 2022	—	19.3
10.50% Note due 2022	—	32.9
Total Spectrum	$69.7	$52.2

Life Sciences
18.00% Note due 2023	10.8	—
Total Life Sciences	$10.8	$—

Non-Operating Corporate
8.50% Senior Secured Notes, due 2026	330.0	330.0
7.50% Convertible Senior Notes, due 2026	51.8	51.8
7.50% Convertible Senior Notes, due 2022	—	3.2
LIBOR plus 5.75% Line of Credit, due 2024	20.0	5.0
Total Non-Operating Corporate	$401.8	$390.0

Total outstanding principal	$725.3	$630.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(10.9)	(4.5)
Less: current portion of debt obligations	(30.6)	(69.5)
Debt obligations	$683.8	$556.8

Aggregate finance lease and debt payments, including interest, as of December 31, 2022, were as follows (in millions):

	Finance Leases	Debt	Total
2023	$1.8	$74.9	$76.7
2024	0.3	274.5	274.8
2025	0.1	41.8	41.9
2026	—	469.8	469.8
2027	—	—	—
Thereafter	—	—	—
Total minimum principal and interest payments	2.2	861.0	863.2
Less: Amount representing interest	(0.1)	(137.8)	(137.9)
Total aggregate finance lease and debt payments	$2.1	$723.2	$725.3

As of December 31, 2022, the interest rates on finance leases ranged from approximately 2.0% to 6.0%.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Infrastructure

In May 2021, DBMG repaid its LIBOR plus 1.50% revolving line of credit (the "Revolving Line") under the Credit and Security Agreement with Wells Fargo Bank and its term loan due 2023 (the "TCW Loan") under a financing agreement with TCW Asset Management Company LLC. In addition, DBMG entered into a new credit facility with UMB Bank ("UMB"). Under the terms of the agreement, UMB agreed to a $110.0 million term loan ("UMB Term Loan") and $110.0 million revolving credit agreement ("UMB Revolving Line"). The proceeds received in 2021 were used to fully repay DBMG's existing debt obligations, fund a portion of the Banker Steel acquisition, and provide additional working capital capacity to DBMG. The 2021 extinguishment of the Revolving Line and the TCW Loan yielded a loss on extinguishment of $1.6 million included in Loss on early extinguishment or restructuring of debt in the Consolidated Statements of Operations.

The UMB Term Loan expires May 31, 2026 and bears interest at a rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly.

The UMB Revolving Line expires May 31, 2024 and, as of December 31, 2022 and 2021, bore interest at a rate of Prime Rate minus 0.85% and Prime Rate minus 1.10%, respectively. Interest is paid monthly.

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

The $15.0 million note expires March 31, 2024 and bears interest at a rate of 4.00%. Interest is paid quarterly. The $18.7 million note expires May 27, 2024 and bears interest at a rate of 8.00%. Interest is paid quarterly.

Spectrum

On August 30, 2021, Broadcasting repurchased $1.0 million of DTV's outstanding notes payable, inclusive of accrued interest, to certain institutional investors. Also on August 30, 2021, DTV extended its remaining outstanding notes by 60 days.

On October 21, 2021, Broadcasting entered into the Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement with its lenders, MSD Partners, L.P. and Great American Life Insurance Company, which, among other things, extended the $52.2 million of its Senior Secured Notes, due October 21, 2021, through November 30, 2022. Concurrently, Broadcasting completed the last of a series of repurchases of all the outstanding secured notes, inclusive of accrued interest, of DTV America Corporation (“DTV”) for a total consideration of $6.2 million using a combination of cash on hand and proceeds from the sales on non-core assets.

On October 26, 2021, Broadcasting repurchased the outstanding convertible promissory notes of DTV for a total consideration of $0.7 million using proceeds from the sales of non-core assets. Subsequent to these acquisitions, DTV’s debt is held by Broadcasting and eliminated in consolidation.

On November 28, 2022, Broadcasting entered into a Sixth Omnibus Amendment to Secured Notes, extending the maturity date of $52.2 million of its Senior Secured Notes from November 30, 2022, to December 30, 2022. The terms of the notes were otherwise substantially unchanged.

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, HC2 Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. The new effective interest rates on the notes range from 12.8% to 19.6%. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities. Interest is capitalized and payable upon maturity of the principal.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes, HC2 Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants have a five-year term and are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Noncontrolling interest of $3.1 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Life Sciences

On June 27, 2022, R2 Technologies issued a $0.5 million short-term 90-day 12.0% bridge financing loan with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors. On July 13, 2022, R2 Technologies entered into a note purchase agreement with Lancer. The note payable bears interest at 12.0% per annum and was funded in two tranches. The first tranche of $5.0 million closed on July 13, 2022, and included the settlement of a $0.5 million short-term 90-day 12.0% bridge financing loan made on June 27, 2022 by Lancer, and an additional $4.5 million in cash. The second tranche of $5.0 million closed on August 8, 2022.

On December 13, 2022, R2 Technologies closed on an additional $0.8 million 18.0% note with Lancer and also increased the borrowing rate on the existing $10.0 million note to 18.0%. In addition, the maturity date on the $10.0 million note, was amended to the earlier of March 31, 2023 or within five business days after the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. All other terms were substantially unchanged. Interest is capitalized and payable upon maturity of the principal. Subsequent to year end, on February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million note and an additional 18% $0.4 million with Lancer, respectively.

For the year ended December 31, 2022, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer of $0.8 million.

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, INNOVATE repaid its 2021 Senior Secured Notes and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes were issued under an indenture dated February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association, a national banking association ("U.S. Bank"), as trustee (the "Secured Indenture"). In addition, the Company entered into exchange agreements with certain holders of approximately $51.8 million aggregate principal amount of its existing $55.0 million 7.50% convertible senior notes due 2022 (the "2022 Convertible Notes"), pursuant to which the Company exchanged such holders' 2022 Convertible Notes for newly issued 7.50% convertible notes due 2026 (the "2026 Convertible Notes"). The 2026 Senior Secured Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

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

The 2026 Senior Secured Notes were issued at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees. For the years ended December 31, 2022 and 2021, interest expense recognize relating to both the contractual interest coupon and amortization of the deferred financing fees was $30.1 million and $27.2 million, respectively.

2022 Convertible Notes

On June 1, 2022, the 2022 Convertible Notes of $3.2 million matured, and the Company repaid the principal and accrued interest upon maturity. For the years ended December 31, 2022 and 2021, interest expense recognized relating to both the contractual interest coupon and amortization of the discount on the 2022 Convertible Notes was $0.2 million and $0.6 million, respectively.

2026 Convertible Notes

The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes were issued at 100% of par with a stated interest rate of 7.50%. The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes have an effective interest rate of 3.21%, which reflects the initial $12.3 million premium and $1.1 million of deferred financing fees.

Each $1,000 of principal of the 2026 Convertible Notes will initially be convertible into 234.2971 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.27 per share, subject to adjustment upon the occurrence of specified events.

As of December 31, 2022, the 2026 Convertible Notes had a net carrying value of $59.3 million inclusive of an unamortized premium of $8.3 million. Based on the closing price of our common stock of $1.87 on December 31, 2022, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2022 and 2021, interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium was $1.9 million and $1.8 million, respectively.

Line of Credit - Revolving Credit Agreement
On February 23, 2021, the Company entered into a third amendment (the "Amendment") of the line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"). Among other things, the Amendment (i) increased the aggregate principal amount of the Revolving Credit Agreement to $20.0 million; (ii) extended the maturity date of the Revolving Credit Amendment to February 23, 2024; (iii) updated the affirmative and negative covenants contained in the Amended Credit Agreement so that they are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes; and (iv) reduced the interest rate margin applicable to loans borrowed under the Amended Credit Agreement to 5.75% from 6.75%. Except as modified by the Amendment, the terms of the Revolving Credit Agreement remain in effect. In May 2021, INNOVATE drew $5.0 million under the Revolving Credit Agreement. In July 2022, the Company drew an additional $15.0 million under the Revolving Credit Agreement.

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

Restricted Payments. The Secured Indenture contains specific covenants which restrict the Company's ability and the ability of its restricted subsidiaries (as defined in the Secured Indenture) to incur certain additional indebtedness; make certain dividends, distributions, investments and other restricted payments; repay certain debt; sell certain assets; or enter into certain transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. At December 31, 2022, the Company was in compliance with all covenants contained in the 2026 Senior Secured Notes.

2026 Convertible Notes Terms and Conditions

Maturity. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased.

Interest. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year. Interest on the 2026 Convertible Notes is paid semi-annually on February 1 and August 1 of each year.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Optional Redemption. The Company may not redeem the notes prior to August 1, 2023. On or after August 1, 2023, the Company may redeem for cash all of the notes if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (which need not be consecutive trading days) during any 30 consecutive trading-day period ending within 5 trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date.

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

Events of Default. The Convertible Indenture contains customary events of default which could, subject to certain conditions, cause the 2026 Convertible Notes to become immediately due and payable. As of December 31, 2022, the Company was in compliance with all covenants contained in the 2026 Convertible Notes.

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

INNOVATE is in compliance with its debt covenants as of December 31, 2022.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14. Income Taxes

The provisions expense for income taxes for the years indicated were as follows (in millions):

	Years Ended December 31,
	2022	2021
Current tax expense (benefit)
Federal	$(2.7)	$0.1
State	2.9	1.8
Foreign	(0.4)	1.8
Net current tax expense (benefit)	(0.2)	3.7
Deferred tax expense (benefit)
Federal	(0.6)	0.8
State	0.1	0.2
Foreign	1.6	0.9
Net deferred tax expense	1.1	1.9

Income tax expense	$0.9	$5.6

The US and foreign components of income (loss) from continuing operations before income taxes for the years indicated were as follows (in millions):

	Years Ended December 31,
	2022	2021
US	$(45.1)	$(89.7)
Foreign	4.0	9.0
Loss from continuing operations before income taxes	$(41.1)	$(80.7)

For the years indicated, the provisions expense for income taxes differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items (in millions):

	Years Ended December 31,
	2022	2021
Tax (benefit) at federal statutory rate	$(8.6)	$(17.0)
Permanent differences	0.3	0.4
State tax, net of federal benefit	1.0	(1.6)
Foreign rate differential	—	0.4
Executive and stock compensation	0.1	0.4
Increase (decrease) in valuation allowance	(0.7)	(0.6)
Transaction costs	—	0.5
Return to provision	3.2	3.3
Rate change	1.7	20.2
Outside basis difference	4.2	0.9
Other	0.7	1.6
Equity income	(1.0)	(1.1)
Derivative	—	(1.8)
Income tax expense	$0.9	$5.6

Income tax expense of $0.9 million for the year ended December 31, 2022 primarily relates to tax expense as calculated under ASC 740 for taxpaying entities, which was partially offset by the net tax savings of $3.1 million from the CGIC consolidation in the 2021 tax return, resulting in a partial release of the valuation allowance. Refer to 10. Discontinued Operations and Exit Activities in the Consolidated Financial Statements for additional information. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

Income tax expense of $5.6 million for the year ended December 31, 2021 primarily relates to tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances as of the years indicated were comprised of the following (in millions):

	December 31,
	2022	2021
Net operating loss carryforwards	$82.5	$63.8
Basis difference in fixed assets	0.3	0.7
Deferred compensation	7.2	6.7
Sec. 163(j) carryforward	46.3	58.1
Lease liability	20.5	20.9
Other deferred tax assets	13.3	13.4
Total deferred tax assets	170.1	163.6
Valuation allowance	(101.6)	(102.8)
Total net deferred tax assets	68.5	60.8

Basis difference in fixed assets	(17.5)	(14.1)
Right of use assets	(19.1)	(19.8)
Basis difference in intangibles	(27.8)	(26.1)
Other deferred tax liabilities	(11.5)	(6.9)
Total deferred tax liabilities	(75.9)	(66.9)

Net deferred tax liabilities	$(7.4)	$(6.1)

Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to net income (loss).

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

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the INNOVATE Corp. U.S. consolidated tax group (“the group”) for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2022 which provides negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence now outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.

Valuation allowances have been maintained against deferred tax assets based on losses generated by certain businesses that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return. Generally, consolidation rules under the Internal Revenue Code require consolidation of like-kind entities with an 80% or greater equity ownership, and each individual state or foreign jurisdiction has their own distinct consolidation rules which vary.

At December 31, 2022, the Company has gross U.S. net operating loss carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $226.3 million. The Company expects that approximately $162.9 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2023. This estimate may change based on changes to actual results reported on the 2022 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, the Company has $124.5 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $83.8 million from R2, $38.3 million from DTV America, and other entities of $2.4 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Due to U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. net operating loss carryforwards in the amount of $121.9 million, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $104.4 million, generated prior to 2018 will expire, if unused, by 2037.

Pursuant to the rules under Section 382, the Company concluded that it underwent an ownership change on May 29, 2014 and $46.1 million gross U.S. net operating losses recorded in the consolidated financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million. On November 4, 2015, INNOVATE issued 8.5 million shares of its stock in a primary offering. The Company believes the issuance resulted in a Section 382 ownership change and $31.7 million gross U.S. net operating losses recorded in the consolidated financial statements are subject to IRC Sec. 382.

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

As of December 31, 2022, the Company had foreign operating loss carryforwards of approximately $2.0 million.

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

The Company did not have any unrecognized tax benefits as of December 31, 2022 and 2021 related to uncertain tax positions that would impact the effective income tax rate if recognized. The company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Below is a tabular reconciliation of the total amount of unrecognized tax benefits as of the years indicated (in millions):

	Year Ended December 31,
	2022	2021
Uncertain tax benefits - January 1	$17.6	$22.9
Gross decreases - Tax positions in prior period	—	(5.3)
Uncertain tax benefits - December 31	$17.6	$17.6

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2021 remain open for examination.

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

15. Commitments and Contingencies

Unrecorded future minimum purchase commitments as of December 31, 2022 were as follows (in millions):

2023	$288.2
2024	3.6
Thereafter	—
Total commitments	$291.8

The Company’s future minimum purchase commitments are primarily for materials and subcontractor costs to be used in its construction projects. The amounts are fixed and determinable and do not include variable components.

INNOVATE CORP.
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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, PTGi International Carrier Services Ltd. (“PTGi-ICS Ltd”), received notices from Her Majesty’s Revenue and Customs office in the U.K. ("HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years. On February 15, 2022, the Upper Tribunal (Tax and Chancery) Chamber (the "Tax Tribunal") found in favor of PTGi-ICS Ltd. HMRC has acknowledged that it will not appeal the Tax Tribunal’s decision and it must pay reasonable legal fees incurred by PTGi-ICS Ltd. On August 1, 2022 ICS received £1.1 million (~$1.3 million) from HMRC for the VAT refunds previously withheld. ICS is waiting on the repayment of the outstanding interest and costs. The Company is working with HMRC agents to obtain full resolution.

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

On February 23, 2021, FVI filed an Amended Verified Stockholder Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, FVI named two additional defendants: the Company’s Chief Executive Officer, Wayne Barr, and DBMG’s General Counsel, Scott D. Sherman. The Amended Complaint includes additional fact allegations in support of the largely similar claims raised in the original complaint. Defendants moved to dismiss the Amended Complaint on April 23, 2021. The Court heard argument on the motions to dismiss on January 21, 2022. Ruling from the bench, the Court granted Defendants’ motions to dismiss, in part. The Court dismissed all claims against all individual defendants other than Ronald Yagoda, including all claims against Messrs. Barr, Stahl, Courtis, Leffler, Falcone, Sena, and Voigt. As to the two remaining defendants - INNOVATE Corp. and Yagoda - the Court dismissed all claims regarding: (i) DBMG acting as a guarantor or providing collateral for loans by the Company; (ii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iii) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting; and (iv) DBMG’s payments to the Company in 2016 and May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company. The Company believes the surviving claims in the FVI Amended Complaint relating to (i) DBMG’s payments to the Company after May 2017 pursuant to a Tax Sharing Agreement between DBMG and the Company and (ii) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial are without merit. Discovery on the two remaining claims is underway.

On December 23, 2022, the parties entered into a Joint Stipulation and Proposed Scheduling Order which, among other things, scheduled the trial date for March 12-14, 2024.

On March 1, 2023, FVI's counsel filed a Motion to Withdraw and Temporarily Stay Proceedings, which motion was granted on March 9, 2023. The Court ordered a 30-day stay of the proceedings to allow FVI to engage new counsel. The Company intends to vigorously defend this litigation.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Marin Hospital Replacement Litigation

On October 20, 2022, McCarthy Building Companies, Inc. (“McCarthy”) filed suit against Schuff Steel Company (“Schuff”), a subsidiary of DBMG, and Quality Assurance Engineering, Inc. dba Consolidated Engineering Laboratories (“CEL”) in the Superior Court of the State of California for the County of Marin, styled McCarthy Building Companies, Inc. v. Schuff Steel Company; Quality Engineering, Inc. dba Consolidated Engineering Laboratories, et al., Case No. CIV2203963 (the “Action”). In the Action, McCarthy alleges damages and delays caused by alleged failures in fabrication, erection, welding, and quality control by Schuff and improper quality assurance responsibilities by CEL on the Marin General Hospital Replacement Building (the “Project”). McCarthy asserts claims against Schuff for breach of contract, express indemnity, breach of express warranties, negligence, equitable implied indemnity, breach of implied warranties, and declaratory relief. On February 13, 2023. Schuff filed its response denying liability to McCarthy and asserting a Cross-Complaint against McCarthy, and other companies involved in the design, construction, and quality assurance, who potentially are liable for damages and delays alleged by McCarthy on the Project. In the Cross-Complaint, Schuff asserts claims for breach of contract, violation of statute, equitable indemnity apportionment, and contribution and express indemnity (the “Cross-Complaint”). Schuff intends to vigorously defend this Action and aggressively pursue the Cross-Complaint and cannot reasonably estimate any range of potential loss at this time.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of December 31, 2022, DBMG had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $956.6 million. As of December 31, 2021, DBM had outstanding letters of credit of $13.5 million under credit and security agreements and performance bonds of $900.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price.

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

On June 24, 2022, New Saxon entered into a supplemental agreement for the outright sale of its remaining 19% interest in HMN, which also changed the buyers from a Hong Kong entity to three Chinese entities. The new agreement preserved the rights under the original put option agreement, giving the Company the ability to exercise the put option if the transaction did not close by October 31, 2022. The significant terms and structure of the transaction did not otherwise change, and the transaction still required cash settlement. Subsequent to December 31, 2022, the transaction received final regulatory approvals in China, and the transaction closed on March 6, 2023. Refer to Note 24. Subsequent Events for additional information.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains all cash and cash equivalents at accredited financial institutions, in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company holds $3.2 million and $4.7 million cash in foreign accounts as of December 31, 2022 and 2021, respectively. The Company attempts to minimize the risks related to cash and cash equivalents by investing in a range of financial instruments as defined by the Company. Concentrations of credit risk with respect to accounts receivable are limited by the large number of customers comprising the Company's customer base and their geographic and business dispersion. The Company performs ongoing credit evaluations of the customers' financial condition and generally does not require collateral to support customer receivables.

For the years ended December 31, 2022, one customer exceeded 10% of the Company's revenue and accounted for approximately 23.8% and one customer accounted for more than 10% of accounts receivable for approximately 11.5%. For the fiscal year ended December 31, 2021, one customer exceeded 10% of the Company's revenue and accounted for approximately 13.9% and no customers accounted for more than 10% of accounts receivable.

For the year ended December 31, 2022, one supplier accounted for more than 10% of the Company's accounts payable for approximately 17.5%. For the fiscal year ended December 31, 2021, one supplier accounted for more than 10% of the Company's accounts payable for approximately 15.1%.

16. Employee Retirement Plans

401(k) Plans

The Company and various subsidiaries maintain 401(k) retirement savings plans which cover eligible employees, including for certain, union steelworkers, and permits participants to contribute to the plans, subject to Internal Revenue Code restrictions and which features matching contributions of various percentages of the first 1% to 5% of employee annual salary contributions, depending on the subsidiary. The Company made aggregate matching contributions of $2.9 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Multi-Employer Plans

Certain of the Company's Infrastructure segment workforce are subject to collective bargaining agreements. The Company contributes to union-sponsored, multi-employer pension plans. Contributions are made in accordance with negotiated labor contracts. The passage of the Multi-Employer Pension Plan Amendments Act of 1980 (the Act) may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, liabilities are contingent upon termination, withdrawal, or partial withdrawal from the plans. Under the Act, liabilities would be based upon the Company's proportionate share of each plan's unfunded vested benefits.

The Company made contributions to various multi-employer pension plans totaling $35.0 million and $17.7 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, most of the Infrastructure segment's collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date.

17. Share-based Compensation

On April 11, 2014, INNOVATE’s Board of Directors adopted the INNOVATE Corp. Omnibus Equity Award Plan (the "2014 Plan"), which was originally approved at the annual meeting of stockholders held on June 12, 2014. On April 21, 2017, the Board of Directors, subject to stockholder approval, adopted the Amended and Restated 2014 Omnibus Equity Award Plan (the "Restated 2014 Plan"). The Restated 2014 Plan was approved by INNOVATE's stockholders at the annual meeting of stockholders held on June 14, 2017. Subject to adjustment as provided in the Restated 2014 Plan, the Restated 2014 Plan authorized the issuance of 3,500,000 shares of common stock of INNOVATE, plus any shares that again become available for awards under the 2014 Plan, plus any shares that again become available for awards under the Restated 2014 Plan.

On April 20, 2018, the Board of Directors, subject to stockholder approval, adopted the Second Amended and Restated 2014 Omnibus Equity Award Plan (the "Second A&R 2014 Plan"). The Second A&R 2014 Plan was approved by INNOVATE's stockholders at the annual meeting of stockholders held on June 13, 2018. Subject to adjustment as provided in the Second A&R 2014 Plan, the Second A&R 2014 Plan authorized the issuance of up to 3,500,000 shares of common stock of INNOVATE, plus any shares that again become available for awards under the 2014 Plan or the Restated 2014 Plan. As of December 31, 2022, 1.0 million shares for awards remain available for issuance under Second A&R 2014 Plan.

The Second A&R 2014 Plan provides that no further awards will be granted pursuant to the 2014 Plan or the Restated 2014 Plan. However, awards previously granted under either the 2014 Plan or the Amended 2014 Plan will continue to be subject to and governed by the terms of the 2014 Plan and Amended 2014 Plan, respectively. The Compensation Committee of INNOVATE's Board of Directors administers the 2014 Plan, the Amended 2014 Plan and the Second A&R 2014 Plan and has broad authority to administer, construe and interpret the plans. The Second A&R 2014 Plan provides for the grant of awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock based awards, performance compensation awards (including cash bonus awards) or any combination of the foregoing. The Company typically issues new shares of common stock upon the exercise of stock options, as opposed to using treasury shares.

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

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.4 million for both the years ended December 31, 2022 and 2021.

All grants are time based and vest either immediately or over a period established at grant, typically with a requisite service period of two to three years for the employee to vest in the stock-based award, subject to discretion by Compensation Committee of the Board of Directors. There are no other substantive conditions for vesting. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures as they are incurred, using the straight-line basis.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2020	628,433	$3.93
Granted	593,458	$3.81
Vested	(514,543)	$3.89
Forfeited	(151,469)	$4.13
Unvested - December 31, 2021	555,879	$3.79
Granted	1,031,611	$2.41
Vested	(400,395)	$3.77
Forfeited	(45,289)	$3.68
Unvested - December 31, 2022	1,141,806	$2.56

The aggregate vesting date fair value of the restricted stock awards which vested during the years ended December 31, 2022 and 2021 was $0.9 million and $2.0 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $2.0 million and is expected to be recognized over the remaining weighted average period of 1.8 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2020	4,739,858	$5.13
Expired	(23,999)	$5.31
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Expired	(1,500)	$4.06
Outstanding and exercisable - December 31, 2022	4,995,150	$5.02

The weighted-average grant-date fair value of the stock options granted during the year ended December 31, 2022 was $1.47. As of December 31, 2022, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 1.8 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately 10 years. As of December 31, 2022, there were no unvested stock options and no unrecognized stock-based compensation expenses related to unvested stock options.

18. Temporary Equity and Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2022	2021
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Share Activity

Series A Shares

CGI Purchase

In December 2018, CGI, a wholly owned subsidiary of the Company closed on the purchase of 6,125 shares of Series A Preferred Stock, and on January 11, 2019, CGI purchased 10,000 shares of Series A-2 Preferred Stock. The shares and dividends accrued related to the Series A-2 Preferred Stock owned by CGI were eliminated in consolidation prior to its sale on July 1, 2021. Refer to Note 10. Discontinued Operations and Exit Activities for further information.

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

For the year ended December 31, 2021, 119,784 and 13,477 shares of the Company's common stock were issued to Luxor and Corrib, respectively, in conjunction with the conversion agreements.

The fair value of the Additional Share Consideration for the year ended December 31, 2021 was valued by the Company at $0.3 million and was recorded within Preferred stock and deemed dividends from conversion line item of the Consolidated Statements of Operations as a deemed dividend.

On May 29, 2021, pursuant to the terms of the Additional Share Consideration, the final Participating Dividend payments were made to Luxor and Corrib.

Redemption and Conversion of Series A and A-2 Shares

On May 29, 2021, pursuant to the Certificate of Designation, holders of the Series A and A-2 Preferred Stock caused the Company to redeem the Series A and A-2 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A and A-2 Preferred Stock), of which $10.4 million was paid in cash to holders of the Series A and A-2 Preferred Stock. Each share of Series A and A-2 Preferred Stock that was not so redeemed was automatically converted into shares of common stock at the conversion price then in effect, of which 50,410 shares of the Company's common stock were issued in lieu of cash to holders of the Series A Preferred Stock. In connection with the Stock Purchase Agreement, CGI, formerly a wholly owned subsidiary of the Company, entered into a letter agreement with the Company to not redeem at maturity or seek redemption of 6,125 shares of the Company's Series A and 10,000 shares of the Company's Series A-2 Preferred Stock.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet with a combined redemption value of $16.1 million with a current fair value as of December 31, 2022 of $17.6 million.

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

As of December 31, 2022, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the years ended December 31, 2022 and 2021, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, excluding the Series A and Series A-2 Preferred Stock which was owned by CGIC and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021, as presented in the following table (in millions):

2022
Declaration Date	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022	January 15, 2023
Total Dividend	$0.3	$0.3	$0.3	$0.3

2021
Declaration Date	March 31, 2021	May 29, 2021	September 30, 2021	December 31, 2021
Holders of Record Date	March 31, 2021	May 29, 2021	September 30, 2021	December 31, 2021
Payment Date	April 15, 2021	June 4, 2021	October 15, 2021	January 15, 2022
Total Dividend	$0.2	$0.1	$0.3	$0.3

DBMGi Series A Preferred Stock Issuance

On November 30, 2018, CGIC purchased 40,000 shares of DBMGi's Series A Preferred Stock, which was eliminated in consolidation. On July 1, 2021, as a part of the sale of CIG which resulted in the deconsolidation of the entity, INNOVATE was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the now deconsolidated CGIC. Upon issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock has been classified as temporary equity in the Company's Consolidated Balance Sheet. As of December 31, 2022, there are 41,820.25 shares of DBMGi's Series A Preferred Stock outstanding and 500,000 shares with a par value of $0.001 each are authorized for issuance.

Redemption Option. The DBMGi Preferred Stock is redeemable at any time, in whole or in part, at the option of the Company, or at any time or by the holder prior to July 2026.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Subsequent Measurement. The DBMGi Series A Preferred Stock is measured each reporting period at its maximum redemption value, which is equal to the stated value plus all accrued, accumulated and unpaid dividends as of the end of each reporting period as they are currently redeemable. The Company pays accrued dividends quarterly in cash (with an option to PIK), and the Company does not expect to make any subsequent measurement adjustments recorded to the initial carrying amount. As such no accretion will be recognized until future dividend payments would otherwise reduce the carrying value below its redemption value. In such a case, the Company will adjust the carrying value to its maximum redemption amount.

During the years ending December 31, 2022 and 2021, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding Preferred Stock, as presented in the following tables (in millions):

2022

Declaration Date	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022	January 15, 2023
Total Dividend*	$0.9	$0.9	$0.9	$0.9

*The dividends paid on April 15, 2022, October 15, 2022 and January 15, 2023 were paid in cash. The DBMGi Board of Directors elected to pay the second quarter dividend payable July 15, 2022 in shares.

2021

Declaration Date	September 30, 2021	December 31, 2021
Holders of Record Date	September 30, 2021	December 31, 2021
Payment Date	October 15, 2021	January 15, 2022
Total Dividend	$0.8	$0.9

The 2021 dividends were paid in cash.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the “Preservation Plan”) between the Company and Computershare Trust Company, N.A., as Rights Agent. The Preservation Plan is designed to protect the Company’s ability to use its tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”). If any person or group acquires 4.9% or more of the outstanding shares of the Company's Common Stock (subject to certain exceptions), there would be a triggering event under the Preservation Plan which could result in significant dilution in the ownership interest of such person or group. As such, the Preservation Plan has anti-takeover effects. In connection with the adoption of the Preservation Plan, the Company disclosed that given the change-over in the Company’s stock over the past several years, the Company was approaching the risk of losing its Tax Benefits.

Pursuant to Preservation Plan, the Board of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to stockholders of record at the close of business on September 9, 2021 (the “Record Date”). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $20.00 per Unit, subject to adjustment (the “Purchase Price”). The Plan is intended to help protect the Company’s ability to use its tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”) .

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m. (New York City time) on March 31, 2023 (as extended in June 2022 from August 30, 2022 to March 31, 2023) or such later date and time as may be determined by the Board and approved by the stockholders of the Company by a vote of the majority of the votes cast by the holders of shares entitled to vote thereon at a meeting of the stockholders of the Company prior to 11:59 p.m. (New York City time) on March 31, 2023 (which later date and time shall be in no event later than 11:59 p.m. (New York City time) on August 30, 2024), (ii) the time at which the Rights are redeemed or exchanged as provided in the Plan, (iii) the time at which the Board determines that the Plan is no longer necessary or desirable for the preservation of Tax Benefits, and (iv) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward.

Unless terminated early or extended by the Company's shareholders (to no later than 11:59 p.m. (New York City time) on August 30, 2024), the Tax Benefits Preservation Plan will terminate on March 31, 2023.

19. Related Parties

Non-Operating Corporate

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by INNOVATE's former CEO and formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right-of-use asset and lease liability on the Consolidated Balance Sheets.

During the year ended December 31, 2021, and subsequent to the sale of CGIC on July 1, 2021, to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a former director of the Company until June 17, 2022 and who has also served as executive chairman of Continental since October 2020, INNOVATE's Board of Directors declared cash dividends of $0.6 million to CGIC with respect to INNOVATE’s issued and outstanding Preferred Stock, and DBMGi's Board of Directors declared cash dividends of $1.7 million to CGIC with respect to DBMGi’s issued and outstanding Preferred Stock.

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.1 million. For the years ended December 31, 2022 and 2021, DBMG incurred lease expense of $97 thousand and $55 thousand, respectively.

Banker Steel has leased one plane from Banker Aviation LLC, a related party that is owned by Donald Banker, with monthly lease payments of $0.1 million and a total lease liability of $1.2 million. During the first quarter 2022, one of the two plane leases was terminated. For the years ended December 31, 2022 and 2021, DBMG incurred lease expense related to these leases of $1.3 million and $1.0 million, respectively.

Banker Steel also had a subordinated 11.0% note payable of $6.3 million to Donald Banker, a related party, which was redeemed in full by DBMG on April 4, 2022. For the years ended December 31, 2022 and 2021, DBMG incurred interest expense related to this note, of $0.2 million and $0.4 million, respectively. Refer to Note 13. Debt Obligations for additional information.

Life Sciences

On June 27, 2022, R2 Technologies issued a $0.5 million short-term 90-day 12.0% bridge financing loan with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, Chairman of the Board of Directors of INNOVATE. On July 13, 2022, R2 Technologies entered into a $10.0 million note purchase agreement with Lancer. The note payable bears interest at 12.0% per annum, and was funded in two tranches. The first tranche of $5.0 million closed on July 13, 2022, and included the settlement of the $0.5 million short-term 90-day 12.0% bridge financing loan made on June 27, 2022 by Lancer, and an additional $4.5 million in cash. The second tranche of $5.0 million closed on August 8, 2022.

On December 13, 2022, R2 Technologies closed on an additional $0.8 million 18.0% note with Lancer and also increased the borrowing rate on the existing $10.0 million note to 18.0%. In addition, the maturity date on the existing $10.0 million note, was amended to the earlier of March 31, 2023 or within five business days after the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. For the year ended December 31, 2022, R2 Technologies recognized interest expense of $0.8 million related to the notes with Lancer. Subsequent to year end, on February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million and an additional 18% $0.4 million note with Lancer, respectively.

For the years ended December 31, 2022 and 2021, R2 Technologies recognized revenues of $3.0 million and $0.1 million, respectively, from sales to a subsidiary of Huadong, a related party of R2 Technologies. The related accounts receivable totaled $0.6 million and zero, as of December 31, 2022 and 2021, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For both the years ended December 31, 2022 and 2021, R2 Technologies incurred approximately $0.4 million of stock compensation and royalty expenses that were paid to Blossom Innovations, LLC, an investor and a related party of R2 Technologies.

During the year ended December 31, 2021, R2 Technologies paid $0.4 million of a milestone payment to Blossom Innovations, LLC.

20. Operating Segments and Related Information

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

The Company's revenue concentrations of 10% and greater for the periods indicated were as follows:

		Years Ended December 31,
	Segment	2022	2021
Customer A	Infrastructure	23.8%	13.9%

Summarized financial information with respect to the Company’s operating segments for the periods indicated is as follows (in millions):

	Years Ended December 31,
	2022	2021
Revenue
Infrastructure	$1,594.3	$1,159.7
Life Sciences	4.3	3.5
Spectrum	38.7	42.0
Total revenue	$1,637.3	$1,205.2

	Years Ended December 31,
	2022	2021
Income (loss) from operations
Infrastructure	$57.5	$35.2
Life Sciences	(20.1)	(19.9)
Spectrum	(3.8)	(0.8)
Other	(0.6)	(2.0)
Non-operating Corporate	(19.6)	(23.1)
Total income (loss) from operations	$13.4	$(10.6)

	Years Ended December 31,
Reconciliation of the consolidated segment income (loss) from operating consolidated loss from continuing operations before income taxes	2022	2021

Income (loss) from operations	$13.4	$(10.6)
Interest expense	(52.0)	(59.1)
Loss on extinguishment of debt	—	(12.5)
Loss from equity investees	(1.3)	(2.8)
Other (expense) income, net	(1.2)	4.3
Loss from continuing operations before income taxes	$(41.1)	$(80.7)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Years Ended December 31,
	2022	2021
Depreciation and Amortization
Infrastructure	$21.0	$19.1
Infrastructure recognized within cost of revenue	15.0	12.2
Total Infrastructure	36.0	31.3
Life Sciences	0.3	0.2
Spectrum	5.8	6.0
Non-operating Corporate	0.1	0.1
Total depreciation and amortization	$42.2	$37.6

	Years Ended December 31,
	2022	2021
Capital Expenditures (*)
Infrastructure	$16.5	$18.3
Life Sciences	0.8	0.5
Spectrum	3.3	5.3
Non-operating Corporate	0.1	—
Total	$20.7	$24.1
(*) The above capital expenditures exclude assets acquired under capital lease and other financing obligations.

	December 31,
	2022	2021
Investments
Infrastructure	$—	$0.7
Life Sciences	7.6	10.2
Other	51.9	45.1
Total	$59.5	$56.0

	December 31,
	2022	2021
Equity Method Investments (included in Investments above)
Infrastructure	$—	$0.7
Life Sciences	3.0	4.2
Other	40.6	33.9
Total	$43.6	$38.8

	December 31,
	2022	2021
Total Assets
Infrastructure	$879.3	$786.4
Life Sciences	15.4	22.0
Spectrum	188.2	198.9
Other	53.6	48.0
Non-operating Corporate	15.2	25.3
Total	$1,151.7	$1,080.6

21. Basic and Diluted Loss Per Common Share

Earnings per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities; however, they do not participate in losses and as such are excluded from the computation of basic earnings (loss) per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive between the two available methods in a period.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company had no dilutive common share equivalents during the years ended December 31, 2022 and 2021 due to results from continuing operations being a loss, net of tax. As of December 31, 2022, 868,104 common stock equivalents from unvested restricted stocks were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computation of diluted net loss per share for the years ended December 31, 2022 and 2021 are: preferred stock, convertible debt and stock options. The following table presents a reconciliation of net loss used in the basic and diluted EPS calculations (in millions, except per share amounts):

	Years Ended December 31,
	2022	2021
Loss from continuing operations	$(42.0)	$(86.3)
Loss from continuing operations attributable to noncontrolling interest and redeemable noncontrolling interest	6.1	7.8
Loss from continuing operations attributable to INNOVATE Corp.	(35.9)	(78.5)
Less: Preferred dividends and deemed dividends from conversions	4.9	2.2
Loss from continuing operations attributable to INNOVATE common stockholders	(40.8)	(80.7)
Loss from discontinued operations	—	(149.9)
Loss from discontinued operations attributable to noncontrolling interest and redeemable noncontrolling interest	—	0.9
Loss from discontinued operations, net of tax and noncontrolling interest	—	(149.0)
Net loss attributable to common stockholders	$(40.8)	$(229.7)

Numerator for loss per share - basic and diluted
Net loss from continuing operations attributable to common stock	$(40.8)	$(80.7)
Net loss from discontinued operations attributable to common stock	—	(149.0)
Net loss attributable to common stock - basic and diluted	$(40.8)	$(229.7)

Denominator for basic and dilutive loss per share
Weighted average common shares outstanding	77.5	77.1

Loss per share - continuing operations - basic and diluted	$(0.53)	$(1.05)
Loss per share - discontinued operations - basic and diluted	$—	$(1.93)
Loss per share - basic and diluted	$(0.53)	$(2.98)

22. Fair Value of Financial Instruments

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

December 31, 2022			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$712.3	$643.0	$—	$643.0	$—
Total liabilities not accounted for at fair value	$712.3	$643.0	$—	$643.0	$—

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2021			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (1)	$626.3	$648.2	$—	$648.2	$—
Total liabilities not accounted for at fair value	$626.3	$648.2	$—	$648.2	$—
(1) Excludes operating lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from Citadel Securities. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

23. Supplementary Financial Information

Other (Expense) Income, net

The following table provides information relating to Other (expense) income, net for the periods indicated (in millions):

	Years Ended December 31,
	2022	2021
(Loss) on embedded derivatives	$—	$(0.7)
Other (expense) income, net	(1.2)	5.0
Total	$(1.2)	$4.3

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the periods indicated (in millions):

	Years Ended December 31,
	2022	2021
Cash and cash equivalents, beginning of period	$45.5	$43.8
Restricted cash	2.0	1.5
Restricted cash included in other assets (non-current)	—	—
Total cash, cash equivalents and restricted cash	$47.5	$45.3

Cash and cash equivalents, end of period	$80.4	$45.5
Restricted cash	0.3	2.0
Restricted cash included in other assets (non-current)	1.5	—
Total cash and cash equivalents and restricted cash	$82.2	$47.5

Cash and cash equivalents classified in Assets held for sale, beginning of period	$—	$195.2
Restricted cash classified in Assets held for sale	—	0.2
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$—	$195.4

Supplemental cash flow information:
Cash paid for interest	$42.5	$32.6
Cash paid for taxes, net of refunds	$5.9	$5.4

Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$0.4	$1.4
Issuance of preferred stock	$0.9	$19.1
Accrued interest and fees capitalized into principal debt	$17.5	$—
Issuance of redeemable noncontrolling interest	$—	$40.9
Extinguishment of convertible note in exchange	$—	$51.8
Issuance of convertible note in exchange	$—	$(51.8)
Debt assumed in acquisitions	$—	$6.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

24. Subsequent Events

On March 6, 2023, the Company closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. After taxes and transaction fees, INNOVATE received approximately $32 million in cash.