Form 10-Q
period 2023-03-31
INNOVATE Corp.
filed 2023-05-10
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210

INNOVATE CORP. (Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
222 Lakeview Ave., Suite 1660, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)
(212) 235-2691
(Registrant’s telephone number, including area code)

295 Madison Ave., 12th Floor, New York, NY 10017
Former name or former address, if changed since last report

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of May 8, 2023, 79,049,423 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)
PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	Three Months Ended March 31,
	2023	2022
Revenue	$317.9	$412.8
Cost of revenue	274.3	363.0
Gross profit	43.6	49.8
Operating expenses:
Selling, general and administrative	41.7	42.6
Depreciation and amortization	6.3	6.9
Other operating income	(0.4)	(0.4)
(Loss) income from operations	(4.0)	0.7
Other (expense) income:
Interest expense	(15.6)	(12.6)
Loss from equity investees	(4.0)	(0.5)
Other income (expense), net	16.5	(0.1)
Loss from operations before income taxes	(7.1)	(12.5)
Income tax expense	(0.9)	(1.6)
Net loss	(8.0)	(14.1)
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1.0)	1.7
Net loss attributable to INNOVATE Corp.	(9.0)	(12.4)
Less: Preferred dividends	1.2	1.2
Net loss attributable to common stockholders	$(10.2)	$(13.6)

Loss per share - basic and diluted	$(0.13)	$(0.18)

Weighted average common shares outstanding - basic and diluted	77.7	77.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Net loss	$(8.0)	$(14.1)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(1.0)	0.7
Dispositions of investments, net of tax	(9.1)	—
Other comprehensive (loss) income	$(10.1)	$0.7
Comprehensive loss	(18.1)	(13.4)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	1.7	1.6
Comprehensive loss attributable to INNOVATE Corp.	$(16.4)	$(11.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$16.6	$80.4
Accounts receivable, net	253.7	254.9
Contract assets	180.2	165.1
Inventory	21.3	18.9
Restricted cash	—	0.3
Other current assets	14.7	16.8
Total current assets	486.5	536.4
Investments	7.7	59.5
Deferred tax asset	1.7	1.7
Property, plant and equipment, net	164.0	165.0
Goodwill	127.0	127.1
Intangibles, net	186.1	190.1
Other assets	71.1	71.9
Total assets	$1,044.1	$1,151.7
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$167.0	$202.5
Accrued liabilities	45.0	65.4
Current portion of debt obligations	32.9	30.6
Contract liabilities	104.9	98.6
Other current liabilities	24.7	20.1
Total current liabilities	374.5	417.2
Deferred tax liability	3.7	9.1
Debt obligations	664.3	683.8
Other liabilities	107.6	71.2
Total liabilities	1,150.1	1,181.3
Commitments and contingencies
Temporary equity
Preferred stock Series A-3 and Series A-4, $0.001 par value	17.3	17.6
Shares authorized: 20,000,000 as of both March 31, 2023 and December 31, 2022
Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4 as of both March 31, 2023 and December 31, 2022
Redeemable noncontrolling interest	(5.2)	43.4
Total temporary equity	12.1	61.0
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 as of both March 31, 2023 and December 31, 2022
Shares issued: 80,537,415 and 80,216,028 as of March 31, 2023 and December 31, 2022, respectively
Shares outstanding: 79,049,423 and 78,787,768 as of March 31, 2023 and December 31, 2022, respectively
Additional paid-in capital	326.8	330.1
Treasury stock, at cost: 1,487,992 and 1,428,260 shares as of March 31, 2023 and December 31, 2022, respectively	(5.4)	(5.3)
Accumulated deficit	(461.1)	(452.1)
Accumulated other comprehensive (loss) income	(1.5)	5.9
Total INNOVATE Corp. stockholders’ deficit	(141.1)	(121.3)
Noncontrolling interest	23.0	30.7
Total stockholders’ deficit	(118.1)	(90.6)
Total liabilities, temporary equity and stockholders’ deficit	$1,044.1	$1,151.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders'(Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2022	78.8	$0.1	$330.1	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)	$61.0
Share-based compensation	—	—	0.5	—	—	—	0.5	—	0.5	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Preferred stock dividends	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	(0.3)
Issuance of common stock	0.3	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10.7)	(10.7)	(5.2)
Transactions with noncontrolling interests	—	—	(2.9)	—	—	—	(2.9)	3.0	0.1	0.1
DBMGi preferred stock liability reclass	—	—	—	—	—	—	—	—	—	(41.8)
Net (loss) income	—	—	—	—	(9.0)	—	(9.0)	2.2	(6.8)	(1.2)
Other comprehensive (loss)	—	—	—	—	—	(7.4)	(7.4)	(2.2)	(9.6)	(0.5)
Balance as of March 31, 2023	79.0	0.1	$326.8	$(5.4)	$(461.1)	$(1.5)	$(141.1)	$23.0	$(118.1)	$12.1

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	0.8	—	—	—	0.8	—	0.8	—
Preferred stock dividend	—	—	(0.8)	—	—	—	(0.8)	(1.3)	(2.1)	(0.3)
Issuance of common stock	0.6	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	0.1	—	—	—	0.1	(0.2)	(0.1)	0.1
Other	—	—	0.1	—	—	—	0.1	—	0.1	—
Net loss	—	—	—	—	(12.4)	—	(12.4)	—	(12.4)	(1.7)
Other comprehensive income	—	—	—	—	—	0.6	0.6	—	0.6	—
Balance as of March 31, 2022	78.4	$0.1	$330.8	$(5.2)	$(428.6)	$7.0	$(95.9)	$26.6	$(69.3)	$66.2

(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled a loss of $2.7 million and income of $5.8 million as of March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(8.0)	$(14.1)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Share-based compensation expense	0.5	0.8
Depreciation and amortization (including amounts in cost of revenue)	10.2	10.6
Amortization of deferred financing costs and debt discount	1.6	1.2
Loss from equity investees	4.0	0.5
Realized and unrealized gains on equity method investments	(16.1)	—
Asset impairment expense	—	0.1
Deferred income taxes	(5.4)	0.4
Other operating activities, net	(0.5)	0.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1.6	(25.8)
Contract assets	(15.1)	(22.0)
Other current assets	(1.1)	(1.2)
Inventory	(2.4)	(2.5)
Other assets	2.5	4.5
Accounts payable	(36.3)	20.2
Accrued liabilities	(19.0)	(7.2)
Contract liabilities	6.3	(24.0)
Other current liabilities	(1.4)	(4.9)
Other liabilities	1.6	(0.2)
Cash used in operating activities	(77.0)	(63.4)
Cash flows from investing activities
Purchase of property, plant and equipment	(3.7)	(4.6)
Proceeds from disposal of property, plant and equipment	0.3	1.8
Loan to equity method investee	—	(4.5)
Proceeds from the sale of equity method investments	54.2	—
Other investing activities	0.4	(0.1)
Cash provided by (used in) investing activities	51.2	(7.4)
Cash flows from financing activities
Proceeds from debt obligations, net of deferred financing costs	0.9	—
Principal payments on debt obligations	(4.6)	(6.4)
Proceeds from line of credit	40.0	100.0
Payments on line of credit	(57.0)	(40.0)
Payments to noncontrolling interests and redeemable noncontrolling interests related to sale of equity method investment	(15.9)	—
Dividend payments	(1.2)	(2.4)
Other financing activities	(0.2)	—
Cash (used in) provided by financing activities	(38.0)	51.2
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	0.5
Net decrease in cash and cash equivalents, including restricted cash	(64.2)	(19.1)
Cash, cash equivalents and restricted cash, beginning of period	82.2	47.5
Cash, cash equivalents and restricted cash, end of period	$18.0	$28.4

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

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and equity method investments. Pansend maintains controlling interests of approximately 80% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 57% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximately 46% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, and an approximately 26% interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company.

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

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH's results include its subsidiary's 19% equity method investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), until it was sold on March 6, 2023. Refer to Note 6. Investments for additional information.

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted in these interim unaudited financial statements pursuant to such rules and regulations. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
These interim financial statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.

Use of Estimates and Assumptions

The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

Liquidity

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and operating leases) and other cash needs for our operations for at least the next twelve months from the issuance of the unaudited Condensed Consolidated Financial Statements through a combination of available cash, availability on our Revolving Credit Line, and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

Credit Loss Standard

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This new standard and its related amendments change the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables and contract assets, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the new expected loss model, which is based on historical experience, current conditions and reasonable and supportable forecasts, entities recognize estimated credit losses over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred.

The adoption of ASU 2016-13 and its related amendments on January 1, 2023, did not have any effect on the Company’s Condensed Consolidated Financial statements and did not record any effects through retained earnings. For the amounts calculated for the Current Expected Credit Loss (“CECL”) model for the three months ended March 31, 2023, subsequent to initial transition, the Company has recognized an expense in the unaudited Condensed Consolidated Statements of Operations. As the amount is immaterial, it is presented within general and administration costs rather than a separate line.

The Company reviewed its entire portfolio of assets recognized on the balance sheet as of January 1, 2023, and identified Accounts Receivable and Contract Assets as the material impacted assets in-scope of Topic 326. The risk of credit losses from the remaining portfolio of assets was concluded to be immaterial. Accounts Receivable and Contract Assets are presented net of allowances for credit losses. Refer to Note 4. Accounts Receivable, Net. At each balance sheet date, all potentially uncollectible accounts are assessed individually for the purpose of determining the appropriate provision for doubtful accounts. Management has elected to use a risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Other Recent Accounting Pronouncements

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) which contains optional practical expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the period for utilization of the practical expedients under ASU 2020-04 through December 31, 2024. The Company has instruments, including DBMGi's $41.8 million Series A Preferred Stock (Refer to Note 15. Preferred Stock and Equity) and INNOVATE's $5.0 million line of credit agreement (Refer to Note 11. Debt Obligations) that reference LIBOR. DBMGi's Series A Preferred Stock and INNOVATE's line of credit agreement, prior to its extension in April 2023, reference LIBOR and contain customary LIBOR replacement language, including, but not limited to, the use of replacement rates based on the secured overnight financing rate, and, consequently, these ASUs are not expected to have a material effect on the Company's Condensed Consolidated Financial Statements. Refer to Note 21. Subsequent Events for additional information on the extension of INNOVATE's line of credit and the change in benchmark from LIBOR-based rates to SOFR-based rates.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 21. Subsequent Events for any subsequent events.

3. Revenue and Contracts in Process

Revenue from contracts with customers consists of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue
Infrastructure	$311.7	$402.2
Life Sciences	0.5	0.8
Spectrum	5.7	9.8
Total revenue	$317.9	$412.8

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	March 31, 2023	December 31, 2022

Accounts receivables with customers
Infrastructure	$245.4	$244.5
Life Sciences	0.9	0.8
Spectrum	3.1	5.1
Total accounts receivables with customers	$249.4	$250.4

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2023	2022
Commercial	$112.5	$238.2
Industrial	91.3	89.2
Healthcare	31.4	26.1
Convention	25.4	19.6
Transportation	41.5	10.0
Leisure	3.2	4.2
Government	3.7	7.4
Other	2.7	7.2
Total revenue from contracts with customers	311.7	401.9
Other revenue	—	0.3
Total Infrastructure segment revenue	$311.7	$402.2

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Contract assets and contract liabilities and recognized earnings consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Costs incurred on contracts in progress	$2,472.5	$2,503.3
Estimated earnings	405.9	378.9
Contract revenue earned on uncompleted contracts	2,878.4	2,882.2
Less: progress billings	2,803.1	2,815.7
	$75.3	$66.5

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$180.2	$165.1
Contract liabilities	(104.9)	(98.6)
	$75.3	$66.5

	March 31, 2023	December 31, 2022

Cost in excess of billings	$103.8	$90.7
Conditional retainage	76.4	74.4
Contract assets	$180.2	$165.1

Billings in excess of costs	$(163.5)	$(152.0)
Conditional retainage	58.6	53.4
Contract liabilities	$(104.9)	$(98.6)

The change in contract assets is a result of the recording of $101.2 million of contract assets driven by new commercial projects, offset by $86.1 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $89.7 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $83.4 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Commercial	$269.8	$25.5	$295.3
Industrial	362.4	9.5	371.9
Transportation	332.5	57.1	389.6
Government	6.6	1.3	7.9
Leisure	2.1	—	2.1
Healthcare	127.7	287.5	415.2
Convention	93.8	—	93.8
Other	5.3	0.5	5.8
Remaining unsatisfied performance obligations	$1,200.2	$381.4	$1,581.6

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 3.75 years.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended March 31,
	2023	2022
Systems and consumables revenue	$0.5	$0.8
Total Life Sciences segment revenue	$0.5	$0.8

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended March 31,
	2023	2022
Broadcast station	$5.2	$4.8
Network advertising	—	3.9
Network distribution	—	0.7
Other	0.5	0.4
Total Spectrum segment revenue	$5.7	$9.8

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of $7.8 million of broadcast station revenues of which $3.8 million is expected to be recognized within one year and $4.0 million is expected to be recognized within the next 3 years.

On December 31, 2022, Broadcasting shut-down the operations and broadcasting of the Azteca America network and, had terminated both the PLA and BSA with TV Azteca. HC2 Network did not quality for discontinued operations presentation as HC2 Network was not significant to the Company, did not represent a strategic shift and will not have a major effect on the Company's operations and financial results. As a result of the cessation of the Azteca operations, the Company no longer has any unsatisfied performance obligations related to network advertising or network distribution.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Contracts in progress	$245.6	$244.8
Unbilled retentions	0.2	0.2
Trade receivables	4.0	5.9
Other receivables	4.3	4.5
Allowance for expected credit losses (1)(2)	(0.4)	(0.5)
Total	$253.7	$254.9
(1) Allowance for doubtful accounts as of December 31, 2022, prior to the adoption of ASU 2016-13.
(2) There was no change to the allowance for expected credit losses as a result of the adoption of ASU 2016-13 on January 1, 2023.

For the three months ended March 31, 2023, the Company recognized a $0.1 million reversal of provisions for expected credit losses and for the three months ended March 31, 2022, recognized provisions for doubtful accounts of $0.2 million.

5. Inventory

Inventory consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Raw materials and consumables	$18.5	$15.7
Work in process	0.8	1.2
Finished goods	2.0	2.0
Total inventory	$21.3	$18.9

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

6. Investments

The carrying values of the Company's investments were as follows (in millions):

	March 31, 2023
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$3.1	$—	$3.1
Preferred stock and fixed maturities	—	—	4.6	4.6
Total	$—	$3.1	$4.6	$7.7

	December 31, 2022
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$3.0	$—	$3.0
Preferred stock and fixed maturities	—	—	4.6	4.6
Put option	11.3	—	—	11.3
Investment in securities	—	40.6	—	40.6
Total	$11.3	$43.6	$4.6	$59.5
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

Equity Method Investments

The Company's equity method investments as of March 31, 2023 are comprised of investments in MediBeacon and Triple Ring, and, as of December 31, 2022 were comprised of investments in MediBeacon, Triple Ring and HMN.

The Company's share of net losses from its equity method investments totaled $4.0 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The Company accounts for its Triple Ring equity method investment results on a one-month lag basis.

MediBeacon

Pansend accounts for MediBeacon's preferred stock as an equity method investment, inclusive of any fixed maturity securities (notes) issued by Pansend to MediBeacon. On March 15, 2022, Pansend issued MediBeacon a $4.5 million 8.0% convertible note due March 2025, increasing the total outstanding principal to $5.0 million.

On February 23, 2023, pursuant to its amended commercial partnership with Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, MediBeacon issued $7.5 million of its preferred stock to Huadong in exchange for additional shares of preferred stock, which decreased Pansend's ownership in MediBeacon from approximately 47% as of December 31, 2022 to approximately 46% subsequent to the transaction. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income (expense), net in the Condensed Consolidated Statements of Operations, which increased Pansend's basis in MediBeacon. Concurrently, Pansend recognized additional equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Therefore, as of March 31, 2023, Pansend's carrying amount of its investment in MediBeacon remains at zero inclusive of the $5.0 million 8.0% convertible note due March 2025.

HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. Refer to Note 12. Income Taxes for additional information. As of March 31, 2023, $15.9 million had been paid to GMH's non-controlling interest holders and redeemable noncontrolling interest holders pursuant to the partnership agreement, and $0.1 million was paid in April 2023. New Saxon recognized a gain on sale of $12.3 million, which is reflected in Other income (expense), net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following tables provide combined summarized unaudited financial information for the Company's equity method investments(1) (in millions):

	March 31, 2023	December 31, 2022

Assets	$65.9	$786.4
Liabilities	100.2	670.2
Equity	$(34.3)	$116.2

	Three Months Ended March 31,
	2023	2022
Total revenues	$39.0	$70.2
Gross profit	$11.3	$17.6
Operating loss	$(6.0)	$(1.2)
Net (loss) income	$(6.6)	$1.9

(1) Excludes the Assets and Liabilities of HMN as of March 31, 2023, and only includes the results of operations of HMN until the date of sale in the first quarter of 2023.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Equipment, furniture and fixtures, and software	$202.7	$196.0
Building and leasehold improvements	45.5	44.8
Land	26.1	26.1
Construction in progress	6.0	8.4
Plant and transportation equipment	8.0	8.2
	$288.3	$283.5
Less: Accumulated depreciation	124.3	118.5
Total	$164.0	$165.0

Depreciation expense was $6.3 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively. These amounts included $3.9 million and $3.7 million of depreciation expense recognized within cost of revenue for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the net book value of equipment under capital leases included in PP&E was $2.7 million and $2.1 million, respectively. As of March 31, 2023 and December 31, 2022, the net book value of capitalized internal-use software included in PP&E was $37.2 million and $35.6 million, respectively.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2022	$105.7	$21.4	$127.1
Translation adjustment	(0.1)	—	(0.1)
Balance as of March 31, 2023	$105.6	$21.4	$127.0

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	March 31, 2023	December 31, 2022

FCC licenses	$106.3	$106.3
Total	$106.3	$106.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
For the three months ended March 31, 2022, the Company recorded an impairment charge of $0.1 million, which is reflected in Other operating income in the unaudited Condensed Consolidated Statements of Operations. The impairment charges related to non-core FCC licenses which were sold in order to bring their carrying value equal to the agreed upon sales price prior to the execution of the sale.

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	March 31, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(8.4)	$17.0	$25.4	$(8.0)	$17.4
Customer relationships and contracts	11 years	87.6	(38.8)	48.8	87.6	(35.4)	52.2
Channel sharing arrangements	35 years	12.6	(1.5)	11.1	12.6	(1.4)	11.2
Other	12 years	4.0	(1.1)	2.9	4.1	(1.1)	3.0
Total		$129.6	$(49.8)	$79.8	$129.7	$(45.9)	$83.8

Amortization expense for definite lived intangible assets was $3.9 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

9. Leases

Operating lease right-of-use-assets and assets held under finance leases are recognized in the Condensed Consolidated Balance Sheets within Other assets and Property, plant and equipment, net, respectively. Operating lease liabilities and finance lease liabilities are recognized in the Condensed Consolidated Balance Sheets within Other liabilities and Debt obligations, respectively. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Right-of-use assets:
Operating lease (Other assets)	$64.5	$65.8
Finance lease (Property, plant and equipment, net)	2.7	2.1
Total right-of-use assets	$67.2	$67.9

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$15.6	$17.1
Non-current portion of operating lease (Other liabilities)	53.6	53.8
Finance lease (Debt obligations)	2.7	2.1
Total lease liabilities	$71.9	$73.0

The tables below present financial information associated with the Company's leases. The information is presented as of, and for the three months ended March 31, 2023 and 2022. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2023 and 2045.

The following table summarizes the components of lease expense (in millions):

	Three Months Ended March 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$0.1	$—
Net finance lease cost	0.1	—
Operating lease cost	5.9	5.9
Variable lease cost	0.1	0.1
Sublease income	(0.2)	(0.2)
Total lease cost	$5.9	$5.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$0.1	$—
Operating cash flows from operating leases	$6.3	$6.2
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$0.6	$—
Operating leases	$3.9	$6.5

The weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases for the periods presented are as follows:

	March 31, 2023	December 31, 2022

Weighted-average remaining lease term (years) - operating leases	7.4	7.5
Weighted-average remaining lease term (years) - finance leases	2.0	1.4
Weighted-average discount rate - operating leases	5.5%	5.3%
Weighted-average discount rate - finance leases	5.6%	5.7%

Future minimum lease commitments (undiscounted) as of March 31, 2023, were as follows (in millions):

	Operating Leases	Finance Leases
2023	$14.5	$1.8
2024	15.3	0.4
2025	11.8	0.3
2026	8.3	0.2
2027	6.0	0.2
Thereafter	28.8	—
Total future minimum lease payments	84.7	2.9
Less: amounts representing interest	(15.5)	(0.2)
Total lease liability balance	$69.2	$2.7

In November 2021, INNOVATE Corp. entered into a ten-year lease agreement for a special purpose space in Palm Beach, Florida. In February 2023, the lease agreement was amended to extend the term of the lease to 15 years. The lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to 3% annual upward adjustments, with total square footage of 20,950. The lease also provides for the Company to receive an allowance from the landlord of $4.4 million, as amended in February 2023, to be used toward costs to design, engineer, install, supply and construct improvements (the "Construction Allowance"), payable at the end of the construction period, of which $0.9 million and $0.8 million is included in prepaid rent in Other assets as of March 31, 2023 and December 31, 2022, respectively. The future lease payments and remaining unexpended amounts under the allowance are not yet recorded in our Condensed Consolidated Balance Sheet. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

In December 2021, the Company entered into a five-year lease agreement with an option to extend the lease for another five years for office space in West Palm Beach, Florida. The new lease has not commenced yet, but will require future monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment, with total square footage of 15,786. Other than a $0.2 million deposit included in Other assets, the future lease payments are not yet recorded on our Condensed Consolidated Balance Sheets, as the building is still under construction. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
10. Other Assets, Accrued Liabilities and Other Liabilities

Other assets, which are reflected in non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Right-of-use assets	$64.5	$65.8
Restricted cash - non-current	1.4	1.5
Other	5.2	4.6
Total other assets	$71.1	$71.9

Accrued liabilities consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Accrued expenses	$16.2	$18.9
Accrued payroll and employee benefits	21.7	30.8
Accrued interest	6.7	15.3
Accrued income taxes	0.4	0.4
Total accrued liabilities	$45.0	$65.4

Other current liabilities consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Lease liability, current	$15.6	$17.1
Redeemable preferred stock Series A	7.0	—
Other current liabilities	2.1	3.0
Total other current liabilities	$24.7	$20.1

Other liabilities, which are reflected in non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2023	December 31, 2022

Lease liability, net of current portion	$53.6	$53.8
Redeemable preferred stock Series A	34.8	—
Other	19.2	17.4
Total other liabilities	$107.6	$71.2

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Infrastructure
3.25% Note due 2026	$98.0	$99.5
PRIME minus 0.85% Line of Credit due 2024	105.7	107.7
4.00% Note due 2024	12.5	15.0
8.00% Note due 2024	18.1	18.7
Obligations under finance leases	2.7	2.1
Total Infrastructure	$237.0	$243.0

Spectrum
8.50% Note due 2024	$19.3	$19.3
11.45% Notes due 2024	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Note due 2023	$13.0	—
18.00% Note due 2023	—	10.8
Total Life Sciences	$13.0	$10.8

Non-Operating Corporate
8.50% Senior Secured Notes, due 2026	$330.0	$330.0
7.50% Convertible Senior Notes, due 2026	51.8	51.8
LIBOR plus 5.75% Line of Credit	5.0	20.0
Total Non-Operating Corporate	$386.8	$401.8

Total outstanding principal	$706.5	$725.3
Unamortized issuance discount, issuance premium, and deferred financing costs	(9.3)	(10.9)
Less: current portion of debt obligations	(32.9)	(30.6)
Debt obligations	$664.3	$683.8

As of March 31, 2023, aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2023	$1.8	$60.9	$62.7
2024	0.4	253.1	253.5
2025	0.3	46.8	47.1
2026	0.2	469.7	469.9
2027	0.2	—	0.2
Thereafter	—	—	—
Total minimum principal and interest payments	2.9	830.5	833.4
Less: Amount representing interest	(0.2)	(126.7)	(126.9)
Total aggregate finance lease and debt payments	$2.7	$703.8	$706.5

The interest rates on finance leases ranged from approximately 2.0% to 6.0%.

Infrastructure

The $98.0 million UMB Term Loan expires May 31, 2026 and bears interest at a rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly. Infrastructure also has a $135.0 million Revolving Line with UMB, which expires on May 31, 2024 and bears interest at a rate of Prime Rate minus 0.85%. Interest is paid monthly. The UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement.

The $12.5 million note expires March 31, 2024 and bears interest at a rate of 4.00%. Interest is paid quarterly. The $18.1 million note expires May 27, 2024 and bears interest at a rate of 8.00%. Interest is paid quarterly.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Spectrum

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. The effective interest rates on the notes range from 12.8% to 19.6%. Interest is capitalized and payable upon maturity of the principal. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, HC2 Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities.

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

Life Sciences

During June to December 2022, R2 Technologies entered in various notes totaling $10.8 million with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Director. On February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million note and an additional 18% $0.4 million note with Lancer, respectively. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest. The interest rate on the new note increased from 18% to 20%, and the new maturity date has been extended to the earlier of June 30, 2023 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. Subsequent to quarter end, on April 28, 2023, R2 Technologies closed on an additional 20% $0.4 million note with Lancer.

For the three months ended March 31, 2023, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer of $0.5 million. The interest was capitalized into the new principal balance with Lancer on March 31, 2023. Future interest will be payable upon maturity of the note.

Non-Operating Corporate

2026 Senior Secured Notes

The 2026 Senior Secured Notes were issued at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees. For the three months ended March 31, 2023 and 2022, interest expense recognize relating to both the contractual interest coupon and amortization of the deferred financing fees was $7.5 million and $7.6 million, respectively.

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

As of March 31, 2023, the 2026 Convertible Notes had a net carrying value of $58.8 million inclusive of an unamortized premium of $7.7 million. Based on the closing price of our common stock of $2.97 on March 31, 2023, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For both the three months ended March 31, 2023 and 2022, interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium was $0.5 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Line of Credit - Revolving Credit Agreement
The Company has a $20.0 million line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Line"), which matures on February 23, 2024, and has an interest rate margin applicable to loans borrowed under the Revolving Credit Line of 5.75%. The affirmative and negative covenants governing the Revolving Credit Line are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes. In May 2021, INNOVATE drew $5.0 million under the Revolving Credit Agreement. In July 2022, the Company drew an additional $15.0 million under the Revolving Credit Agreement. In March 2023, the Company paid down $15.0 million of the Revolving Credit Agreement, reducing the outstanding balance to $5.0 million. Subsequent to quarter end, on April 25, 2023, the Company extended the maturity date of its Revolving Credit Agreement to March 16, 2025, changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. Refer to Note 21. Subsequent Events.

INNOVATE is in compliance with its debt covenants as of March 31, 2023.

Subsequent to quarter end, on May 9, 2023, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to Footnote 15. Preferred Stock and Equity for additional information. Additionally, on May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2023 interim tax provision.

Income tax expense of $0.9 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively, primarily relates to tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized. Additionally, the annual ETR calculated for the 2023 first quarter interim tax provision included a $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

Net Operating Losses

At December 31, 2022, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $226.3 million. The Company expects that approximately $162.9 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2023. This estimate may change based on changes to actual results reported on the 2022 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, the Company has $124.5 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $83.8 million from R2, $38.3 million from DTV America, and other entities of $2.4 million.

Unrecognized Tax Benefits

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

The Company did not have any unrecognized tax benefits as of March 31, 2023 and 2022 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Examinations

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2021 remain open for examination.

INNOVATE CORP.
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

VAT assessment

On February 20, 2017, and on August 15, 2017, the Company's subsidiary, PTGi International Carrier Services Ltd. (“PTGi-ICS Ltd”), received notices from Her Majesty’s Revenue and Customs office in the U.K. ("HMRC") indicating that it was required to pay certain Value-Added Taxes ("VAT") for the 2015 and 2016 tax years. On February 15, 2022, the Upper Tribunal (Tax and Chancery) Chamber (the "Tax Tribunal") found in favor of PTGi-ICS Ltd. HMRC has acknowledged that it will not appeal the Tax Tribunal’s decision and it must pay reasonable legal fees incurred by PTGi-ICS Ltd. On August 1, 2022 ICS received £1.1 million (~$1.3 million) from HMRC for the VAT refunds previously withheld. ICS is working on cost reimbursements from HMRC and is working with HMRC agents to obtain full resolution.

Fair Value Investments Litigation

On October 1, 2020, Fair Value Investments Incorporated (“FVI”) filed a stockholder class action and derivative complaint in the Delaware Court of Chancery (the "Court") against INNOVATE Corp. and certain of DBMG’s current and former officers and directors, including current and former INNOVATE officers and directors AJ Stahl, Kenneth S. Courtis, Robert V. Leffler, Jr., Philip A. Falcone, Michael J. Sena, and Paul Voigt (together with INNOVATE, the “INNOVATE Defendants”) styled Fair Value Investments Incorporated v. Roach, et al., C.A. No. 2020-0847-JTL (Del. Ch.) (the “FVI Action”). In the FVI Action, FVI alleges that the Company, in its capacity as DBMG’s controlling stockholder, and DBMG’s current and former officers and directors breached their fiduciary duties to DBMG and DBMG’s minority stockholders by approving certain transactions that allegedly provide disproportionate benefits to the Company. FVI challenges the following transactions: (i) DBMG’s payments to the Company from 2016–present pursuant to a Tax Sharing Agreement between DBMG and the Company; (ii) DBMG acting as a guarantor or providing collateral for loans taken on by the Company; (iii) DBMG’s issuance of dividends to its common and preferred stockholders in 2017–2020; (iv) DBMG’s issuance of preferred stock to the Company to finance DBMG’s 2018 acquisition of GrayWolf Industrial; and (v) the Company’s appointment of directors to DBMG’s board of directors by written consent in lieu of holding an annual stockholder meeting.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

On December 23, 2022, the parties entered into a Joint Stipulation and Proposed Scheduling Order which, among other things, scheduled the trial date for March 12-14, 2024.

On March 1, 2023, FVI's counsel filed a Motion to Withdraw and Temporarily Stay Proceedings, which motion was granted on March 9, 2023. The Court ordered a 30-day stay of the proceedings to allow FVI to engage new counsel, which stay expired on April 10, 2023. On May 1, 2023, the Company moved to dismiss this case with prejudice as to FVI and its Chairman, Gary Lutin, as part of its vigorous defense thereof.

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

Marin Hospital Replacement Litigation

On October 20, 2022, McCarthy Building Companies, Inc. (“McCarthy”) filed suit against Schuff Steel Company (“Schuff”), a subsidiary of DBMG, and Quality Assurance Engineering, Inc. dba Consolidated Engineering Laboratories (“CEL”) in the Superior Court of the State of California for the County of Marin, styled McCarthy Building Companies, Inc. v. Schuff Steel Company; Quality Engineering, Inc. dba Consolidated Engineering Laboratories, et al., Case No. CIV2203963 (the “Action”). In the Action, McCarthy alleges damages and delays caused by alleged failures in fabrication, erection, welding, and quality control by Schuff and improper quality assurance responsibilities by CEL on the Marin General Hospital Replacement Building (the “Project”). McCarthy asserts claims against Schuff for breach of contract, express indemnity, breach of express warranties, negligence, equitable implied indemnity, breach of implied warranties, and declaratory relief. On February 13, 2023, Schuff filed its response denying liability to McCarthy and asserting a Cross-Complaint against McCarthy, and other companies involved in the design, construction, and quality assurance, who potentially are liable for damages and delays alleged by McCarthy on the Project. In the Cross-Complaint, Schuff asserts claims for breach of contract, violation of statute, equitable indemnity apportionment, and contribution and express indemnity (the “Cross-Complaint”). Schuff intends to vigorously defend this Action and aggressively pursue the Cross-Complaint and cannot reasonably estimate any range of potential loss at this time.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of March 31, 2023, DBMG had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $871.2 million. As of December 31, 2022, DBM had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $956.6 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.5 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

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

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	555,879	$3.79
Granted	1,031,611	$2.41
Vested	(400,395)	$3.77
Forfeited	(45,289)	$3.68
Unvested - December 31, 2022	1,141,806	$2.56
Granted	321,387	$2.93
Vested	(260,330)	$3.64
Unvested - March 31, 2023	1,202,863	$2.42

The aggregate vesting date fair value of the restricted stock awards which vested during the three months ended March 31, 2023 and 2022 was $0.8 million and $0.6 million, respectively. As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $2.5 million and is expected to be recognized over the remaining weighted average period of 2.1 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Expired	(1,500)	$4.06
Outstanding and exercisable- December 31, 2022	4,995,150	$5.02
Outstanding and exercisable - March 31, 2023	4,995,150	$5.02

As of March 31, 2023, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were $0.1 million and approximately 1.5 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately 10 years. As of March 31, 2023, there were no unvested stock options and no unrecognized stock-based compensation expense related to unvested stock options.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
15. Preferred Stock and Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2023	December 31, 2022

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Preferred Share Activity

Series A-3 and A-4 Share Issuance and Conversion

On July 1, 2021 (the "Exchange Date") as a part of the sale of Continental Insurance Group ("CIG"), INNOVATE entered into an exchange agreement (the "Exchange Agreement") with Continental General Insurance Company ("CGIC"), also a former subsidiary, which held the remaining shares of the Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 will mature on July 1, 2026. A cash payment of $0.3 million was made as a part of the exchange for accrued and unpaid dividends on the Series A and Series A-2 being exchanged.

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet with a combined redemption value of $16.1 million with a current fair value as of March 31, 2023 of $17.3 million.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

As of March 31, 2023, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the three months ended March 31, 2023 and 2022, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2023
Declaration Date	March 31, 2023
Holders of Record Date	March 31, 2023
Payment Date	April 17, 2023
Total Dividend	$0.3

2022
Declaration Date	March 31, 2022
Holders of Record Date	March 31, 2022
Payment Date	April 15, 2022
Total Dividend	$0.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
DBMGi Series A Preferred Stock Issuance

On November 30, 2018, CGIC purchased 40,000 shares of DBMGi's Series A Preferred Stock, which was eliminated in consolidation. On July 1, 2021, as a part of the sale of CIG which resulted in the deconsolidation of the entity, INNOVATE was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the now deconsolidated CGIC. Upon issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock has been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet. As of both March 31, 2023 and December 31, 2022, there were 41,820.25 shares of DBMGi's Series A Preferred Stock outstanding and 500,000 shares with a par value of $0.001 each are authorized for issuance.

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

On March 15, 2023, DBMGi received a redemption notice from CGIC, the holder of the Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBMGi (the “DBMGi Preferred Stock”) requesting that DBMGi redeem 41,820.25 shares of DBMGi Preferred Stock, representing all of the issued and outstanding shares of DBMGi Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby the Company agreed to purchase the 41,820.25 shares of DBMGi Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Preferred Stock, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million, which includes the accrued dividend payable from April 1, 2023 to May 9, 2023 of $0.4 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the promissory note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. Additionally, on May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

During the three months ended March 31, 2023 and 2022, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding Preferred Stock, as presented in the following tables (in millions):

2023

Declaration Date	March 31, 2023
Holders of Record Date	March 31, 2023
Payment Date	April 17, 2023
Total Dividend	$0.9

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
2022

Declaration Date	March 31, 2022
Holders of Record Date	March 31, 2022
Payment Date	April 15, 2022
Total Dividend	$0.9

The above dividends were paid in cash.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the “Preservation Plan”) between the Company and Computershare Trust Company, N.A., as Rights Agent. The Preservation Plan is designed to protect the Company’s ability to use its tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”). If any person or group acquires 4.9% or more of the outstanding shares of the Company's Common Stock (subject to certain exceptions), there would be a triggering event under the Preservation Plan which could result in significant dilution in the ownership interest of such person or group. As such, the Preservation Plan has anti-takeover effects. In connection with the adoption of the Preservation Plan, the Company disclosed that given the change-over in the Company’s stock over the past several years, the Company was approaching the risk of losing its Tax Benefits. The Tax Benefits Preservation Plan terminated on March 31, 2023.

Subsequent to quarter end, on April 1, 2023, as a result of the expiration of the Preservation Plan on March 31, 2023, the Company entered into a new Tax Benefits Preservation Plan (the “2023 Plan”) with Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), and the Board of Directors of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to stockholders of record at the close of business on April 10, 2023 (the “Record Date”). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $15.00 per Unit, subject to adjustment (the “Purchase Price”).

Rights Certificates and Exercise Period

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate rights certificates (“Rights Certificates”) will be distributed. Subject to certain exceptions specified in the 2023 Plan, the Rights will separate from the Common Stock then outstanding and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has become the beneficial owner of 4.9% or more of the shares of the Common Stock (the “Stock Acquisition Date”) and (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates (or, in the case of book entry shares, by the notations in the book entry accounts) and will be transferred with and only with such Common Stock, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the 2023 Plan by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates. Pursuant to the 2023 Plan, the Company reserves the right (prior to the occurrence of a Triggering Event (as defined below) and upon any exercise of Rights) to make the necessary and appropriate rounding adjustments so that only whole shares of Series B Preferred Stock will be issued.

The definition of “Acquiring Person” contained in the 2023 Plan contains several exemptions, including for (i) the Company or any of the Company’s subsidiaries; (ii) any employee benefit plan of the Company, or of any subsidiary of the Company, or any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan; (iii) any person who becomes the beneficial owner of 4.9% or more of the shares of the Common Stock then outstanding as a result of (x) a reduction in the number of shares of Common Stock by the Company due to a or (y) a stock dividend, stock split, reverse stock split or similar transaction, unless and until such person increases his ownership by more than 0.5% over such person’s lowest percentage stock ownership on or after the consummation of the relevant transaction; (iv) any person who, together with all affiliates and associates of such person, was the beneficial owner of 4.9% or more of the shares of the Common Stock then outstanding on the date of the 2023 Plan, unless and until such person and its affiliates and associates increase their aggregate ownership by more than 0.5% over their lowest percentage stock ownership on or after the date of the 2023 Plan or decrease their aggregate percentage stock ownership below 4.9%; (v) any person who, within 10 business days of being requested by the Company to do so, certifies to the Company that such person became an Acquiring Person inadvertently or without knowledge of the terms of the Rights and who, together with all affiliates and associates, thereafter within 10 business days following such certification disposes of such number of shares of Common Stock so that it, together with all affiliates and associates, ceases to be an Acquiring Person; (vi) any person that the Board, in its sole discretion, has affirmatively determined shall not be deemed an Acquiring Person.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m. (New York City time) on October 1, 2023 or such later date and time as may be determined by the Board and approved by the stockholders of the Company by a vote of the majority of the votes cast by the holders of shares entitled to vote thereon at a meeting of the stockholders of the Company prior to 11:59 p.m. (New York City time) on October 1, 2023 (which later date and time shall be in no event later than 11:59 p.m. (New York City time) on October 1, 2026), (ii) the time at which the Rights are redeemed or exchanged as provided in the 2023 Plan, (iii) the time at which the Board determines that the 2023 Plan is no longer necessary or desirable for the preservation of Tax Benefits, and (iv) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward.

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

Infrastructure

Banker Steel, a subsidiary of DBMG, has leased two office spaces from 2940 Fulks St LLC, a related party that is owned by Donald Banker, CEO of Banker Steel and a related party, with monthly lease payments of $10 thousand and a total lease liability of $0.1 million. For the three months ended March 31, 2023 and 2022, DBMG incurred lease expense of $25 thousand and $8 thousand, respectively.

Banker Steel previously leases two planes from Banker Aviation, LLC, a related party that is owned by Donald Banker. During the first quarter of 2022, one of the two plane leases was terminated. The remaining lease has monthly lease payments of $0.1 million and a total lease liability of $0.9 million. For the three months ended March 31, 2023 and 2022, DBMG incurred lease expense related to these leases of $0.3 million and $0.1 million, respectively.

Banker Steel also had a subordinated 11.0% note payable of $6.3 million to Donald Banker, a related party, which was redeemed in full by DBMG on April 4, 2022. For the three months ended March 31, 2022, DBMG incurred interest expense related to this note of $0.2 million.

Life Sciences

During June to December 2022, R2 Technologies entered in various notes totaling $10.8 million with Lancer, a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Director. On February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million note and an additional 18% $0.4 million note with Lancer, respectively. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest. The interest rate on the new note increased from 18% to 20%, and the new maturity date has been extended to the earlier of June 30, 2023 or within 5 business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. Subsequent to quarter end, on April 28, 2023, R2 Technologies closed on an additional 20% $0.4 million note with Lancer.

For the three months ended March 31, 2023, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer of $0.5 million. The interest was capitalized into the new principal balance with Lancer on March 31, 2023. Future interest will be payable upon maturity of the note.

For the three months ended March 31, 2023 and 2022, R2 Technologies recognized revenues of $0.2 million and $0.3 million, respectively, from sales to a subsidiary of Huadong, a related party of R2 Technologies. The related receivables totaled $0.6 million, as of both March 31, 2023 and December 31, 2022.

For both the three months ended March 31, 2023 and 2022, R2 Technologies incurred approximately $0.1 million of stock compensation and royalty expenses, respectively, that were paid to Blossom Innovations, LLC, an investor and a related party of R2 Technologies.

17. Operating Segments and Related Information

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

The Company's revenue concentrations of 10% and greater were as follows:

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

		Three Months Ended March 31,
	Segment	2023	2022
Customer A	Infrastructure	28.1%	23.3%
Customer B	Infrastructure	*	11.8%
*Less than 10% revenue concentration

Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue
Infrastructure	$311.7	$402.2
Life Sciences	0.5	0.8
Spectrum	5.7	9.8
Total revenue	$317.9	$412.8

	Three Months Ended March 31,
	2023	2022
(Loss) income from operations
Infrastructure	$6.3	$11.9
Life Sciences	(4.4)	(5.0)
Spectrum	(0.5)	(0.4)
Other	(1.4)	(0.1)
Non-operating Corporate	(4.0)	(5.7)
Total (loss) income from operations	$(4.0)	$0.7

	Three Months Ended March 31,
	2023	2022
Reconciliation of the consolidated segment (loss) income from operations to consolidated loss from operations before income taxes
(Loss) income from operations	$(4.0)	$0.7
Interest expense	(15.6)	(12.6)
Loss from equity investees	(4.0)	(0.5)
Other income (expense), net	16.5	(0.1)
Loss from operations before income taxes	$(7.1)	$(12.5)

	Three Months Ended March 31,
	2023	2022
Depreciation and Amortization
Infrastructure	$4.9	$5.3
Infrastructure recognized within cost of revenue	3.9	3.7
Total Infrastructure	8.8	9.0
Life Sciences	0.1	0.1
Spectrum	1.3	1.5
Total depreciation and amortization	$10.2	$10.6

	Three Months Ended March 31,
	2023	2022
Capital Expenditures (*)
Infrastructure	$3.0	$2.9
Life Sciences	0.1	0.1
Spectrum	0.3	1.6
Non-operating Corporate	0.3	—
Total	$3.7	$4.6
(*) The above capital expenditures exclude assets acquired under capital lease and other financing obligations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	March 31, 2023	December 31, 2022

Investments
Life Sciences	$7.7	$7.6
Other	—	51.9
Total	$7.7	$59.5

	March 31, 2023	December 31, 2022

Equity Method Investments (included in Investments above)
Life Sciences	$3.1	$3.0
Other	—	40.6
Total	$3.1	$43.6

	March 31, 2023	December 31, 2022

Total Assets
Infrastructure	$832.7	$879.3
Life Sciences	15.0	15.4
Spectrum	182.7	188.2
Other	1.0	53.6
Non-operating Corporate	12.7	15.2
Total	$1,044.1	$1,151.7

18. Basic and Diluted Loss Per Common Share

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

The Company had no dilutive common share equivalents during the three months ended March 31, 2023 and 2022 due to results from continuing operations being a loss, net of tax. As of March 31, 2023, 1,145,796 common stock equivalents from unvested restricted stocks were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 are: preferred stock, convertible debt and stock options. The following table presents a reconciliation of net loss used in the basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(8.0)	$(14.1)
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1.0)	1.7
Net loss attributable to INNOVATE Corp.	(9.0)	(12.4)
Less: Preferred dividends	1.2	1.2
Net loss attributable to common stockholders	$(10.2)	$(13.6)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	77.7	77.3

Loss per share - basic and diluted	$(0.13)	$(0.18)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
19. Fair Value of Financial Instruments

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

March 31, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets	$—	$—	$—	$—	$—
Total assets not accounted for at fair value	$—	$—	$—	$—	$—
Liabilities
Debt obligations (2)	$694.5	$643.1	$—	$643.1	$—
Total liabilities not accounted for at fair value	$694.5	$643.1	$—	$643.1	$—

December 31, 2022			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets (1)	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (2)	$712.3	$643.0	$—	$643.0	$—
Total liabilities not accounted for at fair value	$712.3	$643.0	$—	$643.0	$—
(1) Other invested assets was comprised of a put option that related to the Company's 19% investment in HMN, which was sold March 6, 2023. Refer to Note 6. Investments for additional information.
(2) Excludes operating lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from Citadel Securities. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and classified as Level 2.

20. Supplementary Financial Information

Other Income (Expense), net

The following table provides information relating to Other income (expense), net for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Gain on sale of equity method investment	$12.3	$—
Gain on step-up of equity method investment	3.8	—
Other income (expense), net	0.4	(0.1)
Total	$16.5	$(0.1)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents, beginning of period	$80.4	$45.5
Restricted cash	0.3	2.0
Restricted cash included in other assets (non-current)	1.5	—
Total cash, cash equivalents and restricted cash, beginning of period	$82.2	$47.5

Cash and cash equivalents, end of period	$16.6	$26.4
Restricted cash	—	2.0
Restricted cash included in other assets (non-current)	1.4	—
Total cash and cash equivalents and restricted cash, end of period	$18.0	$28.4

Supplemental cash flow information:
Cash paid for interest	$19.5	$18.6
Cash paid for taxes, net of refunds	$5.0	$0.4

Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable	$1.4	$—

21. Subsequent Events

Subsequent to quarter end, on April 25, 2023, the Company extended the maturity date of its Revolving Credit Agreement to March 16, 2025, changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million.

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby the Company agreed to purchase the 41,820.25 shares of DBMGi Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Preferred Stock, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million, which includes the accrued dividend payable from April 1, 2023 to May 9, 2023 of $0.4 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. Refer to Footnote 15. Preferred Stock and Equity for additional information. Additionally, on May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023 (the "2022 Annual Report") and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2022 Annual Report as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

For additional information on our business, refer to Note 1. Organization and Business to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Recent Developments

Thus far in 2023, as part of our strategic process we engaged in several transactions that had an effect on the results of operations and financial condition of our business and individual segments.

Dispositions

Other

Sale of Remaining 19% Interest in HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million, and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. As of March 31, 2023, $15.9 million had been paid to GMH's non-controlling interest holders and redeemable noncontrolling interest holders pursuant to the partnership agreement, and $0.1 million was paid in April 2023. New Saxon recognized a gain on sale of $12.3 million, which is reflected in Other income (expense), net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.

Debt Obligations and Financing

In 2023 thus far, we have refinanced some of our loans and obtained new capital financing. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Life Sciences

On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, which terminated all prior outstanding notes and simultaneously issued a new note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest. The interest rate on the new note increased from 18% to 20%, and the new maturity date has been extended to the earlier of June 30, 2023 or within 5 business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. Subsequent to quarter end, on April 28, 2023, R2 Technologies closed on an additional 20% $0.4 million note with Lancer.

In November 2022, MediBeacon amended its existing agreements with Huadong Medicine Co. Ltd ("Huadong"), which will provide approximately $10 million in funding by June 30, 2023, including $7.5 million or 50% of the remaining $15 million milestone investment due upon FDA approval of MediBeacon's TGFR at a pre-money valuation of approximately $400 million. On February 23, 2023, pursuant to its amended commercial partnership with Huadong, a publicly traded company on the Shenzhen Stock Exchange, MediBeacon issued $7.5 million of its preferred stock to Huadong in exchange for additional shares of preferred stock. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income (expense), net in the Condensed Consolidated Statements of Operations, which increased Pansend's basis in MediBeacon. Concurrently, Pansend recognized additional equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

Corporate

Subsequent to quarter end, on April 25, 2023, the Company extended the maturity date of its Revolving Credit Agreement to March 16, 2025, changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. Refer to Note 21. Subsequent Events of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Subsequent to quarter end, on May 9, 2023, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to Footnote 15. Preferred Stock and Equity of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. Additionally, on May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

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

Stockholders' Rights Agreement

Subsequent to quarter end, on April 1, 2023, the Company entered into a Tax Benefits Preservation Plan (the "Plan") with ComputerShare Trust Company, N.A., as rights agent (the "Rights Agent"). The Plan is intended to help protect the Company's ability to use its tax net operating losses and other certain tax assets ("Tax Benefits") by deterring an "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the "Code"), by a person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares.

In connection with entering into the Plan, on April 1, 2023 the Board of Directors of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to stockholders of record at the close of business on April 10, 2023 (the “Record Date”). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $15.00 per Unit, subject to adjustment (the “Purchase Price”). The Company had entered into a previous Tax Benefits Preservation Plan on August 30, 2021 (the “Prior Plan”), in order to help protect the Company’s ability to use its Tax Benefits by deterring an ownership change. The Prior Plan expired on March 31, 2023.

Refer to Note 15. Preferred Stock and Equity of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information for further information.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods as indicated (in millions):

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)
Revenue
Infrastructure	$311.7	$402.2	$(90.5)
Life Sciences	0.5	0.8	(0.3)
Spectrum	5.7	9.8	(4.1)
Total revenue	$317.9	$412.8	$(94.9)

(Loss) income from operations
Infrastructure	$6.3	$11.9	$(5.6)
Life Sciences	(4.4)	(5.0)	0.6
Spectrum	(0.5)	(0.4)	(0.1)
Other	(1.4)	(0.1)	(1.3)
Non-operating Corporate	(4.0)	(5.7)	1.7
Total (loss) income from operations	$(4.0)	$0.7	$(4.7)

Interest expense	(15.6)	(12.6)	(3.0)
Loss from equity investees	(4.0)	(0.5)	(3.5)
Other income (expense), net	16.5	(0.1)	16.6
Loss from operations before income taxes	$(7.1)	$(12.5)	$5.4
Income tax expense	(0.9)	(1.6)	0.7
Net loss	$(8.0)	$(14.1)	$6.1
Net (income) loss attributable to noncontrolling interest and redeemable noncontrolling interest	(1.0)	1.7	(2.7)
Net loss attributable to INNOVATE Corp.	$(9.0)	$(12.4)	$3.4
Less: Preferred dividends	1.2	1.2	—
Net loss attributable to common stockholders	$(10.2)	$(13.6)	$3.4

Revenue: Revenue for the three months ended March 31, 2023 decreased $94.9 million to $317.9 million from $412.8 million for the three months ended March 31, 2022. The decrease was primarily driven by our Infrastructure segment, and, to a lesser extent our Spectrum segment. DBMG's commercial structural steel fabrication and erection and industrial maintenance and repair businesses encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period. Revenues at our Spectrum segment decreased primarily as a result of the termination of HC2 Network, Inc. ("Network") and its associated Azteca America network ("Azteca") content on December 31, 2022.

(Loss) income from operations: Income from operations for the three months ended March 31, 2023 decreased $4.7 million to a loss of $4.0 million from income of $0.7 million for the three months ended March 31, 2022. The decrease was due to overall decreased gross profit, partially offset by decreases in selling, general and administrative expenses ("SG&A") and depreciation and amortization. The decrease in gross profit was primarily driven by our Infrastructure segment due to customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period. The overall decrease in SG&A is primarily driven by net decreases in bonus and stock compensation expense, legal and other unrepeated expenses related to the settlement with the former CEO recorded in the comparable period, and a decrease in research and development costs, which were partially offset by an increase in transaction expenses related to the sale of New Saxon's 19% investment in HMN.

Interest expense: Interest expense for the three months ended March 31, 2023 increased $3.0 million to $15.6 million from $12.6 million for the three months ended March 31, 2022. The increase was primarily attributable to higher interest rates, increased amortization of debt issuance costs on the debt, and higher outstanding principal balances at our Spectrum, Infrastructure and Life Sciences segments, as a result of new debt issued subsequent to the comparable period.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2023 increased $3.5 million to $4.0 million from $0.5 million for the three months ended March 31, 2022. The increase in loss was primarily due to higher equity method losses from our investment in MediBeacon. As a result of an additional equity investment made during the first quarter by Huadong to MediBeacon, Pansend's basis in MediBeacon increased by $3.8 million and Pansend recognized $3.8 million additional equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Additionally, the decrease was driven by the equity investment in HMN, which was sold on March 6, 2023, and had losses for the approximately two months of equity method loss being recognized compared to income for the three months in the comparable period. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. TripleRing Technologies also had higher income in the comparable period, as it had recognized a gain on debt extinguishment.

Other income (expense), net: Other (expense) income, net for the three months ended March 31, 2023 increased $16.6 million to income of $16.5 million from an expense of $0.1 million for the three months ended March 31, 2022. Other income, net for the three months ended March 31, 2023 primarily consisted of a gain on the sale of the equity investment in HMN of $12.3 million and a $3.8 million step-up gain from the increase in Pansend's basis as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Income tax expense: Income tax expense for the three months ended March 31, 2023 decreased $0.7 million to $0.9 million from $1.6 million for the three months ended March 31, 2022. The income tax expense recorded for the three months ended March 31, 2023 and 2022 primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other business have been reduced by a full valuation allowance as we do not believe it is more-likely-than not that the losses will be utilized prior to expiration. The annual effective tax rate calculated for the 2023 first quarter interim tax provision included a $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option agreement, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

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

Infrastructure Segment

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)
Revenue	$311.7	$402.2	$(90.5)

Cost of revenue	270.9	357.7	(86.8)
Selling, general and administrative	29.7	27.9	1.8
Depreciation and amortization	4.9	5.3	(0.4)
Other operating income	(0.1)	(0.6)	0.5
Income from operations	$6.3	$11.9	$(5.6)

Revenue: Revenue for the three months ended March 31, 2023 decreased $90.5 million to $311.7 million from $402.2 million for the three months ended March 31, 2022. The decrease was primarily driven by timing of projects at DBMG's commercial structural steel fabrication and erection and industrial maintenance and repair businesses, both of which encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period.

Cost of revenue: Cost of revenue for the three months ended March 31, 2023 decreased $86.8 million to $270.9 million from $357.7 million for the three months ended March 31, 2022. The decrease was primarily driven by DBMG's commercial structural steel fabrication and erection and industrial maintenance and repair businesses, both of which encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2023 increased $1.8 million to $29.7 million from $27.9 million for the three months ended March 31, 2022. The increase in SG&A was primarily driven by increases in restructuring costs, salaries and benefits and an increase in legal expenses.

Depreciation and amortization: Depreciation and amortization for the three months ended March 31, 2023 decreased $0.4 million to $4.9 million from $5.3 million for the three months ended March 31, 2022. The decrease in depreciation and amortization was primarily driven by DBMG's commercial structural steel fabrication and erection group, as certain fixed assets became fully depreciated subsequent to the comparable period.

Other operating income: Other operating income from our Infrastructure segment for the three months ended March 31, 2023 decreased $0.5 million to $0.1 million from $0.6 million for the three months ended March 31, 2022. The decrease in other operating income was primarily driven by an unrepeated asset sale in the comparable period.

Life Sciences Segment

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)
Revenue	$0.5	$0.8	$(0.3)

Cost of revenue	0.5	0.6	(0.1)
Selling, general and administrative	4.3	5.1	(0.8)
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(4.4)	$(5.0)	$0.6

Revenue: Revenue for the three months ended March 31, 2023 decreased $0.3 million to $0.5 million from $0.8 million for the three months ended March 31, 2022. The decrease in revenue was attributable to R2, primarily as a result of product mix due to the launch of the differentiated sales platform in the second half of 2022, setting up a long-term strategy. R2 had less revenue recognized upfront from unit sales and outside US sales, which was partially offset with new recurring revenues for monthly unit charges and consumable sales from the new sales programs.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2023 decreased $0.8 million to $4.3 million from $5.1 million for the three months ended March 31, 2022. The decrease was primarily driven by decreases at R2 in salaries and benefits and research and development costs.

Spectrum Segment

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)
Revenue	$5.7	$9.8	$(4.1)

Cost of revenue	2.9	4.7	(1.8)
Selling, general and administrative	2.3	3.8	(1.5)
Depreciation and amortization	1.3	1.5	(0.2)
Other operating (income) loss	(0.3)	0.2	(0.5)
Loss from operations	$(0.5)	$(0.4)	$(0.1)

Revenue: Revenue from our Spectrum segment for the three months ended March 31, 2023 decreased $4.1 million to $5.7 million from $9.8 million for the three months ended March 31, 2022. The decrease was primarily driven by the elimination of advertising revenues at Azteca, which ceased operations on December 31, 2022. This was partially offset by an increase in station revenues, which launched new customers in the current period.

Cost of revenue: Cost of revenue for the three months ended March 31, 2023 decreased $1.8 million to $2.9 million from $4.7 million for the three months ended March 31, 2022. The overall decrease was primarily driven by a decrease in advertising cost of revenue as a result of the termination of Azteca.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2023 decreased $1.5 million to $2.3 million from $3.8 million for the three months ended March 31, 2022. The overall decrease was primarily driven by the termination of Network, which was partially offset by an increase in salaries and benefits expense at station group.

Depreciation and amortization: Depreciation and amortization expense for the three months ended March 31, 2023 decreased $0.2 million to $1.3 million from $1.5 million for the three months ended March 31, 2022. The overall decrease was primarily driven by the Program License Agreement, which was fully impaired subsequent to the comparable period.

Other operating (income) loss: Other operating (income) loss for the three months ended March 31, 2023 increased $0.5 million to income of $0.3 million from a loss of $0.2 million for the three months ended March 31, 2022. The overall increase in other operating income was primarily related to an increase in FCC reimbursements received in the current period.

Non-operating Corporate

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)
Selling, general and administrative	$4.0	$5.7	$(1.7)
Loss from operations	$(4.0)	$(5.7)	$1.7

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2023 decreased $1.7 million to $4.0 million from $5.7 million for the three months ended March 31, 2022. The decrease in SG&A expenses was driven by a decrease in stock compensation, a decrease in disposition and acquisition expenses, legal and other unrepeated expenses related to the settlement with the former CEO recorded in the comparable period, a decrease in accounting expenses, a decrease in bonus expense and a decrease in salaries and benefits from a reduced headcount.

Loss from Equity Investees

	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)
Life Sciences	$(3.7)	$(1.0)	$(2.7)
Other	(0.3)	0.5	(0.8)
Loss from equity investees	$(4.0)	$(0.5)	$(3.5)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended March 31, 2023 increased $2.7 million to $3.7 million from $1.0 million for the three months ended March 31, 2022. The increase in loss was primarily due to higher equity method losses from our investment in MediBeacon. On February 23, 2023, MediBeacon issued $7.5 million of preferred stock to Huadong in exchange for additional shares of preferred stock. As a result of this equity transaction, Pansend's basis in MediBeacon increased by $3.8 million and Pansend recognized $3.8 million additional equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. TripleRing Technologies also had higher income in the comparable period, as it had recognized a gain on debt extinguishment.

Other: Loss from equity investees within our Other segment for the three months ended March 31, 2023 decreased $0.8 million to a loss of $0.3 million from income of $0.5 million for the three months ended March 31, 2022. The decrease was driven by the equity investment in HMN, which was sold on March 6, 2023, resulting in approximately two months of equity method loss being recognized compared to income for the three months in the comparable period. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); noncontrolling interest; share-based compensation expense; restructuring and exit costs; and acquisition and disposition costs.

(in millions)	Three months ended March 31, 2023
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$2.0	$(2.8)	$(5.0)	$(11.9)	$8.7	$(9.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4.9	0.1	1.3	—	—	6.3
Depreciation and amortization (included in cost of revenue)	3.9	—	—	—	—	3.9
Other operating income	(0.1)	—	(0.3)	—	—	(0.4)
Interest expense	3.4	0.5	3.2	8.5	—	15.6
Other (income) expense, net	(0.2)	(3.9)	1.8	(1.6)	(12.6)	(16.5)
Income tax expense (benefit)	1.1	—	—	1.0	(1.2)	0.9
Noncontrolling interest	0.2	(1.9)	(0.6)	—	3.3	1.0
Share-based compensation expense	—	0.2	—	0.3	—	0.5
Restructuring and exit costs	0.5	—	—	—	—	0.5
Acquisition and disposition costs	0.6	—	—	0.2	1.3	2.1
Adjusted EBITDA	$16.3	$(7.8)	$0.4	$(3.5)	$(0.5)	$4.9

(in millions)	Three months ended March 31, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$6.1	$(4.1)	$(3.4)	$(11.3)	$0.3	$(12.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	0.1	1.5	—	—	6.9
Depreciation and amortization (included in cost of revenue)	3.7	—	—	—	—	3.7
Other operating (income) loss	(0.6)	—	0.2	—	—	(0.4)
Interest expense	2.2	—	2.0	8.4	—	12.6
Other expense (income), net	0.1	0.1	1.5	(1.6)	—	0.1
Income tax expense (benefit)	2.9	—	—	(1.3)	—	1.6
Noncontrolling interest	0.6	(2.0)	(0.6)	—	0.3	(1.7)
Share-based compensation expense	—	0.1	—	0.7	—	0.8
Acquisition and disposition costs	0.2	—	0.1	0.5	(0.5)	0.3
Adjusted EBITDA	$20.5	$(5.8)	$1.3	$(4.6)	$0.1	$11.5

Infrastructure: Net income from our Infrastructure segment for the three months ended March 31, 2023 decreased $4.1 million to $2.0 million from $6.1 million for the three months ended March 31, 2022. Adjusted EBITDA from our Infrastructure segment for the three months ended March 31, 2023 decreased $4.2 million to $16.3 million from $20.5 million for the three months ended March 31, 2022. The decrease in Adjusted EBITDA was primarily driven by timing of projects at Banker Steel and the industrial maintenance and repair businesses, both of which encountered customer and general contractor driven delays, resulting in the timing of work performed by DBM to be delayed in the current period. SG&A also increased over the comparable period, primarily driven by increases in salary and benefits. While the commercial structural steel fabrication and erection business also experienced similar delays in the current period that impacted its revenue, the decrease in Adjusted EBITDA was partially offset by a margin improvement as projects completed in the comparable period, which had lower margins due to market pressure on point-of-sale project margins during the COVID-19 pandemic, were replaced with more recent projects with higher point-of-sale margins in the current period.

Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2023 decreased $1.3 million to $2.8 million from $4.1 million for the three months ended March 31, 2022. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2023 increased $2.0 million to $7.8 million from $5.8 million for the three months ended March 31, 2022. The increase in Adjusted EBITDA loss was primarily due to higher equity method losses from our investment in MediBeacon. On February 23, 2023, MediBeacon issued $7.5 million of preferred stock to Huadong in exchange for additional shares of preferred stock. As a result of this equity transaction, Pansend's basis in MediBeacon increased by $3.8 million and Pansend recognized $3.8 million additional equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. TripleRing Technologies also had higher income in the comparable period, due to recognition of a gain on debt extinguishment. The increase was partially offset by a decrease in SG&A expenses at R2, primarily from decreased salaries and benefits and research and development expenses.

Spectrum: Net loss from our Spectrum segment for the three months ended March 31, 2023 increased $1.6 million to $5.0 million from $3.4 million for the three months ended March 31, 2022. Adjusted EBITDA from our Spectrum segment for the three months ended March 31, 2023 decreased $0.9 million to $0.4 million from $1.3 million for the three months ended March 31, 2022. The overall decrease in Adjusted EBITDA was primarily driven by the termination of Network and increased salaries and benefits at station group, partially offset by an increase in station revenues, which launched new customers in the current period.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended March 31, 2023 increased $0.6 million to $11.9 million from $11.3 million for the three months ended March 31, 2022. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended March 31, 2023 decreased $1.1 million to $3.5 million from $4.6 million for the three months ended March 31, 2022. The decrease in Adjusted EBITDA loss was driven by unrepeated expenses related to the settlement with the former CEO recorded in the prior period, a decrease in accounting expenses and a decrease in salaries and benefits and bonus expense.

Other and Eliminations: Net income from our Other and Eliminations segment for the three months ended March 31, 2023 increased $8.4 million to $8.7 million from $0.3 million for the three months ended March 31, 2022. Adjusted EBITDA from our Other segment for the three months ended March 31, 2023 decreased $0.6 million to an Adjusted EBITDA loss of $0.5 million from Adjusted EBITDA income of $0.1 million for the three months ended March 31, 2022. The decrease in Adjusted EBITDA for Other and Eliminations was driven by reduced contribution from HMN, which was sold on March 6, 2023, resulting in approximately two months of equity method loss being recognized compared to income for the three months in the comparable period.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended March 31,
	2023	2022	Increase / (Decrease)
Infrastructure	$16.3	$20.5	$(4.2)
Life Sciences	(7.8)	(5.8)	(2.0)
Spectrum	0.4	1.3	(0.9)
Non-operating Corporate	(3.5)	(4.6)	1.1
Other and Eliminations	(0.5)	0.1	(0.6)
Adjusted EBITDA	$4.9	$11.5	$(6.6)

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

Infrastructure Segment

As of March 31, 2023, DBMG's backlog was $1,595.6 million, consisting of $1,545.0 million under contracts or purchase orders and $50.6 million under letters of intent or notices to proceed. Approximately $844.7 million, representing 52.9% of DBMG’s backlog as of March 31, 2023, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $14.0 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes and Revolving Credit Agreement, dividend payments on its Preferred Stock and recurring operational expenses.

On a consolidated basis, as of March 31, 2023, we had $16.6 million of cash and cash equivalents, excluding restricted cash, compared to $80.4 million as of December 31, 2022. On a stand-alone basis, as of March 31, 2023, the Non-operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $3.6 million compared to $9.1 million at December 31, 2022.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, over-the-air ("OTA") broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of March 31, 2023, we had $706.5 million of principal indebtedness on a consolidated basis compared to $725.3 million as of December 31, 2022, a decrease of $18.8 million, which was primarily due to a $15.0 million repayment of our Non-Operating Corporate segment's Revolving Credit Agreement.

As of March 31, 2023, on a stand-alone basis, our Non-operating Corporate segment indebtedness decreased to $386.8 million from $401.8 million as of December 31, 2022, a decrease of $15.0 million, driven by a repayment under our Revolving Credit Agreement of $15.0 million. As of March 31, 2023, our Non-Operating Corporate segment's stand-alone indebtedness consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, and $5.0 million aggregate principal amount drawn on its Revolving Credit Agreement. Our Non-operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes and quarterly interest payments on the Revolving Credit Agreement.

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

On March 15, 2023, DBMGi received a redemption notice from CGIC, the holder of the Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBMGi (the “DBMGi Preferred Stock”) requesting that DBMGi redeem 41,820.25 shares of DBMGi Preferred Stock, representing all of the issued and outstanding shares of DBMGi Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby the Company agreed to purchase the 41,820.25 shares of DBMGi Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Preferred Stock, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million, which include the accrued dividend payable from April 1, 2023 to May 9, 2023 of $0.4 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the promissory note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, and is subject to and qualified in its entirety by reference to the full text of the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, which are filed herewith as Exhibits 10.5 and 10.6, respectively, and are incorporated herein by reference. Additionally, on May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

At this time, we believe that we will be able to continue to meet our liquidity requirements and fund our fixed obligations (such as debt service and lease commitments) and other cash needs for our operations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements through a combination of available cash, availability on our Revolving Credit Line, and distributions from our subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute the holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Capital Expenditures

Capital expenditures for the periods indicated are set forth in the table below (in millions):

	Three Months Ended March 31,
	2023	2022
Infrastructure	$3.0	$2.9
Life Sciences	0.1	0.1
Spectrum	0.3	1.6
Non-operating Corporate	0.3	—
Total	$3.7	$4.6

Indebtedness

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the 2021 Senior Secured Notes and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1 and August 1 of each year. For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

2026 Convertible Notes - Terms and Conditions

As of March 31, 2023, we had $51.8 million 2026 Convertible Notes outstanding. The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1 and August 1 of each year. For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"). The Revolving Credit Agreements has a maximum commitment of $20.0 million, of which $5.0 million had been drawn as of March 31, 2023. The Revolving Credit Agreement has a maturity date of February 23, 2024 and accrues interest at a rate of 5.75% per year, which is paid quarterly. For additional information on the terms and conditions of the Revolving Credit Facility, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference. Subsequent to quarter end, on April 25, 2023, the Company extended the maturity date of its Revolving Credit Agreement to March 16, 2025, changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. Subsequent to quarter end, on May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

Infrastructure

As of March 31, 2023, our Infrastructure segment had an aggregate principal amount of outstanding debt of $237.0 million. On August 2, 2022, DBMG negotiated and finalized an amendment to its UMB Revolving Line which included a retrospective change to the terms of the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things. Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Life Sciences

During June to December 2022, R2 Technologies entered in various notes totaling $10.8 million with Lancer, a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Director. During the first quarter of 2023, on February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million and an additional 18% $0.4 million note with Lancer, respectively. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer on the outstanding principal and accrued interest, which increased the total outstanding principal to $13.0 million, increased the interest rate from 18% to 20%, and extended the maturity date to the earlier of June 30, 2023 or within 5 business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. Subsequent to quarter end, on April 28, 2023, R2 Technologies closed on an additional 20% $0.4 million note with Lancer.

As of March 31, 2023, our Life Sciences segment has aggregate principal outstanding debt of $13.0 million.

Spectrum

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. The effective interest rates on the notes range from 12.8% to 19.6%. Interest is capitalized and payable upon maturity of the principal. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, HC2 Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities.

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

As of March 31, 2023, our Spectrum segment has aggregate principal outstanding debt of $69.7 million.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional details regarding the indebtedness of our Infrastructure, Life Sciences and Spectrum segments.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of March 31, 2023, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of March 31, 2023, the Company was in compliance with this covenant.

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

As of March 31, 2023, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities and the amount of the respective changes between the years (in millions):

	March 31,		Increase / (Decrease)
	2023	2022
Cash used in operating activities	(77.0)	(63.4)	(13.6)
Cash provided by (used in) investing activities	51.2	(7.4)	58.6
Cash (used in) provided by financing activities	(38.0)	51.2	(89.2)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	0.5	(0.9)
Net decrease in cash and cash equivalents, including restricted cash	$(64.2)	$(19.1)	$(45.1)

Operating Activities

Cash used in operating activities was $77.0 million for the three months ended March 31, 2023, as compared to $63.4 million for the three months ended March 31, 2022, an increase in cash used of $13.6 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and operating margins, but can also be affected by working capital needs associated with the services we provide. For the three months ended March 31, 2023, the increase in cash used in operating activities was primarily due to decreases in net income and increases in cash outflows from working capital changes at our Infrastructure and Spectrum segments, as well as a foreign tax payment of $4.4 million at our Other segment related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. This was partially offset by an improvement in working capital at our Non-operating Corporate segment, driven by a decrease in SG&A expenses.

Investing Activities

Cash provided by investing activities was $51.2 million for the three months ended March 31, 2023 as compared to cash used in investing activities of $7.4 million for the three months ended March 31, 2022, an improvement of $58.6 million. The improvement in cash provided by investing activities was primarily driven by the $54.2 million of gross cash proceeds received from the sale of New Saxon's 19% investment in HMN on March 6, 2023. Capital expenditures, net of disposals for the three months ended March 31, 2023 were $3.4 million, as compared to $2.8 million for three months ended March 31, 2022, a net increase in cash used in PP&E activity of $0.6 million, largely from an unrepeated asset sale at Infrastructure in the comparable period in 2022, partially offset by a decrease in capital expenditures at our Spectrum segment which had station buildouts in the comparable period. Additionally, the three months ended March 31, 2022 had unrepeated events, such as the $4.5 million loan to MediBeacon in the first quarter of 2022.

Financing Activities

Cash used in financing activities was $38.0 million for the three months ended March 31, 2023 as compared to cash provided by financing activities of $51.2 million for the three months ended March 31, 2022, an increase in cash used of $89.2 million. The increased in cash used in financing activities was primarily driven by a decrease in net proceeds of $77.0 million from our credit facilities, primarily from a decrease in proceeds drawn on Infrastructure's UMB Revolving Line and a $15.0 million repayment of the Non-operating Corporate Line of Credit. In addition, we made $15.9 million in distributions to non-controlling interests and redeemable non-controlling interests related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. This was partially offset by proceeds from new debt issued at R2 Technologies in the current period, a decrease in principal payments on debt obligations and a decrease in dividend payments.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2023 debt balance, DBMG anticipates that its interest payments will be approximately $3.1 million for each remaining quarter of 2023.

Off- Balance Sheet Arrangements

We may enter into certain off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet transactions may include, but are not limited to: leases that have not yet commenced, short-term leases, liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety, performance or payment bonds entered into in the normal course of business, and liabilities associated with multi-employer pension plans. Refer to Note 9. Leases, Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information on leases and letters of credit and performance and/or payment bonds, respectively.

New Accounting Pronouncements

For information on new accounting pronouncements refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended March 31, 2023. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC March 14, 2023 and the documents incorporated herein by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, and Revolving Credit Agreement, the Certificates of Designation governing INNOVATE’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 13. Debt Obligations to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC March 14, 2023 and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
•the effect of the novel coronavirus (“COVID-19”) pandemic and related governmental responses on our business, financial condition and results of operations;
•our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;
•our dependence on certain key personnel;
•bank failures or other similar events that could adversely affect our and our customers' and vendors' liquidity and financial performance;
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
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries, or businesses, including the wind-down of our Network business by our Spectrum segment, that we may make in the future and the effect of any such dispositions or sales on our results of operations;
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
•governmental regulation in the healthcare industry; and
•our Life Science's segment possible inability to raise additional capital when needed or refinance its existing debt, on attractive terms, or at all.

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
•our Spectrum segment's possible inability to raise additional capital when needed or refinance its existing debt, on attractive terms, or at all;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. Refer to Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2022 Form 10-K, which was filed with the SEC on March 14, 2023. See "Risk Factors" in Item 1A of Part I of such Fiscal Year 2022 Form 10-K for a complete description of the material risks we face.

Bank failures or other similar events could adversely affect our and our customers' and vendors' liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks, in excess of FDIC insurance limits. Bank failures or other similar events could disrupt our access to bank deposits or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government in the event of a failure or liquidity crisis.

Our customers and vendors may suffer similar adverse effects from a bank failure. Any resulting adverse effects to our customers could reduce the demand for our services or affect our allowance for doubtful accounts and collectability of accounts receivable. Adverse effects to our vendors could affect our ability to receive the resources and supplies we need for our business. These factors could materially affect our future financial results.

In addition, instability, liquidity constraints or other distress in the financial markets, including the effects of bank failures or similar adverse developments could impair the ability of one or more of the banks participating in our current credit facilities from honoring their commitments. This could have an adverse effect on our business if we were not able to replace those commitments or to locate other sources of liquidity on acceptable terms.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the three months ended March 31, 2023, we withheld 59,732 shares at an average price per share of $2.94 as payment of withholding taxes in connection with the vesting of employee equity awards.

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

4.1
Tax Benefits Preservation Plan, dated as of April 1, 2023, by and between INNOVATE Corp. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by INNOVATE on April 3, 2023) (File No. 021-35210).

10.1	Senior Secured Promissory Note dated as of February 15, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith).

10.2	Senior Secured Promissory Note dated as of February 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith).

10.3	Senior Secured Promissory Note dated as of March 31, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith).

10.4	Senior Secured Promissory Note dated as of April 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith).

10.5	Stock Purchase Agreement dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (filed herewith).

10.6	Subordinated Unsecured Promissory Note dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 10, 2023