Form 10-Q
period 2023-06-30
INNOVATE Corp.
filed 2023-08-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of August 7, 2023, 79,234,991 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$368.8	$392.2	$686.7	$805.0
Cost of revenue	316.2	341.9	590.5	704.9
Gross profit	52.6	50.3	96.2	100.1
Operating expenses:
Selling, general and administrative	41.1	42.1	82.8	84.7
Depreciation and amortization	5.6	6.9	11.9	13.8
Other operating loss (income)	0.1	1.7	(0.3)	1.3
Income (loss) from operations	5.8	(0.4)	1.8	0.3
Other (expense) income:
Interest expense	(16.3)	(12.5)	(31.9)	(25.1)
Loss from equity investees	(0.3)	(0.5)	(4.3)	(1.0)
Other income, net	0.3	1.5	16.8	1.4
Loss from operations before income taxes	(10.5)	(11.9)	(17.6)	(24.4)
Income tax expense	(1.2)	(2.0)	(2.1)	(3.6)
Net loss	(11.7)	(13.9)	(19.7)	(28.0)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.8	1.5	0.8	3.2
Net loss attributable to INNOVATE Corp.	(9.9)	(12.4)	(18.9)	(24.8)
Less: Preferred dividends	0.6	1.2	1.8	2.4
Net loss attributable to common stockholders	$(10.5)	$(13.6)	$(20.7)	$(27.2)

Loss per share - basic and diluted	$(0.13)	$(0.18)	$(0.27)	$(0.35)

Weighted average common shares outstanding - basic and diluted	77.9	77.5	77.8	77.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(11.7)	$(13.9)	$(19.7)	$(28.0)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(0.1)	(2.5)	(1.1)	(1.8)
Disposition of equity method investment, net of tax	—	—	(9.1)	—
Other comprehensive loss	$(0.1)	$(2.5)	$(10.2)	$(1.8)
Comprehensive loss	(11.8)	(16.4)	(29.9)	(29.8)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	1.8	1.7	3.5	3.3
Comprehensive loss attributable to INNOVATE Corp.	$(10.0)	$(14.7)	$(26.4)	$(26.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$28.8	$80.4
Accounts receivable, net	293.6	254.9
Contract assets	175.3	165.1
Inventory	19.9	18.9
Restricted cash	—	0.3
Other current assets	13.6	16.8
Total current assets	531.2	536.4
Investments	7.4	59.5
Deferred tax asset	1.7	1.7
Property, plant and equipment, net	161.5	165.0
Goodwill	127.0	127.1
Intangibles, net	182.6	190.1
Other assets	68.1	71.9
Total assets	$1,079.5	$1,151.7
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$188.7	$202.5
Accrued liabilities	73.3	65.4
Current portion of debt obligations	222.4	30.6
Contract liabilities	117.3	98.6
Other current liabilities	17.2	20.1
Total current liabilities	618.9	417.2
Deferred tax liability	3.8	9.1
Debt obligations	519.6	683.8
Other liabilities	55.2	71.2
Total liabilities	1,197.5	1,181.3
Commitments and contingencies
Temporary equity
Preferred stock Series A-3 and Series A-4, $0.001 par value	17.0	17.6
Shares authorized: 20,000,000 as of both June 30, 2023 and December 31, 2022
Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4 as of both June 30, 2023 and December 31, 2022
Redeemable non-controlling interest	(6.9)	43.4
Total temporary equity	10.1	61.0
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 as of both June 30, 2023 and December 31, 2022
Shares issued: 80,722,983 and 80,216,028 as of June 30, 2023 and December 31, 2022, respectively
Shares outstanding: 79,234,991 and 78,787,768 as of June 30, 2023 and December 31, 2022, respectively
Additional paid-in capital	327.0	330.1
Treasury stock, at cost: 1,487,992 and 1,428,260 shares as of June 30, 2023 and December 31, 2022, respectively	(5.4)	(5.3)
Accumulated deficit	(471.0)	(452.1)
Accumulated other comprehensive (loss) income	(1.6)	5.9
Total INNOVATE Corp. stockholders’ deficit	(150.9)	(121.3)
Non-controlling interest	22.8	30.7
Total stockholders’ deficit	(128.1)	(90.6)
Total liabilities, temporary equity and stockholders’ deficit	$1,079.5	$1,151.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders'(Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of March 31, 2023	79.0	$0.1	$326.8	$(5.4)	$(461.1)	$(1.5)	$(141.1)	$23.0	$(118.1)	$12.1
Share-based compensation	—	—	0.7	—	—	—	0.7	—	0.7	—
Preferred stock dividends	—	—	(0.4)	—	—	—	(0.4)	—	(0.4)	(0.3)
Issuance of common stock	0.2	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	(0.1)	—	—	—	(0.1)	0.1	—	(0.2)
Net loss	—	—	—	—	(9.9)	—	(9.9)	(0.1)	(10.0)	(1.7)
Other comprehensive (loss) income	—	—	—	—	—	(0.1)	(0.1)	(0.2)	(0.3)	0.2
Balance as of June 30, 2023	79.2	$0.1	$327.0	$(5.4)	$(471.0)	$(1.6)	$(150.9)	$22.8	$(128.1)	$10.1

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares	Amount
Balance as of December 31, 2022	78.8	$0.1	$330.1	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)	$61.0
Share-based compensation	—	—	1.2	—	—	—	1.2	—	1.2	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Preferred stock dividends	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)	(0.6)
Issuance of common stock	0.5	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10.7)	(10.7)	(5.2)
Transactions with non-controlling interests	—	—	(3.0)	—	—	—	(3.0)	3.1	0.1	(0.1)
DBMGi preferred stock repurchase	—	—	—	—	—	—	—	—	—	(41.8)
Net (loss) income	—	—	—	—	(18.9)	—	(18.9)	2.1	(16.8)	(2.9)
Other comprehensive loss	—	—	—	—	—	(7.5)	(7.5)	(2.4)	(9.9)	(0.3)
Balance as of June 30, 2023	79.2	$0.1	$327.0	$(5.4)	$(471.0)	$(1.6)	$(150.9)	$22.8	$(128.1)	$10.1

(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled a loss of $2.9 million as of June 30, 2023.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of March 31, 2022	78.4	$0.1	$330.8	$(5.2)	$(428.6)	$7.0	$(95.9)	$26.6	$(69.3)	$66.2
Share based compensation expense	—	—	0.5	—	—	—	0.5	—	0.5	—
Fair value adjustment to redeemable non-controlling interest	—	—	0.1	—	—	—	0.1	—	0.1	(0.1)
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(0.3)
Issuance of preferred stock	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Other	—	—	0.2	—	—	—	0.2	—	0.2	—
Net (loss) income	—	—	—	—	(12.4)	—	(12.4)	0.2	(12.2)	(1.7)
Other comprehensive loss	—	—	—	—	—	(2.3)	(2.3)	(0.2)	(2.5)	—
Balance as of June 30, 2022	78.4	$0.1	$330.7	$(5.2)	$(441.0)	$4.7	$(110.7)	$26.6	$(84.1)	$65.0

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	1.3	—	—	—	1.3	—	1.3	—
Fair value adjustment to redeemable non-controlling interest	—	—	0.1	—	—	—	0.1	—	0.1	(0.1)
Preferred stock dividend	—	—	(0.8)	—	—	—	(0.8)	(1.3)	(2.1)	(0.6)
Issuance of common stock	0.6	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Transactions with non-controlling interests	—	—	0.1	—	—	—	0.1	(0.2)	(0.1)	0.1
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net (loss) income	—	—	—	—	(24.8)	—	(24.8)	0.2	(24.6)	(3.4)
Other comprehensive loss	—	—	—	—	—	(1.7)	(1.7)	(0.2)	(1.9)	—
Balance as of June 30, 2022	78.4	$0.1	$330.7	$(5.2)	$(441.0)	$4.7	$(110.7)	$26.6	$(84.1)	$65.0

(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled income of $3.4 million as of June 30, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(19.7)	$(28.0)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation expense	1.2	1.3
Depreciation and amortization (including amounts in cost of revenue)	19.9	21.1
Amortization of deferred financing costs and debt discount	3.3	2.2
Loss from equity investees	4.3	1.0
Realized and unrealized gains on equity method investments	(16.0)	—
Asset impairment expense	0.1	1.9
Deferred income taxes	(5.4)	0.8
Other operating activities, net	(0.7)	(1.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(38.3)	(21.3)
Contract assets	(10.2)	(34.1)
Other current assets	1.9	0.1
Inventory	(1.8)	(3.1)
Other assets	5.6	9.0
Accounts payable	(22.4)	1.7
Accrued liabilities	3.4	0.3
Contract liabilities	18.7	14.2
Other current liabilities	(3.2)	(5.7)
Other liabilities	(1.5)	(2.8)
Cash used in operating activities	(60.8)	(42.7)
Cash flows from investing activities
Purchase of property, plant and equipment	(8.2)	(8.8)
Proceeds from disposal of property, plant and equipment	0.3	1.8
Loan to equity method investee	—	(4.5)
Proceeds from the sale of equity method investment	54.2	—
Other investing activities	0.4	—
Cash provided by (used in) investing activities	46.7	(11.5)
Cash flows from financing activities
Proceeds from line of credit	75.0	142.3
Payments on line of credit	(77.0)	(85.1)
Proceeds from other debt obligations, net of deferred financing costs	3.6	0.4
Principal payments on other debt obligations	(14.2)	(19.2)
Purchase of preferred stock	(7.0)	—
Payments to non-controlling interests and redeemable non-controlling interests related to sale of equity method investment	(15.9)	—
Dividend payments	(1.6)	(2.7)
Other financing activities	(0.2)	(0.9)
Cash (used in) provided by financing activities	(37.3)	34.8
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(1.4)
Net decrease in cash and cash equivalents, including restricted cash	(52.0)	(20.8)
Cash, cash equivalents and restricted cash, beginning of period	82.2	47.5
Cash, cash equivalents and restricted cash, end of period	$30.2	$26.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Business

INNOVATE Corp. ("INNOVATE" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of non-controlling equity interest positions or debt instruments. The Company’s shares of common stock trade on the NYSE under the symbol "VATE".

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

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is TIC Holdco, Inc. ("TIC"), which is developing a multi-purpose cultural and performing arts space in Palm Beach, Florida, the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains approximately 73% controlling interest. GMH's results include its subsidiary's prior 19% equity method investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), until it was sold on March 6, 2023. Refer to Note 6. Investments for additional information.

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

Basis of Presentation and Liquidity

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

These interim financial statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.

On August 8, 2023, Lancer Capital, LLC (“Lancer”), a related party and an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors and a beneficial owner of the Company, provided a letter of support for up to $35.0 million to the Company expressing Lancer’s continued support for the Company and Lancer’s intent to facilitate the provision of additional funding as reasonably requested by the Board through August 11, 2024. Management believes that with the available cash on hand, available borrowings under the senior credit facility, distributions from the Company’s subsidiaries and the letter of support from Lancer, the Company will be able to meet its obligations for at least the next twelve months from the issuance of these Condensed Consolidated Financial Statements.

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

The adoption of ASU 2016-13 and its related amendments on January 1, 2023, did not have any effect on the Company’s Condensed Consolidated Financial statements and did not record any effects through retained earnings. For the amounts calculated for the Current Expected Credit Loss (“CECL”) model subsequent to initial transition, the Company recognizes the expense in the Condensed Consolidated Statements of Operations, and the amount is presented within general and administration costs rather than a separate line. Refer to Note 4. Accounts Receivable, Net.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 11. Debt Obligations for subsequent events.

3. Revenue and Contracts in Process

Revenue from contracts with customers consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Infrastructure	$362.4	$382.1	$674.1	$784.3
Life Sciences	0.7	1.0	1.2	1.8
Spectrum	5.7	9.1	11.4	18.9
Total revenue	$368.8	$392.2	$686.7	$805.0

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	June 30, 2023	December 31, 2022

Accounts receivables with customers
Infrastructure	$286.5	$244.5
Life Sciences	0.8	0.8
Spectrum	2.0	5.1
Total accounts receivables with customers	$289.3	$250.4

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial	$98.3	$218.4	$210.8	$456.6
Industrial	115.5	85.0	206.8	174.2
Transportation	59.7	7.9	101.2	17.9
Healthcare	44.7	31.2	76.1	57.3
Convention	36.1	22.1	61.5	41.7
Leisure	1.4	5.6	4.6	9.8
Government	2.9	9.1	6.6	16.5
Other	3.3	2.8	6.0	10.0
Total revenue from contracts with customers	361.9	382.1	673.6	784.0
Other revenue	0.5	—	0.5	0.3
Total Infrastructure segment revenue	$362.4	$382.1	$674.1	$784.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Contract assets and contract liabilities and recognized earnings consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Costs incurred on contracts in progress	$2,721.7	$2,503.3
Estimated earnings	459.0	378.9
Contract revenue earned on uncompleted contracts	3,180.7	2,882.2
Less: progress billings	3,122.7	2,815.7
	$58.0	$66.5

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$175.3	$165.1
Contract liabilities	(117.3)	(98.6)
	$58.0	$66.5

	June 30, 2023	December 31, 2022

Cost in excess of billings	$92.2	$90.7
Conditional retainage	83.1	74.4
Contract assets	$175.3	$165.1

Billings in excess of costs	$(168.2)	$(152.0)
Conditional retainage	50.9	53.4
Contract liabilities	$(117.3)	$(98.6)

The change in contract assets is a result of the recording of $158.7 million of contract assets driven by new commercial projects, offset by $148.5 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $108.8 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $90.1 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Healthcare	$117.3	$300.8	$418.1
Industrial	391.1	20.7	411.8
Transportation	321.7	20.7	342.4
Commercial	199.9	2.1	202.0
Convention	56.7	—	56.7
Other	7.0	—	7.0
Government	6.8	—	6.8
Leisure	2.1	—	2.1
Remaining unsatisfied performance obligations	$1,102.6	$344.3	$1,446.9

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Systems and consumables revenue	$0.7	$1.0	$1.2	$1.8
Total Life Sciences segment revenue	$0.7	$1.0	$1.2	$1.8

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Broadcast station	$5.6	$4.7	$10.8	$9.5
Network advertising	—	3.3	—	7.3
Network distribution	—	0.8	—	1.4
Other	0.1	0.3	0.6	0.7
Total Spectrum segment revenue	$5.7	$9.1	$11.4	$18.9

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of $6.9 million of broadcast station revenues of which $3.7 million is expected to be recognized within one year and $3.2 million is expected to be recognized within the next 3 years.

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

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Contracts in progress	$286.6	$244.8
Unbilled retentions	0.2	0.2
Trade receivables	2.8	5.9
Other receivables	4.3	4.5
Allowance for expected credit losses (1)(2)	(0.3)	(0.5)
Total	$293.6	$254.9
(1) Allowance for doubtful accounts as of December 31, 2022, prior to the adoption of ASU 2016-13.
(2) There was no change to the allowance for expected credit losses as a result of the adoption of ASU 2016-13 on January 1, 2023.

For the three and six months ended June 30, 2023, the Company recognized a $0.1 million and $0.2 million reversal of provisions for expected credit losses, respectively. For the three and six months ended June 30, 2022, the Company recognized provisions for doubtful accounts of $0.3 million and $0.5 million, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
5. Inventory

Inventory consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Raw materials and consumables	$18.2	$15.7
Work in process	0.8	1.2
Finished goods	0.9	2.0
Total inventory	$19.9	$18.9

6. Investments

The carrying values of the Company's investments were as follows (in millions):

	June 30, 2023
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$2.8	$—	$2.8
Preferred stock and fixed maturities	—	—	4.6	4.6
Total	$—	$2.8	$4.6	$7.4

	December 31, 2022
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$3.0	$—	$3.0
Preferred stock and fixed maturities	—	—	4.6	4.6
Put option	11.3	—	—	11.3
Investment in securities	—	40.6	—	40.6
Total	$11.3	$43.6	$4.6	$59.5
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

Equity Method Investments

The Company's equity method investments as of June 30, 2023 are comprised of investments in MediBeacon and Triple Ring, and, as of December 31, 2022, were comprised of investments in MediBeacon, Triple Ring and HMN.

The Company's share of net losses from its equity method investments totaled $0.3 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. The Company's share of net losses from its equity method investments totaled $4.3 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. The Company accounts for its Triple Ring equity method investment results on a one-month lag basis.

MediBeacon

Pansend accounts for MediBeacon's preferred stock as an equity method investment, inclusive of any fixed maturity securities (notes) issued by Pansend to MediBeacon. On March 15, 2022, Pansend issued MediBeacon a $4.5 million 8.0% convertible note due March 2025, increasing the total outstanding principal to $5.0 million.

On February 23, 2023, pursuant to its amended commercial partnership with Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, MediBeacon issued $7.5 million of its preferred stock to Huadong in exchange for additional shares of preferred stock, which decreased Pansend's ownership in MediBeacon from approximately 47% as of December 31, 2022 to approximately 46% subsequent to the transaction. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income, net in the Condensed Consolidated Statements of Operations, which increased Pansend's basis in MediBeacon. Concurrently, Pansend recognized additional equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. As of June 30, 2023, Pansend's carrying amount of its investment in MediBeacon remains at zero inclusive of the $5.0 million 8.0% convertible note due March 2025.

For both the three months ended June 30, 2023 and 2022, Pansend earned $0.1 million of interest income related to the convertible note, and for the six months ended June 30, 2023 and 2022, Pansend earned $0.2 million and $0.1 million of interest income, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. Refer to Note 12. Income Taxes for additional information. As of June 30, 2023, $15.9 million had been paid to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which is reflected in Other income, net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.

The following tables provide combined summarized unaudited financial information for the Company's equity method investments(1) (in millions):

	June 30, 2023	December 31, 2022

Assets	$64.4	$786.4
Liabilities	105.6	670.2
Equity	$(41.2)	$116.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$7.7	$139.1	$46.8	$209.3
Gross profit	$3.8	$27.2	$15.1	$44.9
Operating (loss) income	$(6.2)	$6.6	$(12.1)	$5.4
Net (loss) income	$(7.0)	$4.9	$(13.6)	$6.8
(1) Excludes the Assets and Liabilities of HMN as of June 30 2023, and only includes the results of operations of HMN until the date of sale, March 6, 2023.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Equipment, furniture and fixtures, and software	$203.9	$196.0
Building and leasehold improvements	45.2	44.8
Land	25.9	26.1
Construction in progress	8.7	8.4
Plant and transportation equipment	8.0	8.2
	$291.7	$283.5
Less: Accumulated depreciation	130.2	118.5
Total	$161.5	$165.0

Depreciation expense was $6.2 million and $6.3 million for the three months ended June 30, 2023 and 2022, respectively. These amounts included $4.0 million and $3.6 million of depreciation expense recognized within cost of revenue for the three months ended June 30, 2023 and 2022, respectively.

Depreciation expense was $12.5 million and $12.7 million for the six months ended June 30, 2023 and 2022, respectively. These amounts included $8.0 million and $7.3 million of depreciation expense recognized within cost of revenue for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the net book value of equipment under finance leases included in PP&E was $2.4 million and $2.1 million, respectively. As of June 30, 2023 and December 31, 2022, the net book value of capitalized internal-use software included in PP&E was $37.6 million and $35.6 million, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2022	$105.7	$21.4	$127.1
Translation adjustment	(0.1)	—	(0.1)
Balance as of June 30, 2023	$105.6	$21.4	$127.0

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	June 30, 2023	December 31, 2022

FCC licenses	$106.3	$106.3
Total	$106.3	$106.3

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(8.8)	$16.6	$25.4	$(8.0)	$17.4
Customer relationships and contracts	11 years	87.6	(41.6)	46.0	87.6	(35.4)	52.2
Channel sharing arrangements	35 years	12.6	(1.6)	11.0	12.6	(1.4)	11.2
Other	12 years	4.0	(1.3)	2.7	4.1	(1.1)	3.0
Total		$129.6	$(53.3)	$76.3	$129.7	$(45.9)	$83.8

For the three and six months ended June 30, 2022, the Company recorded impairment charges to definite lived intangible assets of $1.5 million, which are reflected in Other operating loss (income) in the unaudited Condensed Consolidated Statements of Operations. The impairment charges related to the impairment of the HC2 Network Program License Agreement ("PLA") due to a decline in performance.

Amortization expense for definite lived intangible assets was $3.4 million and $4.2 million for the three months ended June 30, 2023 and 2022, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statement of Operations. Amortization expense for definite lived intangible assets was $7.4 million and $8.2 million for the six months ended June 30, 2023 and 2022, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

	June 30, 2023	December 31, 2022

Right-of-use assets:
Operating lease (Other assets)	$60.8	$65.8
Finance lease (Property, plant and equipment, net)	2.4	2.1
Total right-of-use assets	$63.2	$67.9

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$14.4	$17.1
Non-current portion of operating lease (Other liabilities)	51.0	53.8
Finance lease (Debt obligations)	2.6	2.1
Total lease liabilities	$68.0	$73.0

The tables below present financial information associated with the Company's leases. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2023 and 2045.

The following table summarizes the components of lease expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.2	$0.1
Interest on lease liabilities	0.1	—	0.1	—
Net finance lease cost	0.2	0.1	0.3	0.1
Operating lease cost	5.7	5.9	11.6	11.8
Variable lease cost	0.2	0.2	0.3	0.3
Sublease income	(0.2)	(0.2)	(0.4)	(0.4)
Total lease cost	$5.9	$6.0	$11.8	$11.8

Cash flow information related to leases is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.1	$—	$0.1	$—
Financing cash flows from finance leases	$0.1	$0.1	$0.2	$0.1
Operating cash flows from operating leases	$5.7	$5.8	$12.0	$12.0
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	$0.5	$0.6	$0.5
Operating leases	$0.6	$1.2	$4.5	$7.7

The weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	June 30, 2023	December 31, 2022

Weighted-average remaining lease term (years) - operating leases	7.5	7.5
Weighted-average remaining lease term (years) - finance leases	1.7	1.4
Weighted-average discount rate - operating leases	5.5%	5.3%
Weighted-average discount rate - finance leases	5.7%	5.7%

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Future minimum lease commitments (undiscounted) as of June 30, 2023, were as follows (in millions):

	Operating Leases	Finance Leases
2023	$9.3	$1.6
2024	15.5	0.4
2025	11.9	0.3
2026	8.4	0.2
2027	6.1	0.2
Thereafter	28.9	—
Total future minimum lease payments	80.1	2.7
Less: amounts representing interest	(14.7)	(0.1)
Total lease liability balance	$65.4	$2.6

In November 2021, INNOVATE Corp. entered into a ten-year lease agreement for a special purpose space in Palm Beach, Florida. In February 2023, the lease agreement was amended to extend the term of the lease to 15 years. The lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to 3% annual upward adjustments, with total square footage of 25,184, as amended. The lease also provides for the Company to receive an allowance from the landlord of $4.4 million, as amended in February 2023, to be used toward costs to design, engineer, install, supply and construct improvements (the "Construction Allowance"), payable at the end of the construction period, of which $1.2 million and $0.8 million is included in prepaid rent in Other assets as of June 30, 2023 and December 31, 2022, respectively. The future lease payments and remaining unexpended amounts under the allowance are not yet recorded in our Condensed Consolidated Balance Sheet. We expect the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

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

10. Other Assets, Accrued Liabilities and Other Liabilities

Other assets, which are reflected in non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Right-of-use assets	$60.8	$65.8
Restricted cash - non-current	1.4	1.5
Other	5.9	4.6
Total other assets	$68.1	$71.9

Accrued liabilities consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Accrued expenses	$19.7	$18.9
Accrued payroll and employee benefits	28.8	30.8
Accrued interest	24.5	15.3
Accrued income taxes	0.3	0.4
Total accrued liabilities	$73.3	$65.4

Other current liabilities consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Lease liability, current	$14.4	$17.1
Other current liabilities	2.8	3.0
Total other current liabilities	$17.2	$20.1

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Other liabilities, which are reflected in non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2023	December 31, 2022

Lease liability, net of current portion	$51.0	$53.8
Other	4.2	17.4
Total other liabilities	$55.2	$71.2

As of June 30, 2023, the Company had $1.8 million of Assets held for sale, which is included in Other current assets in the Condensed Consolidated Balance Sheet and which primarily consisted of $1.0 million of Property, plant and equipment, net and $0.8 million of Inventory. These assets are expected to be sold within the next 12 months.

11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Infrastructure
3.25% Term Loan due 2026	$96.5	$99.5
PRIME minus 0.85% Line of Credit due 2024	112.7	107.7
4.00% Note due 2024	10.0	15.0
8.00% Note due 2024	12.6	18.7
Obligations under finance leases	2.6	2.1
Total Infrastructure	$234.4	$243.0

Spectrum
8.50% Note due 2024	$19.3	$19.3
11.45% Notes due 2024	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Note due 2023	$15.7	—
18.00% Note due 2023	—	10.8
Total Life Sciences	$15.7	$10.8

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	51.8	51.8
SOFR plus 5.75% Line of Credit	13.0	20.0
9.00% Unsecured Note due 2026	35.1	—
Total Non-Operating Corporate	$429.9	$401.8

Total outstanding principal	$749.7	$725.3
Unamortized issuance discount, issuance premium, and deferred financing costs	(7.7)	(10.9)
Less: current portion of debt obligations	(222.4)	(30.6)
Debt obligations	$519.6	$683.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

As of June 30, 2023, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2023	$1.6	$50.4	$52.0
2024	0.4	260.9	261.3
2025	0.3	64.4	64.7
2026	0.2	506.6	506.8
2027	0.2	—	0.2
Thereafter	—	—	—
Total minimum principal and interest payments	2.7	882.3	885.0
Less: Amount representing interest	(0.1)	(135.2)	(135.3)
Total aggregate finance lease and debt payments	$2.6	$747.1	$749.7

The interest rates on finance leases ranged from approximately 2.0% to 6.0%.

Infrastructure

The $96.5 million UMB Term Loan expires May 31, 2026 and bears interest at a rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly. Infrastructure also has a $135.0 million Revolving Line with UMB, which expires on May 31, 2024 and bears interest at a rate of Prime Rate minus 0.85%. Interest is paid monthly. The UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement.

The $10.0 million note expires March 31, 2024 and bears interest at a rate of 4.00%. Interest is paid quarterly. The $12.6 million note expires May 27, 2024 and bears interest at a rate of 8.00%. Interest is paid quarterly.

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

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes, HC2 Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants have a five-year term and are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Non-controlling interest of $3.1 million.

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, due May 31, 2024 to August 15, 2024.

Life Sciences

During June to December 2022, R2 Technologies entered in various notes totaling $10.8 million with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Director. On February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million note and an additional 18% $0.4 million note with Lancer, respectively. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest. The interest rate on the new note increased from 18% to 20%, and the new maturity date has been extended to the earlier of June 30, 2023 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. As a part of the exchange agreement with Lancer on March 31, 2023, the interest was capitalized into the new principal balance. Future interest will be payable upon maturity of the note.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
During the second quarter of 2023, R2 Technologies closed on an aggregate additional $2.7 million in 20% notes with Lancer, increasing the outstanding principal balance to $15.7 million. Subsequent to quarter end, in July 2023, Lancer loaned an additional aggregate $1.1 million to R2 with 20% notes, increasing the total outstanding note principal to $16.8 million. In addition, in July 2023, R2 entered into an amendment with Lancer to extended the maturity date of all prior existing notes to the earlier of August 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

For the three and six months ended June 30, 2023, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer of $0.7 million and $1.2 million, respectively. As a part of the exchange agreement with Lancer on March 31, 2023, the interest outstanding at that date was capitalized into the new principal balance. Future interest will be payable upon maturity of the note.

Non-Operating Corporate

2026 Senior Secured Notes

The 2026 Senior Secured Notes were issued at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees. For both the three months ended June 30, 2023 and 2022, interest expense recognize relating to both the contractual interest coupon and amortization of the deferred financing fees was $7.5 million. For the six months ended June 30, 2023 and 2022, interest expense recognize relating to both the contractual interest coupon and amortization of the deferred financing fees was $15.0 million and $15.1 million, respectively.

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

As of June 30, 2023, the 2026 Convertible Notes had a net carrying value of $58.3 million inclusive of an unamortized premium of $7.2 million. Based on the closing price of our common stock of $1.75 on June 30, 2023, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For both the three months ended June 30, 2023 and 2022, interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium was $0.5 million. For the six months ended June 30, 2023 and 2022, interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium was $0.9 million and $1.0 million, respectively.

Line of Credit - Revolving Credit Agreement
The Company has a $20.0 million line of credit with MSD PCOF Partners IX, LLC ("Revolving Credit Line"), which matures on February 23, 2024, and has an interest rate margin applicable to loans borrowed under the Revolving Credit Line of 5.75%. The affirmative and negative covenants governing the Revolving Credit Line are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes. In May 2021, INNOVATE drew $5.0 million under the Revolving Credit Agreement. In July 2022, the Company drew an additional $15.0 million under the Revolving Credit Agreement. In March 2023, the Company paid down $15.0 million of the Revolving Credit Agreement, reducing the outstanding balance to $5.0 million. In April 2023, the Company extended the maturity date of its Revolving Credit Agreement to March 16, 2025, changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. In May 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million. Subsequent to quarter end, on July 31, 2023, INNOVATE drew an additional $7.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $20.0 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
CGIC 9% Unsecured Note Due 2026

On May 9, 2023, in connection with the redemption of the DBMGi Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. Refer to Footnote 15. Preferred Stock and Equity for additional information. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the promissory note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. For the three months ended June 30, 2023, interest expense recognized relating to the contractual interest coupon was $0.5 million.

INNOVATE is in compliance with its debt covenants as of June 30, 2023.

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2023 interim tax provision.

Income tax expense was $1.2 million and $2.0 million for the three months ended June 30, 2023, and 2022, respectively. Income tax expense was $2.1 million and $3.6 million for the six months ended June 30, 2023, and 2022, respectively. The income tax expense relates to tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized. Additionally, the annual ETR calculated for the current period interim tax provision included a $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

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

The Company did not have any unrecognized tax benefits as of June 30, 2023, and 2022 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On March 1, 2023, FVI's counsel filed a Motion to Withdraw and Temporarily Stay Proceedings, which motion was granted on March 9, 2023. The Court ordered a 30-day stay of the proceedings to allow FVI to engage new counsel, which stay expired on April 10, 2023. On May 1, 2023, the Company moved to dismiss this case with prejudice as to FVI and its Chairman, Gary Lutin, as part of its vigorous defense thereof. On June 13, 2023, the Court granted Defendants' Motion to Dismiss in its entirety and the case is now closed. The dismissal is with prejudice as to FVI and Gary Lutin.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of June 30, 2023, DBMG had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $699.9 million. As of December 31, 2022, DBM had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $956.6 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.7 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively. Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $1.2 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	555,879	$3.79
Granted	1,031,611	$2.41
Vested	(400,395)	$3.77
Forfeited	(45,289)	$3.68
Unvested - December 31, 2022	1,141,806	$2.56
Granted	506,955	$2.57
Vested	(700,666)	$1.89
Unvested - June 30, 2023	948,095	$3.05

The aggregate vesting date fair value of the restricted stock awards which vested during the six months ended June 30, 2023 and 2022 was $1.4 million and $0.8 million, respectively. As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $2.5 million and is expected to be recognized over the remaining weighted average period of 1.9 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Expired	(1,500)	$4.06
Outstanding and exercisable- December 31, 2022	4,995,150	$5.02
Expired	(280,791)	$3.25
Outstanding and exercisable - June 30, 2023	4,714,359	$5.13

As of June 30, 2023, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 1.3 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately 10 years. As of June 30, 2023, there were no unvested stock options and no unrecognized stock-based compensation expense related to unvested stock options.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
15. Preferred Stock and Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2023	December 31, 2022

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Series A-3 and Series A-4 Shares

Issuance and Conversion. On July 1, 2021 (the "Exchange Date") as a part of the sale of Continental Insurance Group ("CIG"), INNOVATE entered into an exchange agreement (the "Exchange Agreement") with Continental General Insurance Company ("CGIC"), also a former subsidiary, which held the remaining shares of the Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 will mature on July 1, 2026. A cash payment of $0.3 million was made as a part of the exchange for accrued and unpaid dividends on the Series A and Series A-2 being exchanged.

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet with a combined redemption value of $16.1 million with a current fair value as of June 30, 2023 of $17.0 million.

Dividends. The Series A-3 and Series A-4 Preferred Stock accrued a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued values of the Series A-3 and Series A-4 Preferred Stock accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends. The Series A-3 and Series A-4 Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of shares of Company's common stock on an as-converted basis.

Subsequent Measurement. The Company elected to account for the Series A-3 and Series A-4 Preferred Stock by immediately recognizing changes in the redemption value as they occur. The carrying value of the Series A-3 and Series A-4 Preferred Stock are adjusted to equal what the redemption amount would be as if the redemption were to occur at the end of the reporting period as if it were also the redemption date for the Series A-3 and Series A-4 Preferred Stock. Any cash dividends paid directly reduce the carrying value of the Series A-3 and Series A-4 Preferred Stock until the carrying value equals the redemption value. The Company has a history of paying dividends on its preferred stock and expects to continue to pay such dividends each quarter.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Redemption by the Company / "Company Call Option". At any time, the Company may redeem the Series A-3/Series A-4, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share, plus accrued but unpaid dividends (to the extent not included in the accrued value of the Series A-3/Series A-4), subject to the holder's right to convert prior to such redemption.

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

As of June 30, 2023, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the three and six months ended June 30, 2023 and 2022, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2023
Declaration Date and Holders of Record Date	March 31, 2023	June 30, 2023
Payment Date	April 17, 2023	July 14, 2023
Total Dividend	$0.3	$0.3

2022
Declaration Date and Holders of Record Date	March 31, 2022	June 30, 2022
Payment Date	April 15, 2022	July 15, 2022
Total Dividend	$0.3	$0.3

DBMGi Series A Preferred Stock

Issuance. On November 30, 2018, Continental General Insurance Company (“CGIC”) purchased 40,000 shares of DBMGi's Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Preferred Stock”), which was then eliminated in consolidation. On July 1, 2021, as a part of the sale of Continental Insurance Group ("CIG") which resulted in the deconsolidation of the entity, the Company was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the then deconsolidated CGIC. Upon the deemed issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock was classified as temporary equity in the Company's Condensed Consolidated Balance Sheet. There are 500,000 shares with a par value of $0.001 each authorized for issuance. Subsequent to the issuance of the DBMGi Preferred Stock, 1,820.25 shares were issued as payment in kind for dividends, resulting in a total of 41,820.25 shares of DBMGi's Series A Preferred Stock outstanding.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Redemption. The DBMGi Preferred Stock is redeemable at any time, in whole or in part, at the option of the Company, or at any time or by the holder prior to July 2026. On March 15, 2023, DBMGi received a redemption notice from CGIC requesting that DBMGi redeem 41,820.25 shares of DBMGi Preferred Stock, representing all of the issued and outstanding shares of DBMGi Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby INNOVATE purchased the 41,820.25 shares of DBMGi Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Preferred Stock as well as the accrued dividend of $0.4 million, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. Refer to Note 11. Debt Obligations for additional information on the promissory note.

The DBMGi Series A Preferred Stock was measured each reporting period at its maximum redemption value, which was equal to the stated value plus all accrued, accumulated and unpaid dividends as of the end of each reporting period, as they were currently redeemable. The carrying amount as of May 9, 2023 was $41.8 million as well as the accrued dividend of $0.4 million and subsequently there was no gain or loss on the purchase of the DBMGi Preferred Stock from CGIC.

Dividends. The DBMGi Series A Preferred Stock accrued a cumulative quarterly cash or payment in kind dividend at a rate of (a) for the first five years following the date of issuance, (i) 9.00% per annum if dividends are paid in kind or (ii) 8.25% per annum if dividends are paid in cash and (b) starting on the fifth anniversary of the date of issuance, a rate per annum equal to (i) LIBOR (as defined in the Certificate of Designation) plus a spread of 5.85% (together, the “LIBOR Rate”) per annum, plus 0.75% if dividends are paid in kind or (ii) the LIBOR Rate per annum in the case of dividends paid in cash. Subsequent to the transition away from LIBOR beginning in 2023, the Certificate of Designation allows for a LIBOR Successor Rate, which allows the Company to reasonably determine an alternate benchmark rate (including any mathematical or other adjustments to the benchmarks (if any) incorporated therein) giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks. Subsequent to May 9, 2023, the date that INNOVATE purchased the DBMGi Preferred Stock, the dividends are eliminated on consolidation.

During the three and six months ended June 30, 2022 and six months ended June 30, 2023, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding Preferred Stock. No dividend was declared during the three months ended June 30, 2023. In connection with the Stock Purchase Agreement with CGIC, an equivalent amount to the dividends that had accrued through May 8, 2023 was paid to CGIC on May 9, 2023 as part of the purchase price. The dividend that accrued for the remaining portion of that period was eliminated on consolidation subsequent to the purchase. The declared dividends and equivalent amounts paid are presented in the following tables (in millions):

2023

Declaration Date and Holders of Record Date	March 31, 2023	May 9, 2023 *
Payment Date	April 17, 2023	May 9, 2023 *
Total Dividend	$0.9	$0.4
*In connection with the Stock Purchase Agreement entered into with CGIC on May 9, 2023, an equivalent amount to the dividends that had accrued through May 8, 2023 was paid to CGIC on May 9, 2023. $0.1 million was paid in cash and $0.3 million was included in the principal amount of the new unsecured note that was issued on May 9, 2023.

2022

Declaration Date and Holders of Record Date	March 31, 2022	June 30, 2022
Payment Date	April 15, 2022	July 15, 2022
Total Dividend**	$0.9	$0.9

**The dividend paid on April 15, 2022 was a cash dividend. The DBMGi Board of Directors elected to pay the second quarter dividend payable July 15, 2022 in shares.

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

16. Related Parties

Non-Operating Corporate

In September 2018, the Company entered into a 75-month lease for office space. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by a former CEO of INNOVATE and formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right-of-use asset and lease liability on the Condensed Consolidated Balance Sheets.

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC, a significant shareholder, in the principal amount of $35.1 million. For the three months ended June 30, 2023, interest expense recognized relating to the contractual interest coupon was $0.5 million. Refer to Note 11. Debt Obligations and Note 15. Preferred Stock and Equity for additional information.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Infrastructure

Banker Steel previously leases two planes from Banker Aviation, LLC, a related party that is owned by Donald Banker, CEO of Banker Steel. During the first quarter of 2022, one of the two plane leases was terminated. The remaining lease has monthly lease payments of $0.1 million and a total lease liability of $0.6 million. For both the three months ended June 30, 2023 and 2022, DBM incurred lease expense related to these leases of $0.3 million. For the six months ended June 30, 2023 and 2022, DBMG incurred lease expense related to these leases of $0.7 million and $0.6 million, respectively.

Banker Steel also had a subordinated 11.0% note payable of $6.3 million to Donald Banker, which was redeemed in full by DBMG on April 4, 2022. For the six months ended June 30, 2022, DBMG incurred interest expense related to this note of $0.2 million.

Banker Steel also has a subordinated 4.0% note payable of $10.0 million to Donald Banker as of June 30, 2023. During the quarter ended June 30, 2023, Banker Steel made an early payment of $5.0 million on this subordinated note, reducing the balance from $15.0 million to $10.0 million.

Life Sciences

During June to December 2022, R2 Technologies entered in various notes totaling $10.8 million with Lancer, a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Director. On February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million note and an additional 18% $0.4 million note with Lancer, respectively. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest. The interest rate on the new note increased from 18% to 20%, and the new maturity date was extended to the earlier of June 30, 2023 or within 5 business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing.

During the second quarter of 2023, R2 Technologies closed on an aggregate additional $2.7 million in 20% notes with Lancer, increasing the outstanding principal balance to $15.7 million. Subsequent to quarter end, in July 2023, Lancer loaned an additional aggregate $1.1 million to R2 with 20% notes, increasing the total outstanding note principal to $16.8 million. In addition, in July 2023, R2 entered into an amendment with Lancer to extended the maturity date of all prior existing notes to the earlier of August 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

For the three and six months ended June 30, 2023, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer of $0.7 million and $1.2 million, respectively. As a part of the exchange agreement with Lancer on March 31, 2023, the interest up to March 31, 2023 was capitalized into the new principal balance. Future interest will be payable upon maturity of the note.

For the three months ended June 30, 2022, R2 Technologies recognized revenues of $0.7 million from sales to a subsidiary of Huadong, a related party of R2 Technologies. For the six months ended June 30, 2023 and 2022, R2 Technologies recognized revenues of $0.2 million and $1.0 million, respectively, from sales to a subsidiary of Huadong, a related party of R2 Technologies. The related receivables totaled $0.6 million as of both June 30, 2023 and December 31, 2022.

For the three months ended June 30, 2022, R2 Technologies incurred approximately $0.1 million of stock compensation and royalty expenses that were paid to Blossom Innovations, LLC ("Blossom"), and investor and related party of R2 Technologies. For the six months ended June 30, 2023 and 2022, R2 Technologies incurred approximately $0.1 million and $0.2 million, respectively, of stock compensation and royalty expenses that were paid to Blossom.

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

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2023	2022	2023	2022
Customer A	Infrastructure	27.7%	24.0%	27.9%	23.6%
Customer B	Infrastructure	15.8%	*	12.4%	*
*Less than 10% revenue concentration

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Infrastructure	$362.4	$382.1	$674.1	$784.3
Life Sciences	0.7	1.0	1.2	1.8
Spectrum	5.7	9.1	11.4	18.9
Total revenue	$368.8	$392.2	$686.7	$805.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from operations
Infrastructure	$14.7	$11.8	$21.0	$23.7
Life Sciences	(3.9)	(5.2)	(8.3)	(10.2)
Spectrum	(0.6)	(3.1)	(1.1)	(3.5)
Other	(0.5)	—	(1.9)	(0.1)
Non-operating Corporate	(3.9)	(3.9)	(7.9)	(9.6)
Total income (loss) from operations	$5.8	$(0.4)	$1.8	$0.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of the consolidated segment income (loss) from operations to consolidated loss from operations before income taxes
Income (loss) from operations	$5.8	$(0.4)	$1.8	$0.3
Interest expense	(16.3)	(12.5)	(31.9)	(25.1)
Loss from equity investees	(0.3)	(0.5)	(4.3)	(1.0)
Other income, net	0.3	1.5	16.8	1.4
Loss from operations before income taxes	$(10.5)	$(11.9)	$(17.6)	$(24.4)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and Amortization
Infrastructure	$4.1	$5.3	$9.0	$10.6
Infrastructure recognized within cost of revenue	4.0	3.6	8.0	7.3
Total Infrastructure	8.1	8.9	17.0	17.9
Life Sciences	0.1	—	0.2	0.1
Spectrum	1.3	1.5	2.6	3.0
Non-operating Corporate	0.1	0.1	0.1	0.1
Total depreciation and amortization	$9.6	$10.5	$19.9	$21.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capital Expenditures (*)
Infrastructure	$4.0	$3.7	$7.0	$6.6
Life Sciences	0.2	—	0.3	0.1
Spectrum	0.3	0.5	0.6	2.1
Non-operating Corporate	—	—	0.3	—
Total	$4.5	$4.2	$8.2	$8.8
(*) The above capital expenditures exclude assets acquired under finance lease and other financing obligations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	June 30, 2023	December 31, 2022

Investments
Life Sciences	$7.4	$7.6
Other	—	51.9
Total	$7.4	$59.5

	June 30, 2023	December 31, 2022

Equity Method Investments (included in Investments above)
Life Sciences	$2.8	$3.0
Other	—	40.6
Total	$2.8	$43.6

	June 30, 2023	December 31, 2022

Total Assets
Infrastructure	$865.1	$879.3
Life Sciences	15.1	15.4
Spectrum	180.6	188.2
Other	1.3	53.6
Non-operating Corporate	17.4	15.2
Total	$1,079.5	$1,151.7

18. Basic and Diluted Loss Per Common Share

Earnings (loss) per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities; however, they do not participate in losses and as such are excluded from the computation of basic earnings (loss) per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive between the two available methods in a period.

The Company had no dilutive common stock equivalents during the three and six months ended June 30, 2023 and 2022 due to results from continuing operations being a loss, net of tax. For the three and six months ended June 30, 2023, 1,159,809 and 1,152,842, respectively, of common stock equivalents from unvested restricted stocks were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computation of diluted net loss per share for the six months ended June 30, 2023 and 2022 are: preferred stock, convertible debt and stock options. The following table presents a reconciliation of net loss used in the basic and diluted EPS calculations (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(11.7)	$(13.9)	$(19.7)	$(28.0)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	1.8	1.5	0.8	3.2
Net loss attributable to INNOVATE Corp.	(9.9)	(12.4)	(18.9)	(24.8)
Less: Preferred dividends	0.6	1.2	1.8	2.4
Net loss attributable to common stockholders	$(10.5)	$(13.6)	$(20.7)	$(27.2)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	77.9	77.5	77.8	77.4

Loss per share - basic and diluted	$(0.13)	$(0.18)	$(0.27)	$(0.35)

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

June 30, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets (1)	$—	$—	$—	$—	$—
Total assets not accounted for at fair value	$—	$—	$—	$—	$—
Liabilities
Debt obligations (2)	$739.4	$686.0	$—	$686.0	$—
Total liabilities not accounted for at fair value	$739.4	$686.0	$—	$686.0	$—
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

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from Citadel Securities. The methodology combines direct market observations from contributed sources with quantitative pricing models to generate evaluated prices and is classified as Level 2.

20. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income (expense), net for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain on sale of equity method investment	$—	$—	$12.2	$—
Gain on step-up of equity method investment	—	—	3.8	—
Other income, net	0.3	1.5	0.8	1.4
Total	$0.3	$1.5	$16.8	$1.4

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents, beginning of period	$80.4	$45.5
Restricted cash	0.3	2.0
Restricted cash included in other assets (non-current)	1.5	—
Total cash, cash equivalents and restricted cash, beginning of period	$82.2	$47.5

Cash and cash equivalents, end of period	$28.8	$24.9
Restricted cash	—	1.8
Restricted cash included in other assets (non-current)	1.4	—
Total cash and cash equivalents and restricted cash, end of period	$30.2	$26.7

Supplemental cash flow information:
Cash paid for interest	$23.7	$20.5
Cash paid for taxes, net of refunds	$6.0	$1.9

Non-cash investing and financing activities:
Property, plant and equipment included in accounts payable or accrued expenses	$1.5	$0.4
Unsecured note issued in connection with purchase of preferred stock and payment of dividends	$35.1	$—

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

Recent Developments

On July 23, 2023, we announced the unexpected passing of Wayne Barr, our President, Chief Executive Officer and Director. Mr. Barr had served as a director of INNOVATE since January 2014 and as CEO since November 2020. He previously served as Lead Director during March 2020 and as Interim CEO from June 2020 until November 2020 when he was appointed as the Company's permanent President and CEO. During his tenure as a director of INNOVATE, he has also served as Chair and/or as a member of several of the Board committees and as a director and/or officer of certain INNOVATE subsidiaries. Following Mr. Barr’s death, on July 25, 2023, Paul K. Voigt was named Interim Chief Executive Officer of the Company. Mr. Voigt has served as Senior Managing Director of Investments at Lancer Capital since 2019. From 2014 to 2018, Mr. Voigt served as Senior Managing Director of Investments of the Company and was involved with sourcing deals and capital raising for the Company.

Thus far in 2023, as part of our strategic process, we engaged in several transactions that had an effect on the results of operations and financial condition of our business and individual segments.

Dispositions

Other

Sale of Remaining 19% Interest in HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million, and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. As of June 30, 2023, $15.9 million has been paid to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which is reflected in Other income, net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.

Debt Obligations and Financing

In 2023 thus far, we have refinanced some of our loans and obtained new capital financing. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Life Sciences

During the second quarter of 2023, R2 Technologies closed on an aggregate additional $2.7 million in 20% notes with Lancer Capital ("Lancer"), an entity controlled by Avram. A Glazer, the Chairman of INNOVATE's Board of Directors, increasing the outstanding principal balance to $15.7 million. Subsequent to quarter end, in July 2023, Lancer loaned an additional aggregate $1.1 million to R2 with 20% notes, increasing the total outstanding note principal to $16.8 million. In addition, in July 2023, R2 entered into an amendment with Lancer to extend the maturity date of all prior existing notes to the earlier of August 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

Corporate

On April 25, 2023, INNOVATE extended the maturity date of its Revolving Credit Agreement to March 16, 2025, changed the interest benchmark rates from LIBOR-based to SOFR-based rates, and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. On May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

On May 9, 2023, INNOVATE issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million, in connection with the DBMGi Preferred Stock repurchase from CGIC. Refer to Footnote 15. Preferred Stock and Equity of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Subsequent to quarter end, on July 31, 2023, INNOVATE drew an additional $7.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $20.0 million.

Equity Method Investments

In November 2022, MediBeacon amended its existing agreements with Huadong Medicine Co. Ltd ("Huadong"), to provide approximately $10 million in funding by June 30, 2023, including $7.5 million or 50% of the remaining $15 million milestone investment due upon FDA approval of MediBeacon's TGFR at a pre-money valuation of approximately $400 million. On February 23, 2023, pursuant to its amended commercial partnership with Huadong, a publicly traded company on the Shenzhen Stock Exchange, MediBeacon issued $7.5 million of its preferred stock to Huadong in exchange for additional shares of preferred stock. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income, net in the Condensed Consolidated Statements of Operations, which increased Pansend's basis in MediBeacon. Concurrently, Pansend recognized additional equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

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

Refer to Note 15. Preferred Stock and Equity of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods as indicated (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue
Infrastructure	$362.4	$382.1	$(19.7)	$674.1	$784.3	$(110.2)
Life Sciences	0.7	1.0	(0.3)	1.2	1.8	(0.6)
Spectrum	5.7	9.1	(3.4)	11.4	18.9	(7.5)
Total revenue	$368.8	$392.2	$(23.4)	$686.7	$805.0	$(118.3)

Income (loss) from operations
Infrastructure	$14.7	$11.8	$2.9	$21.0	$23.7	$(2.7)
Life Sciences	(3.9)	(5.2)	1.3	(8.3)	(10.2)	1.9
Spectrum	(0.6)	(3.1)	2.5	(1.1)	(3.5)	2.4
Other	(0.5)	—	(0.5)	(1.9)	(0.1)	(1.8)
Non-operating Corporate	(3.9)	(3.9)	—	(7.9)	(9.6)	1.7
Total income (loss) from operations	$5.8	$(0.4)	$6.2	$1.8	$0.3	$1.5

Interest expense	(16.3)	(12.5)	(3.8)	(31.9)	(25.1)	(6.8)
Loss from equity investees	(0.3)	(0.5)	0.2	(4.3)	(1.0)	(3.3)
Other income, net	0.3	1.5	(1.2)	16.8	1.4	15.4
Loss from operations before income taxes	$(10.5)	$(11.9)	$1.4	$(17.6)	$(24.4)	$6.8
Income tax expense	(1.2)	(2.0)	0.8	(2.1)	(3.6)	1.5
Net loss	$(11.7)	$(13.9)	$2.2	$(19.7)	$(28.0)	$8.3
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.8	1.5	0.3	0.8	3.2	(2.4)
Net loss attributable to INNOVATE Corp.	$(9.9)	$(12.4)	$2.5	$(18.9)	$(24.8)	$5.9
Less: Preferred dividends	0.6	1.2	(0.6)	1.8	2.4	(0.6)
Net loss attributable to common stockholders	$(10.5)	$(13.6)	$3.1	$(20.7)	$(27.2)	$6.5

Revenue: Revenue for the three months ended June 30, 2023 decreased $23.4 million to $368.8 million from $392.2 million for the three months ended June 30, 2022. The decrease was primarily driven by our Infrastructure segment, and, to a lesser extent, our Spectrum segment. The decline at the Infrastructure segment was driven the timing of projects at DBMG's commercial structural steel fabrication and erection business and lower revenue at the industrial maintenance and repair business. Revenues at our Spectrum segment decreased primarily as a result of the termination of HC2 Network, Inc. ("Network") and its associated Azteca America network ("Azteca") content on December 31, 2022.

Revenue for the six months ended June 30, 2023 decreased $118.3 million to $686.7 million from $805.0 million for the six months ended June 30, 2022. The decrease was primarily driven by our Infrastructure segment, and, to a lesser extent, our Spectrum segment. DBMG's commercial structural steel fabrication and erection business encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period and lower revenue at the industrial maintenance and repair business. Revenues at our Spectrum segment decreased primarily as a result of the termination of Network and its associated Azteca content on December 31, 2022.

Income (loss) from operations: Income from operations for the three months ended June 30, 2023 increased $6.2 million to income of $5.8 million from a loss from operations of $0.4 million for the three months ended June 30, 2022. The increase was due to a net increase in gross profit, and reductions in other operating expenses, depreciation and amortization and selling, general and administrative expenses ("SG&A").

The increase in gross profit was primarily due to the increase in our Infrastructure segment due to timing of higher margin projects at the commercial structural steel fabrication and erection business, which was partially offset by lower contribution at the industrial maintenance and repair business. The decrease in other operating expenses was primarily due to Spectrum segment's impairment of the Network Program License Agreement ("PLA") intangible in the prior year comparable period. The overall decrease in depreciation and amortization was primarily driven by DBMG's commercial structural steel fabrication and erection business and Banker Steel, as certain fixed assets became fully depreciated subsequent to the prior year comparable period. The overall decrease in SG&A was primarily driven by the elimination of costs from the termination of Network at the Spectrum segment and decreases in compensation-related expenses and research and development and marketing costs at the Life Sciences segment, which was partially offset by an increase in compensation-related expenses at the Infrastructure segment.

Income from operations for the six months ended June 30, 2023 increased $1.5 million to $1.8 million from $0.3 million for the six months ended June 30, 2022. The increase was due to decreases in SG&A, depreciation and amortization, and other operating expenses, which were partially offset by a net decrease in gross profit. The net decrease in SG&A was primarily driven by the Spectrum segment from the termination of Network, decreases in compensation-related expenses and research and development costs at our Life Sciences segment, which was partially offset by an increase in compensation-related expense and restructuring costs at the Infrastructure segment as well as an increase in expenses at our Other segment as a result of the sale of New Saxon's 19% investment in HMN. The net decrease in depreciation and amortization was driven by DBMG's commercial structural steel fabrication and erection business and Banker Steel, as certain fixed assets became fully depreciated subsequent to the comparable period. The net decrease in other operating expenses was driven by the Spectrum segment which impaired the Network PLA intangible in the comparable period and an increase in FCC reimbursements received in the current period. The decrease in gross profit was primarily driven by our Spectrum segment's termination of Network, which was partially offset by an increase at station group, which added new markets and networks in the current period.

Interest expense: Interest expense for the three months ended June 30, 2023 increased $3.8 million to $16.3 million from $12.5 million for the three months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 increased $6.8 million to $31.9 million from $25.1 million for the six months ended June 30, 2022. The increase was primarily attributable to higher interest rates, increased amortization of debt issuance costs on the debt, and higher outstanding principal balances at our Spectrum, Infrastructure, Life Sciences and Non-operating Corporate segments, as a result of new debt issued subsequent to the comparable period.

Loss from equity investees: Loss from equity investees for the three months ended June 30, 2023 decreased $0.2 million to $0.3 million from $0.5 million for the three months ended June 30, 2022. The decrease in the net loss was primarily due to Pansend's net carrying amount of its investment in MediBeacon being zero, which resulted in no additional losses being recognized in our equity investment in MediBeacon in the current period, This was partially offset by a decrease as a result of the sale of our investment in HMN on March 6, 2023, which had income in the prior period, and from by higher equity method losses recorded from our investment in Triple Ring in the current period.

Loss from equity investees for the six months ended June 30, 2023 increased $3.3 million to $4.3 million from $1.0 million for the six months ended June 30, 2022. The increase in loss was primarily driven by our prior equity investment in HMN, which was sold on March 6, 2023 and had losses for the approximately two months of equity method loss in the current period, compared to net income for the six months in the comparable period, as well as higher equity method losses in the current period from our investment in Triple Ring as a result of an unrepeated gain on debt extinguishment recognized by Triple Ring in the comparable period. This was partially offset by lower equity method losses from our investment in MediBeacon, as a result of suspended losses due to Pansend's carrying amount being reduced to zero.

Other income, net: Other income, net for the three months ended June 30, 2023 decreased $1.2 million to $0.3 million from $1.5 million for the three months ended June 30, 2022. The decrease was primarily attributable to the Infrastructure segment, driven by a decrease in foreign currency translation gains, which was partially offset by a litigation settlement paid by Infrastructure in the comparable period.

Other income, net for the six months ended June 30, 2023 increased $15.4 million to $16.8 million from of $1.4 million for the six months ended June 30, 2022. Other income, net for the six months ended June 30, 2023 primarily consisted of a gain on the sale of the equity investment in HMN of $12.2 million and a $3.8 million step-up gain from the increase in Pansend's basis as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Income tax expense: Income tax expense for the three months ended June 30, 2023 decreased $0.8 million to $1.2 million from $2.0 million for the three months ended June 30, 2022. Income tax expense for the six months ended June 30, 2023 decreased $1.5 million to $2.1 million from $3.6 million for the six months ended June 30, 2022. The income tax expense recorded for the three months and six months ended June 30, 2023 and 2022 primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than not that the losses will be utilized prior to expiration. The annual effective tax rate calculated for the interim tax provision includes a $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option agreement, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

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

Infrastructure Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue	$362.4	$382.1	$(19.7)	$674.1	$784.3	$(110.2)

Cost of revenue	312.8	336.0	(23.2)	583.7	693.7	(110.0)
Selling, general and administrative	30.7	29.0	1.7	60.4	56.9	3.5
Depreciation and amortization	4.1	5.3	(1.2)	9.0	10.6	(1.6)
Other operating loss (income)	0.1	—	0.1	—	(0.6)	0.6
Income from operations	$14.7	$11.8	$2.9	$21.0	$23.7	$(2.7)

Revenue: Revenue for the three months ended June 30, 2023 decreased $19.7 million to $362.4 million from $382.1 million for the three months ended June 30, 2022. The decrease was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and lower revenue at the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel due to timing and size of projects in backlog.

Revenue for the six months ended June 30, 2023 decreased $110.2 million to $674.1 million from $784.3 million for the six months ended June 30, 2022. The decrease was primarily driven by timing of projects at DBMG's commercial structural steel fabrication and erection business, which encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period and lower revenue at the industrial maintenance and repair business. This was partially offset by Banker Steel due to the timing and size of projects.

Cost of revenue: Cost of revenue for the three months ended June 30, 2023 decreased $23.2 million to $312.8 million from $336.0 million for the three months ended June 30, 2022. The decrease was primarily driven by the timing of projects at DBMG's commercial structural steel fabrication and erection business and the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel due to timing and size of projects.

Cost of revenue for the six months ended June 30, 2023 decreased $110.0 million to $583.7 million from $693.7 million for the six months ended June 30, 2022. The decrease was primarily driven by both DBMG's commercial structural steel fabrication and erection business, which encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period as well as the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel due to timing and size of projects.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2023 increased $1.7 million to $30.7 million from $29.0 million for the three months ended June 30, 2022. The increase was primarily driven by an increase in compensation-related expense, which was partially offset by a decrease in travel and entertainment expenses.

Selling, general and administrative expense for the six months ended June 30, 2023 increased $3.5 million to $60.4 million from $56.9 million for the six months ended June 30, 2022. The increase was primarily driven by increases in compensation-related expenses and restructuring costs, which were partially offset by a decrease in travel and entertainment expenses.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2023 decreased $1.2 million to $4.1 million from $5.3 million for the three months ended June 30, 2022. Depreciation and amortization for the six months ended June 30, 2023 decreased $1.6 million to $9.0 million from $10.6 million for the six months ended June 30, 2022. The decrease was primarily driven by DBMG's commercial structural steel fabrication and erection business and Banker Steel, as certain fixed assets became fully depreciated subsequent to the comparable period.

Other operating loss (income): Other operating income for the six months ended June 30, 2023 decreased $0.6 million to zero from income of $0.6 million for the six months ended June 30, 2022. The decrease in income was primarily driven by an unrepeated asset sale in the comparable period.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue	$0.7	$1.0	$(0.3)	$1.2	$1.8	$(0.6)

Cost of revenue	0.4	0.9	(0.5)	0.9	1.5	(0.6)
Selling, general and administrative	4.1	5.3	(1.2)	8.4	10.4	(2.0)
Depreciation and amortization	0.1	—	0.1	0.2	0.1	0.1
Loss from operations	$(3.9)	$(5.2)	$1.3	$(8.3)	$(10.2)	$1.9

Revenue: Revenue for the three months ended June 30, 2023 decreased $0.3 million to $0.7 million from $1.0 million for the three months ended June 30, 2022. Revenue for the six months ended June 30, 2023 decreased $0.6 million to $1.2 million from $1.8 million for the six months ended June 30, 2022. The decrease in revenue was attributable to R2, primarily as a result of less revenue from unit sales outside the U.S. due to payment delays resulting in shipping holds, which was partially offset by an increase in upfront unit sales in the US coupled with increased recurring revenues from consumable and subscription programs.

Cost of revenue: Cost of revenue for three months ended June 30, 2023 decreased $0.5 million to $0.4 million from $0.9 million for the three months ended June 30, 2022. Cost of revenue for the six months ended June 30, 2023 decreased $0.6 million to $0.9 million from $1.5 million for the six months ended June 30, 2022. The decrease in cost of revenue was attributable to R2 driven by a reduction in revenue.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2023 decreased $1.2 million to $4.1 million from $5.3 million for the three months ended June 30, 2022. The decrease was primarily driven by decreases from R2 in bonus expense, severance cost, salaries and benefits, as well as research and development costs and marketing costs as a result of cost reduction initiatives.

Selling, general and administrative expense for the six months ended June 30, 2023 decreased $2.0 million to $8.4 million from $10.4 million for the six months ended June 30, 2022. The decrease was primarily driven by decreases from R2 in bonus expense, salaries and benefits, as well as research and development costs and marketing costs as a result of cost reduction initiatives.

Spectrum Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue	$5.7	$9.1	$(3.4)	$11.4	$18.9	$(7.5)

Cost of revenue	3.0	5.0	(2.0)	5.9	9.7	(3.8)
Selling, general and administrative	2.0	4.0	(2.0)	4.3	7.8	(3.5)
Depreciation and amortization	1.3	1.5	(0.2)	2.6	3.0	(0.4)
Other operating (income) loss	—	1.7	(1.7)	(0.3)	1.9	(2.2)
Loss from operations	$(0.6)	$(3.1)	$2.5	$(1.1)	$(3.5)	$2.4

Revenue: Revenue for the three months ended June 30, 2023 decreased $3.4 million to $5.7 million from $9.1 million for the three months ended June 30, 2022. Revenue for the six months ended June 30, 2023 decreased $7.5 million to $11.4 million from $18.9 million for the six months ended June 30, 2022. The decrease was primarily driven by the elimination of advertising revenues at Azteca, which ceased operations on December 31, 2022. This was partially offset by an increase in station revenues, which launched new markets and networks with its customers in the current period.

Cost of revenue: Cost of revenue for the three months ended June 30, 2023 decreased $2.0 million to $3.0 million from $5.0 million for the three months ended June 30, 2022. Cost of revenue for the six months ended June 30, 2023 decreased $3.8 million to $5.9 million from $9.7 million for the six months ended June 30, 2022. The overall decrease was primarily driven by a decrease in advertising cost of revenue as a result of the termination of Azteca.

Selling, general and administrative: Selling, general and administrative for the three months ended June 30, 2023 decreased $2.0 million to $2.0 million from $4.0 million for the three months ended June 30, 2022. Selling, general and administrative expense for the six months ended June 30, 2023 decreased $3.5 million to $4.3 million from $7.8 million for the six months ended June 30, 2022. The decrease was primarily driven by the termination of Network, which was partially offset by an increase in salaries and benefits expense at station group.

Depreciation and amortization: Depreciation and amortization expense for the six months ended June 30, 2023 decreased $0.4 million to $2.6 million from $3.0 million for the six months ended June 30, 2022. The decrease was primarily driven by the Program License Agreement ("PLA"), which was fully impaired in the comparable period.

Other operating (income) loss: Other operating (income) loss for the three months ended June 30, 2023 decreased $1.7 million to zero from a loss of $1.7 million for the three months ended June 30, 2022. The decrease was primarily related to the impairment of the PLA intangible in the comparable period.

Other operating (income) loss for the six months ended June 30, 2023 increased $2.2 million to income of $0.3 million from a loss of $1.9 million for the six months ended June 30, 2022. The increase was primarily related to the impairment of the PLA intangible in the comparable period and an increase in FCC reimbursements received in the current period.

Non-operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Selling, general and administrative	$3.8	$3.8	$—	$7.8	$9.5	$(1.7)
Depreciation and amortization	0.1	0.1	—	0.1	0.1	—
Loss from operations	$(3.9)	$(3.9)	$—	$(7.9)	$(9.6)	$1.7

Selling, general and administrative: Selling, general and administrative expenses for the six months ended June 30, 2023 decreased $1.7 million to $7.8 million from $9.5 million for the six months ended June 30, 2022. The decrease in SG&A expenses was driven by a decrease in employee costs, disposition and acquisition expenses, stock-based compensation, as well as other unrepeated expenses related to the settlement with the former CEO recorded in the comparable period and a decrease in salaries and benefits from a reduced headcount.

Loss from Equity Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Life Sciences	$(0.3)	$(2.3)	$2.0	$(4.0)	$(3.3)	$(0.7)
Other	—	1.8	(1.8)	(0.3)	2.3	(2.6)
Loss from equity investees	$(0.3)	$(0.5)	$0.2	$(4.3)	$(1.0)	$(3.3)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended June 30, 2023 decreased $2.0 million to $0.3 million from $2.3 million for the three months ended June 30, 2022. The decrease in the loss was primarily due to Pansend's net carrying amount of its investment in MediBeacon being zero, which resulted in no losses being recognized in our equity investment in MediBeacon in the current period. This was partially offset by net higher equity method losses recorded from our investment in Triple Ring.

Loss from equity investees within our Life Sciences segment for the six months ended June 30, 2023 increased $0.7 million to $4.0 million from $3.3 million for the six months ended June 30, 2022. The increase in loss was primarily due to higher equity method losses in the current period from our investment in Triple Ring as a result of an unrepeated gain on debt extinguishment recognized by Triple Ring in the comparable period. This was partially offset by lower equity method losses from our investment in MediBeacon. As a result of an additional equity investment made during the first quarter of 2023 by Huadong to MediBeacon, Pansend's basis in MediBeacon increased by $3.8 million and Pansend recognized $3.8 million additional equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Pansend's carrying amount of its investment in MediBeacon remains at zero, which resulted in fewer losses recognized than in the comparable period. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Other: Income from equity investees within our Other segment for the three months ended June 30, 2023 decreased $1.8 million to zero from income of $1.8 million for the three months ended June 30, 2022. The decrease was driven by the equity investment in HMN, which was sold on March 6, 2023.

Loss from equity investees within our Other segment for the six months ended June 30, 2023 increased $2.6 million to a loss of $0.3 million from income of $2.3 million for the six months ended June 30, 2022. The decrease was driven by the equity investment in HMN, which was sold on March 6, 2023, and had losses for the approximately two months of equity method loss in the current period, compared to net income for the six months in the comparable period. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; restructuring and exit costs; non-recurring items; and acquisition and disposition costs.

(in millions)	Three months ended June 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$7.0	$(2.9)	$(5.3)	$(8.2)	$(0.5)	$(9.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4.1	0.1	1.3	0.1	—	5.6
Depreciation and amortization (included in cost of revenue)	4.0	0.1	—	—	—	4.1
Other operating loss	0.1	—	—	—	—	0.1
Interest expense	3.4	0.7	3.4	8.8	—	16.3
Other (income) expense, net	(0.3)	(0.1)	1.9	(1.9)	0.1	(0.3)
Income tax expense (benefit)	3.8	—	—	(2.6)	—	1.2
Non-controlling interest	0.7	(1.9)	(0.6)	—	—	(1.8)
Share-based compensation expense	—	0.1	—	0.6	—	0.7
Restructuring and exit costs	0.5	—	—	—	—	0.5
Acquisition and disposition costs	0.2	—	0.1	(0.2)	(0.1)	—
Adjusted EBITDA	$23.5	$(3.9)	$0.8	$(3.4)	$(0.5)	$16.5

(in millions)	Three months ended June 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$6.8	$(5.3)	$(5.7)	$(9.5)	$1.3	$(12.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	—	1.5	0.1	—	6.9
Depreciation and amortization (included in cost of revenue)	3.6	—	—	—	—	3.6
Other operating loss	—	—	1.7	—	—	1.7
Interest expense	2.2	—	1.9	8.4	—	12.5
Other (income) expense, net	(1.4)	(0.2)	1.4	(1.2)	—	(1.4)
Gain on sale or dissolution of subsidiary	—	—	—	(0.1)	—	(0.1)
Income tax expense (benefit)	3.5	—	—	(1.5)	—	2.0
Non-controlling interest	0.7	(2.1)	(0.5)	—	0.4	(1.5)
Share-based compensation expense	—	0.1	—	0.4	—	0.5
Non-recurring items	0.1	—	—	—	—	0.1
Acquisition and disposition costs	0.1	—	0.1	—	—	0.2
Adjusted EBITDA	$20.9	$(7.5)	$0.4	$(3.4)	$1.7	$12.1

Infrastructure: Net income from our Infrastructure segment for the three months ended June 30, 2023 increased $0.2 million to $7.0 million from $6.8 million for the three months ended June 30, 2022. Adjusted EBITDA from our Infrastructure segment for the three months ended June 30, 2023 increased $2.6 million to $23.5 million from $20.9 million for the three months ended June 30, 2022. The increase in Adjusted EBITDA was primarily driven by timing of higher margin projects at DBMG's commercial structural steel fabrication and erection business. This was partially offset by lower contributions at the industrial maintenance and repair business and Banker Steel due to timing and size of projects, as well as an increase in SG&A.

Life Sciences: Net loss from our Life Sciences segment for the three months ended June 30, 2023 decreased $2.4 million to $2.9 million from $5.3 million for the three months ended June 30, 2022. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2023 decreased $3.6 million to $3.9 million from $7.5 million for the three months ended June 30, 2022. The decrease in Adjusted EBITDA loss was primarily due to Pansend's net carrying amount of its investment in MediBeacon being zero, which resulted in no additional losses being recognized in our equity investment in MediBeacon in the current period, as well as a decrease in SG&A expenses at R2. This was partially offset by higher equity method losses recorded from our investment in Triple Ring.

Spectrum: Net loss from our Spectrum segment for the three months ended June 30, 2023 decreased $0.4 million to $5.3 million from $5.7 million for the three months ended June 30, 2022. Adjusted EBITDA from our Spectrum segment for the three months ended June 30, 2023 increased $0.4 million to $0.8 million from $0.4 million for the three months ended June 30, 2022. The increase was primarily driven by the elimination of Network's EBITDA losses in the comparable period as a result of the termination of Network and an increase in station revenues, which added markets and networks with its customers in the current period, which was partially offset by an increase in salaries and benefits at station group.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended June 30, 2023 decreased $1.3 million to $8.2 million from $9.5 million for the three months ended June 30, 2022. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended June 30, 2023 remain consistent period over period at $3.4 million with no significant offsetting increases or decreases.

Other and Eliminations: Net loss from our Other and Eliminations segment for the three months ended June 30, 2023 increased $1.8 million to a loss of $0.5 million from income of $1.3 million for the three months ended June 30, 2022. Adjusted EBITDA loss from our Other segment for the three months ended June 30, 2023 increased $2.2 million to an Adjusted EBITDA loss of $0.5 million from Adjusted EBITDA income of $1.7 million for the three months ended June 30, 2022. The increase in Adjusted EBITDA loss was driven by the elimination of equity method income from our investment in HMN, which was sold on March 6, 2023 and severance related expense at TIC Holdco, Inc.

(in millions)	Six months ended June 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$9.0	$(5.7)	$(10.3)	$(20.1)	$8.2	$(18.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	9.0	0.2	2.6	0.1	—	11.9
Depreciation and amortization (included in cost of revenue)	7.9	0.1	—	—	—	8.0
Other operating income	—	—	(0.3)	—	—	(0.3)
Interest expense	6.8	1.2	6.6	17.3	—	31.9
Other (income) expense, net	(0.5)	(4.0)	3.7	(3.5)	(12.5)	(16.8)
Income tax expense (benefit)	4.9	—	—	(1.6)	(1.2)	2.1
Non-controlling interest	0.9	(3.8)	(1.2)	—	3.3	(0.8)
Share-based compensation expense	—	0.3	—	0.9	—	1.2
Restructuring and exit costs	1.0	—	—	—	—	1.0
Acquisition and disposition costs	0.8	—	0.1	—	1.2	2.1
Adjusted EBITDA	$39.8	$(11.7)	$1.2	$(6.9)	$(1.0)	$21.4

(in millions)	Six months ended June 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$12.9	$(9.4)	$(9.1)	$(20.8)	$1.6	$(24.8)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	10.6	0.1	3.0	0.1	—	13.8
Depreciation and amortization (included in cost of revenue)	7.3	—	—	—	—	7.3
Other operating (income) loss	(0.6)	—	1.9	—	—	1.3
Interest expense	4.4	—	3.9	16.8	—	25.1
Other (income) expense, net	(1.3)	(0.1)	2.9	(2.8)	—	(1.3)
Gain on sale or dissolution of subsidiary	—	—	—	(0.1)	—	(0.1)
Income tax expense (benefit)	6.4	—	—	(2.8)	—	3.6
Non-controlling interest	1.3	(4.1)	(1.1)	—	0.7	(3.2)
Share-based compensation expense	—	0.2	—	1.1	—	1.3
Non-recurring items	0.1	—	—	—	—	0.1
Acquisition and disposition costs	0.3	—	0.2	0.5	(0.5)	0.5
Adjusted EBITDA	$41.4	$(13.3)	$1.7	$(8.0)	$1.8	$23.6

Infrastructure: Net income from our Infrastructure segment for the six months ended June 30, 2023 decreased $3.9 million to $9.0 million from $12.9 million for the six months ended June 30, 2022. Adjusted EBITDA from our Infrastructure segment for the six months ended June 30, 2023 decreased $1.6 million to $39.8 million from $41.4 million for the six months ended June 30, 2022. The decrease in Adjusted EBITDA was primarily driven by lower contributions from Banker Steel and DBMG's industrial maintenance and repair businesses due to the timing of projects, as well as an increase in SG&A. While the commercial structural steel fabrication and erection business experienced customer and general contractor driven delays in the current period that impacted its revenue, the decrease in Adjusted EBITDA was partially offset by a margin improvement as projects completed in the comparable period, which had lower margins due to market pressure on point-of-sale project margins during the COVID-19 pandemic, were replaced with more recent projects with higher point-of-sale margins in the current period.

Life Sciences: Net loss from our Life Sciences segment for the six months ended June 30, 2023 decreased $3.7 million to $5.7 million from $9.4 million for the six months ended June 30, 2022. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2023 decreased $1.6 million to $11.7 million from $13.3 million for the six months ended June 30, 2022. The decrease in Adjusted EBITDA loss was primarily due a decrease in SG&A expenses at R2, driven by a decrease in bonus expense, salaries and benefits, research and development costs and marketing costs. Additionally contributing to the decrease in Adjusted EBITDA loss was lower equity method losses from our investment in MediBeacon. Pansend's carrying amount of its investment in MediBeacon remained at zero during the second quarter, which resulted in fewer losses to be recognized than the comparable period. The decrease was partially offset by higher equity method losses from our investment in Triple Ring driven by a gain on debt extinguishment recognized in the comparable period.

Spectrum: Net loss from our Spectrum segment for the six months ended June 30, 2023 increased $1.2 million to $10.3 million from $9.1 million for the six months ended June 30, 2022. Adjusted EBITDA from our Spectrum segment for the six months ended June 30, 2023 decreased $0.5 million to $1.2 million from $1.7 million for the six months ended June 30, 2022. The decrease in Adjusted EBITDA was primarily driven by the increase in salaries and benefits at station group, which was partially offset by the elimination of Network's EBITDA losses in the comparable period as a result of the termination of Network, and an increase in station revenues, which added new markets and networks with its customers in the current.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the six months ended June 30, 2023 decreased $0.7 million to $20.1 million from $20.8 million for the six months ended June 30, 2022. Adjusted EBITDA loss from our Non-operating Corporate segment for the six months ended June 30, 2023 decreased $1.1 million to $6.9 million from $8.0 million for the six months ended June 30, 2022. The decrease in Adjusted EBITDA loss was driven by a decrease in employee costs, unrepeated expenses related to the settlement with the former CEO recorded in the prior period and a decrease in salaries and benefits from a reduced headcount.

Other and Eliminations: Net income from our Other and Eliminations segment for the six months ended June 30, 2023 increased $6.6 million to $8.2 million from $1.6 million for the six months ended June 30, 2022. Adjusted EBITDA loss from our Other segment for the six months ended June 30, 2023 increased $2.8 million to an Adjusted EBITDA loss of $1.0 million from Adjusted EBITDA income of $1.8 million for the six months ended June 30, 2022. The decrease in Adjusted EBITDA for Other and Eliminations was driven by reduced contribution from HMN, which was sold on March 6, 2023 and severance related expense at TIC Holdco, Inc.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Infrastructure	$23.5	$20.9	$2.6	$39.8	$41.4	$(1.6)
Life Sciences	(3.9)	(7.5)	3.6	(11.7)	(13.3)	1.6
Spectrum	0.8	0.4	0.4	1.2	1.7	(0.5)
Non-operating Corporate	(3.4)	(3.4)	—	(6.9)	(8.0)	1.1
Other and Eliminations	(0.5)	1.7	(2.2)	(1.0)	1.8	(2.8)
Adjusted EBITDA	$16.5	$12.1	$4.4	$21.4	$23.6	$(2.2)

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

Infrastructure Segment

As of June 30, 2023, DBMG's backlog was $1,462.2 million, consisting of $1,417.7 million under contracts or purchase orders and $44.5 million under letters of intent or notices to proceed. Approximately $708.4 million, representing 48.4% of DBMG’s backlog as of June 30, 2023, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $15.3 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes, Revolving Credit Agreement, the CGIC 9.0% Unsecured Note, and dividend payments on its Preferred Stock and recurring operational expenses.

On a consolidated basis, as of June 30, 2023, we had $28.8 million of cash and cash equivalents, excluding restricted cash, compared to $80.4 million as of December 31, 2022. On a stand-alone basis, as of June 30, 2023, the Non-operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $9.5 million compared to $9.1 million at December 31, 2022.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, over-the-air ("OTA") broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of June 30, 2023, we had $749.7 million of principal indebtedness on a consolidated basis compared to $725.3 million as of December 31, 2022, an increase of $24.4 million, which was primarily due to the issuance of the $35.1 million CGIC 9.0% Unsecured Note, increased outstanding principal balance at R2 Technologies of $4.9 million, partially offset by a net decrease of $8.6 million in outstanding principal and obligations under finance lease at the Infrastructure segment and $7.0 million repayment of the Non-Operating Corporate SOFR plus 5.75% Line of Credit.

As of June 30, 2023, on a stand-alone basis, our Non-operating Corporate segment indebtedness increased to $429.9 million from $401.8 million as of December 31, 2022, an increase of $28.1 million, driven by the issuance of the $35.1 million CGIC Unsecured 9.0% Note, partially offset by a net repayment under our Revolving Credit Agreement of $7.0 million. As of June 30, 2023, our Non-Operating Corporate segment's stand-alone indebtedness consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, $35.1 million principal amount CGIC 9.0% Unsecured Note and $13.0 million aggregate principal amount drawn on the Revolving Credit Agreement. Our Non-operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes, quarterly interest payments on the Revolving Credit Agreement, and monthly interest payments on the CGIC 9.0% Unsecured Note.

Our Non-Operating Corporate received $10.7 million in tax sharing from its Infrastructure segment for the three months ended June 30, 2023.

We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

We have financed our growth and operations to date, and expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, finance lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries. In the future, we may also choose to sell assets or certain investments to generate cash.

On March 15, 2023, DBMGi received a redemption notice from CGIC, the holder of the Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBMGi (the “DBMGi Preferred Stock”) requesting that DBMGi redeem 41,820.25 shares of DBMGi Preferred Stock, representing all of the issued and outstanding shares of DBMGi Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby the Company agreed to purchase the 41,820.25 shares of DBMGi Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Preferred Stock as well as an accrued dividend of $0.4 million, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the promissory note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, and is subject to and qualified in its entirety by reference to the full text of the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, which were filed with our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023, as Exhibits 10.5 and 10.6, respectively, and are incorporated herein by reference. Additionally, on May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million.

On August 8, 2023, Lancer Capital, LLC (“Lancer”), a related party and an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors and a beneficial owner of the Company, provided a letter of support for up to $35.0 million to the Company expressing Lancer’s continued support for the Company and Lancer’s intent to facilitate the provision of additional funding as reasonably requested by the Board through August 11, 2024. Management believes that with the available cash on hand, available borrowings under the senior credit facility, distributions from the Company’s subsidiaries and the letter of support from Lancer, the Company will be able to meet its obligations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Infrastructure	$4.0	$3.7	$7.0	$6.6
Life Sciences	0.2	—	0.3	0.1
Spectrum	0.3	0.5	0.6	2.1
Non-operating Corporate	—	—	0.3	—
Total	$4.5	$4.2	$8.2	$8.8

Indebtedness

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the 2021 Senior Secured Notes and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1 and August 1 of each year. For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in our 2022 Annual Report, which is incorporated herein by reference.

2026 Convertible Notes

As of June 30, 2023, we had $51.8 million 2026 Convertible Notes outstanding. The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1 and August 1 of each year. For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in our 2022 Annual Report, which is incorporated herein by reference.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("Revolving Credit Agreement"). The Revolving Credit Agreements has a maximum commitment of $20.0 million, of which $5.0 million had been drawn as of June 30, 2023. The Revolving Credit Agreement has a maturity date of February 23, 2024 and accrues interest at a rate of 5.75% per year, which is paid quarterly. On April 25, 2023, the Company extended the maturity date of its Revolving Credit Agreement to March 16, 2025, changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. On May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $13.0 million. Subsequent to quarter end, on July 31, 2023, INNOVATE drew an additional $7.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $20.0 million. For additional information on the terms and conditions of the Revolving Credit Facility, including guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in our 2022 Annual Report, which is incorporated herein by reference.

CGIC Unsecured Note

On May 9, 2023, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The promissory note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to Footnote 15. Preferred Stock and Equity and 13. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Infrastructure

As of June 30, 2023, our Infrastructure segment had an aggregate principal amount of outstanding debt of $234.4 million. On August 2, 2022, DBMG negotiated and finalized an amendment to its UMB Revolving Line which included a retrospective change to the terms of the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things. Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

During June to December 2022, R2 Technologies entered in various notes totaling $10.8 million with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Director. On February 15, 2023 and February 28, 2023, R2 Technologies closed on an additional 18% $0.5 million note and an additional 18% $0.4 million note with Lancer, respectively. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest. The interest rate on the new note increased from 18% to 20%, and the new maturity date has been extended to the earlier of June 30, 2023 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. As a part of the exchange agreement with Lancer on March 31, 2023, the interest was capitalized into the new principal balance. Future interest will be payable upon maturity of the note.

During the second quarter of 2023, R2 Technologies closed on an aggregate additional $2.7 million in 20% notes with Lancer, increasing the outstanding principal balance to $15.7 million. Subsequent to quarter end, in July 2023, Lancer loaned an additional aggregate $1.1 million to R2 with 20% notes, increasing the total outstanding note principal to $16.8 million. In addition, in July 2023, R2 entered into an amendment with Lancer to extended the maturity date of all prior existing notes to the earlier of August 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

As of June 30, 2023, our Life Sciences segment has aggregate principal outstanding debt of $15.7 million.

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

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes, HC2 Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants have a five-year term and are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Non-controlling interest of $3.1 million.

As of June 30, 2023, our Spectrum segment has aggregate principal outstanding debt of $69.7 million.

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, due May 31, 2024 to August 15, 2024.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash pay Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors for the next six months. As of June 30, 2023, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of June 30, 2023, the Company was in compliance with this covenant.

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

As of June 30, 2023, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities and the amount of the respective changes between the years (in millions):

	June 30		Increase / (Decrease)
	2023	2022
Cash used in operating activities	(60.8)	(42.7)	(18.1)
Cash provided by (used in) investing activities	46.7	(11.5)	58.2
Cash (used in) provided by financing activities	(37.3)	34.8	(72.1)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(1.4)	0.8
Net decrease in cash and cash equivalents, including restricted cash	$(52.0)	$(20.8)	$(31.2)

Operating Activities

Cash used in operating activities was $60.8 million for the six months ended June 30, 2023, as compared to $42.7 million for the six months ended June 30, 2022, an increase in cash used of $18.1 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and operating margins, but can also be affected by working capital needs associated with the services we provide. For the six months ended June 30, 2023, the increase in cash used in operating activities was primarily due to an increase in net loss after non-cash adjustments and increases in cash outflows from working capital changes primarily at our Infrastructure segment, as well as a foreign tax payment of $4.4 million at our Other segment related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. This was partially offset by an improvement in working capital at our Non-operating Corporate segment, driven by a decrease in SG&A expenses.

Investing Activities

Cash provided by investing activities was $46.7 million for the six months ended June 30, 2023 as compared to cash used in investing activities of $11.5 million for the six months ended June 30, 2022, an improvement of $58.2 million. The improvement in cash provided by investing activities was primarily driven by the $54.2 million of gross cash proceeds received from the sale of New Saxon's 19% investment in HMN on March 6, 2023. Capital expenditures, net of disposals for the six months ended June 30, 2023 were $7.9 million, as compared to $7.0 million for six months ended June 30, 2022, a net increase in cash used in PP&E activity of $0.9 million, largely from an unrepeated asset sale at Infrastructure in the comparable period in 2022, partially offset by a decrease in capital expenditures at our Spectrum segment which had station buildouts in the comparable period. Additionally, the six months ended June 30, 2022 had included a $4.5 million loan to MediBeacon in the first quarter of 2022.

Financing Activities

Cash used in financing activities was $37.3 million for the six months ended June 30, 2023 as compared to cash provided by financing activities of $34.8 million for the six months ended June 30, 2022, an increase in cash used of $72.1 million. The increase in cash used in financing activities was primarily driven by a decrease in net proceeds of $59.2 million from our credit facilities, primarily from a decrease in proceeds drawn on Infrastructure's UMB Revolving Line and a net $7.0 million repayment of the Non-operating Corporate Line of Credit. In addition, we made $15.9 million in distributions to non-controlling interests and redeemable non-controlling interests related to the sale of New Saxon's 19% investment in HMN on March 6, 2023 and also made a $7.1 million payment in connection with the repurchase the DBMGi Series A Preferred Stock. This was partially offset by proceeds from new debt issued at R2 Technologies in the current period and a decrease in principal payments on other debt obligations.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2023 debt balance, DBMG anticipates that its interest payments will be approximately $3.2 million for each remaining quarter of 2023.

Off- Balance Sheet Arrangements

We may enter into certain off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet transactions may include, but are not limited to: leases that have not yet commenced, short-term leases, liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety, performance or payment bonds entered into in the normal course of business, and liabilities associated with multi-employer pension plans. Refer to Note 9. Leases, Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on leases and letters of credit and performance and/or payment bonds, respectively.

New Accounting Pronouncements

For information on new accounting pronouncements refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended June 30, 2023. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties of the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

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

INNOVATE Corp. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•the recent passing of our Chief Executive Officer, President and Director and the successful transition of his management responsibilities;
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
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries, or businesses, including the shut-down of our Network business by our Spectrum segment, that we may make in the future and the effect of any such dispositions or sales on our results of operations;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Loss of our key management or other personnel, including the recent unexpected passing of our Chief Executive Officer, President and Director, could adversely impact our business.

We believe that the future success of INNOVATE and its operating subsidiaries is largely dependent and will depend to a significant extent upon the performance, skills, experience and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected.

On July 23, 2023, we announced the unexpected passing of Wayne Barr, our President, Chief Executive Officer and Director. Mr. Barr had served as a director of INNOVATE since January 2014 and as CEO since November 2020. Following Mr. Barr’s death, on July 25, 2023, Paul K. Voigt was named Interim Chief Executive Officer of the Company. Mr. Voigt has served as Senior Managing Director of Investments at Lancer Capital since 2019. From 2014 to 2018, Mr. Voigt served as Senior Managing Director of Investments of the Company and was involved with sourcing deals and capital raising for the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the six months ended June 30, 2023, we withheld 59,732 shares at an average price per share of $2.94 as payment of withholding taxes in connection with the vesting of employee equity awards. There were no shares withheld for taxes during the three months ended June 30, 2023.

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

10.1
Stock Purchase Agreement dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023)

10.2
Subordinated Unsecured Promissory Note dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023)

10.3	Senior Secured Promissory Note dated as of May 12, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.4	Senior Secured Promissory Note dated as of May 31, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.5	Senior Secured Promissory Note dated as of June 14, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.6	Amendment of Senior Secured Promissory Notes dated as of June 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.7	Senior Secured Promissory Note dated as of June 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.8	Senior Secured Promissory Note and amendment dated as of July 14, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.9	Amendment of Senior Secured Promissory Notes dated as of July 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.10	Senior Secured Promissory Note dated as of July 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.11
Eighth Omnibus Amendment to Secured Notes, dated as of August 8, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (filed herewith)

10.12	Financial Support Commitment from Lancer Capital LLC dated August 11, 2023 (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 9, 2023