Form 10-Q
period 2023-09-30
INNOVATE Corp.
filed 2023-11-09
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of November 6, 2023, 79,234,991 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I: FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$375.3	$423.0	$1,062.0	$1,228.0
Cost of revenue	316.6	364.6	907.1	1,069.5
Gross profit	58.7	58.4	154.9	158.5
Operating expenses:
Selling, general and administrative	43.8	45.6	126.6	130.3
Depreciation and amortization	4.0	6.8	15.9	20.6
Other operating loss (income)	0.2	(0.6)	(0.1)	0.7
Income from operations	10.7	6.6	12.5	6.9
Other (expense) income:
Interest expense	(17.1)	(13.3)	(49.0)	(38.4)
Loss from equity investees	(1.5)	(1.1)	(5.8)	(2.1)
Other income (expense), net	0.4	(0.9)	17.2	0.5
Loss from operations before income taxes	(7.5)	(8.7)	(25.1)	(33.1)
Income tax (expense) benefit	(1.1)	2.0	(3.2)	(1.6)
Net loss	(8.6)	(6.7)	(28.3)	(34.7)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.6	1.3	2.4	4.5
Net loss attributable to INNOVATE Corp.	(7.0)	(5.4)	(25.9)	(30.2)
Less: Preferred dividends	0.3	1.2	2.1	3.6
Net loss attributable to common stockholders	$(7.3)	$(6.6)	$(28.0)	$(33.8)

Loss per share - basic and diluted	$(0.09)	$(0.09)	$(0.36)	$(0.44)

Weighted average common shares outstanding - basic and diluted	78.4	77.6	78.0	77.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8.6)	$(6.7)	$(28.3)	$(34.7)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(0.8)	(2.0)	(1.9)	(3.8)
Disposition of equity method investment, net of tax	—	—	(9.1)	—
Other comprehensive loss	$(0.8)	$(2.0)	$(11.0)	$(3.8)
Comprehensive loss	(9.4)	(8.7)	(39.3)	(38.5)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	1.6	1.5	5.1	4.8
Comprehensive loss attributable to INNOVATE Corp.	$(7.8)	$(7.2)	$(34.2)	$(33.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	September 30, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$55.7	$80.4
Accounts receivable, net	290.8	254.9
Contract assets	171.0	165.1
Inventory	18.6	18.9
Restricted cash	—	0.3
Other current assets	16.4	16.8
Total current assets	552.5	536.4
Investments	7.0	59.5
Deferred tax asset	1.6	1.7
Property, plant and equipment, net	160.2	165.0
Goodwill	126.8	127.1
Intangibles, net	180.8	190.1
Other assets	67.2	71.9
Total assets	$1,096.1	$1,151.7
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$149.2	$202.5
Accrued liabilities	66.4	65.4
Current portion of debt obligations	162.8	30.6
Contract liabilities	162.2	98.6
Other current liabilities	17.1	20.1
Total current liabilities	557.7	417.2
Deferred tax liability	3.7	9.1
Debt obligations	586.8	683.8
Other liabilities	74.8	71.2
Total liabilities	1,223.0	1,181.3
Commitments and contingencies
Temporary equity
Preferred stock Series A-3 and Series A-4, $0.001 par value	16.7	17.6
Shares authorized: 20,000,000 as of both September 30, 2023 and December 31, 2022
Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4 as of both September 30, 2023 and December 31, 2022
Redeemable non-controlling interest	(8.4)	43.4
Total temporary equity	8.3	61.0
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 as of both September 30, 2023 and December 31, 2022
Shares issued: 80,722,983 and 80,216,028 as of September 30, 2023 and December 31, 2022, respectively
Shares outstanding: 79,234,991 and 78,787,768 as of September 30, 2023 and December 31, 2022, respectively
Additional paid-in capital	327.8	330.1
Treasury stock, at cost: 1,487,992 and 1,428,260 shares as of September 30, 2023 and December 31, 2022, respectively	(5.4)	(5.3)
Accumulated deficit	(478.0)	(452.1)
Accumulated other comprehensive (loss) income	(2.4)	5.9
Total INNOVATE Corp. stockholders’ deficit	(157.9)	(121.3)
Non-controlling interest	22.7	30.7
Total stockholders’ deficit	(135.2)	(90.6)
Total liabilities, temporary equity and stockholders’ deficit	$1,096.1	$1,151.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) (a)	Total INNOVATE Stockholders'(Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of June 30, 2023	79.2	$0.1	$327.0	$(5.4)	$(471.0)	$(1.6)	$(150.9)	$22.8	$(128.1)	$10.1
Share-based compensation	—	—	0.8	—	—	—	0.8	—	0.8	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(0.3)
Transactions with non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)	0.1
Net loss	—	—	—	—	(7.0)	—	(7.0)	(0.1)	(7.1)	(1.5)
Other comprehensive (loss) income	—	—	—	—	—	(0.8)	(0.8)	0.1	(0.7)	(0.1)
Balance as of September 30, 2023	79.2	$0.1	$327.8	$(5.4)	$(478.0)	$(2.4)	$(157.9)	$22.7	$(135.2)	$8.3

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares	Amount
Balance as of December 31, 2022	78.8	$0.1	$330.1	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)	$61.0
Share-based compensation	—	—	2.0	—	—	—	2.0	—	2.0	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Preferred stock dividends	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)	(0.9)
Issuance of common stock	0.5	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10.7)	(10.7)	(5.2)
Transactions with non-controlling interests	—	—	(3.0)	—	—	—	(3.0)	3.0	—	—
DBMGi preferred stock liability repurchase	—	—	—	—	—	—	—	—	—	(41.8)
Net (loss) income	—	—	—	—	(25.9)	—	(25.9)	2.0	(23.9)	(4.4)
Other comprehensive loss	—	—	—	—	—	(8.3)	(8.3)	(2.3)	(10.6)	(0.4)
Balance as of September 30, 2023	79.2	$0.1	$327.8	$(5.4)	$(478.0)	$(2.4)	$(157.9)	$22.7	$(135.2)	$8.3

(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled a loss of $3.6 million as of September 30, 2023.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of June 30, 2022	78.4	$0.1	$330.7	$(5.2)	$(441.0)	$4.7	$(110.7)	$26.6	$(84.1)	$65.0
Share based compensation expense	—	—	0.4	—	—	—	0.4	—	0.4	—
Preferred stock dividends	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	(0.3)
Transactions with non-controlling interests	—	—	—	—	—	—	—	(0.2)	(0.2)	0.1
Net (loss) income	—	—	—	—	(5.4)	—	(5.4)	0.6	(4.8)	(1.9)
Other comprehensive loss	—	—	—	—	—	(1.8)	(1.8)	(0.1)	(1.9)	—
Balance as of September 30, 2022	78.4	$0.1	$330.2	$(5.2)	$(446.4)	$2.9	$(118.4)	$26.9	$(91.5)	$62.9

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non- controlling Interest	Total Stockholders’ (Deficit) Equity	Temporary Equity

	Shares	Amount
Balance as of December 31, 2021	77.8	$0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	1.7	—	—	—	1.7	—	1.7	—
Fair value adjustment to redeemable non-controlling interest	—	—	0.1	—	—	—	0.1	—	0.1	(0.1)
Preferred stock dividend	—	—	(1.7)	—	—	—	(1.7)	(1.3)	(3.0)	(0.9)
Issuance of common stock	0.6	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Transactions with non-controlling interests	—	—	0.1	—	—	—	0.1	(0.4)	(0.3)	0.2
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net (loss) income	—	—	—	—	(30.2)	—	(30.2)	0.8	(29.4)	(5.3)
Other comprehensive loss	—	—	—	—	—	(3.5)	(3.5)	(0.3)	(3.8)	—
Balance as of September 30, 2022	78.4	$0.1	$330.2	$(5.2)	$(446.4)	$2.9	$(118.4)	$26.9	$(91.5)	$62.9

(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled income of $1.7 million as of September 30, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(28.3)	$(34.7)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation expense	2.0	1.7
Depreciation and amortization (including amounts in cost of revenue)	27.7	31.8
Amortization of deferred financing costs and debt discount	4.8	3.2
Loss from equity investees	5.8	2.1
Gain on sale and step-up of equity method investments	(16.0)	—
Asset impairment expense	0.6	2.0
Deferred income taxes	(5.3)	1.2
Other operating activities, net	1.3	(2.7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(37.4)	(77.0)
Contract assets	(5.9)	(37.4)
Other current assets	(2.5)	(1.1)
Inventory	0.3	(3.7)
Other assets	8.5	10.2
Accounts payable	(52.8)	31.5
Accrued liabilities	10.4	(5.6)
Contract liabilities	63.6	16.3
Other current liabilities	(8.7)	(4.9)
Other liabilities	(2.8)	(5.1)
Cash used in operating activities	(34.7)	(72.2)
Cash flows from investing activities
Purchase of property, plant and equipment	(13.9)	(16.3)
Proceeds from disposal of property, plant and equipment	1.5	1.9
Loans to equity method investee	(1.0)	(4.5)
Proceeds from the sale of equity method investment	54.2	—
Other investing activities	0.4	0.6
Cash provided by (used in) investing activities	41.2	(18.3)
Cash flows from financing activities
Proceeds from line of credit	87.0	176.8
Payments on line of credit	(77.0)	(85.1)
Proceeds from other debt obligations, net of deferred financing costs	5.3	9.9
Principal payments on other debt obligations	(20.8)	(23.7)
Purchase of preferred stock	(7.0)	—
Payments to non-controlling interests and redeemable non-controlling interests related to sale of equity method investment	(15.9)	—
Dividend payments	(1.8)	(3.9)
Other financing activities	(0.4)	(0.8)
Cash (used in) provided by financing activities	(30.6)	73.2
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(2.5)
Net decrease in cash and cash equivalents, including restricted cash	(25.1)	(19.8)
Cash, cash equivalents and restricted cash, beginning of period	82.2	47.5
Cash, cash equivalents and restricted cash, end of period	$57.1	$27.7

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

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is TIC Holdco, Inc. ("TIC"), which is developing a multi-purpose cultural and performing arts space in Palm Beach, Florida, the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains an approximately 73% controlling interest. GMH's results include its subsidiary's prior 19% equity method investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), until it was sold on March 6, 2023. Refer to Note 6. Investments for additional information.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

These interim financial statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 14, 2023. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2023.

Subsequent to quarter end, on November 7, 2023, Lancer Capital, LLC (“Lancer”), a related party and an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors and a beneficial owner of the Company, provided a letter of support for up to $35.0 million to the Company expressing Lancer’s continued support for the Company and Lancer’s intent to facilitate the provision of additional funding as reasonably requested by the Board through November 30, 2024 or the date on which the Company closes any sale or series of sales of debt or equity security raised of the Company, as defined in the letter, resulting in aggregate net proceeds to the Company of greater than or equal to $35.0 million. Management believes that with the available cash on hand, available borrowings under the senior credit facility, distributions from the Company’s subsidiaries and the letter of support from Lancer, the Company will be able to meet its obligations for at least the next twelve months from the issuance of these Condensed Consolidated Financial Statements.

The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that the Company is not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Accounting Pronouncements Issued But Pending Adoption

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) to improve the guidance for applying Topic 842, Leases, to related party arrangements between entities under common control. ASU 2023-01 improves current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The provisions of this ASU that apply to public companies include a requirement for entities to amortize leasehold improvements associated with common control leases over the useful life of the common control group. ASU 2023-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating this ASU but does not expect ASU 2023-01 to have a material effect on the Company’s consolidated financial statements.

On October 9, 2023, the FASB issued ASU 2023-06 Disclosure Improvements:Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"), which modifies certain disclosure and presentation requirements of a variety of Topics in the Codification and is intended to both clarify or improve such requirements and align the requirements with the SEC's regulations. The Company is in the process of evaluating the amendments provided in the Update and believes certain of the disclosure improvements may be applicable to the Company's interim or annual disclosures, for example, disclosures related to: earnings-per-share computation for dilutive securities, preferred stock, amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on short-term borrowings. The effective date for each amendment is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company will apply the provisions prospectively as such provisions become effective, and does not expect ASU 2023-06 to have a material impact on the consolidated financial statements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 21. Subsequent Events for reference to any subsequent events.

3. Revenue and Contracts in Process

Revenue from contracts with customers consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Infrastructure	$369.3	$412.7	$1,043.4	$1,197.0
Life Sciences	0.6	1.2	1.8	3.0
Spectrum	5.4	9.1	16.8	28.0
Total revenue	$375.3	$423.0	$1,062.0	$1,228.0

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	September 30, 2023	December 31, 2022

Accounts receivables with customers
Infrastructure	$280.8	$244.5
Life Sciences	0.4	0.8
Spectrum	1.8	5.1
Total accounts receivables with customers	$283.0	$250.4

As of January 1, 2022, total accounts receivable with customers were $236.5 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial	$100.6	$187.3	$311.4	$643.9
Industrial	115.9	96.3	322.7	270.5
Transportation	75.5	15.0	176.7	32.9
Healthcare	38.3	36.0	114.4	93.3
Convention	35.5	55.5	97.0	97.2
Leisure	0.9	7.9	5.5	17.7
Government	1.6	10.9	8.2	27.4
Other	1.0	3.7	7.0	13.7
Total revenue from contracts with customers	369.3	412.6	1,042.9	1,196.6
Other revenue	—	0.1	0.5	0.4
Total Infrastructure segment revenue	$369.3	$412.7	$1,043.4	$1,197.0

Contract assets and contract liabilities and recognized earnings consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Costs incurred on contracts in progress	$2,890.6	$2,503.3
Estimated earnings	492.8	378.9
Contract revenue earned on uncompleted contracts	3,383.4	2,882.2
Less: progress billings	3,374.6	2,815.7
	$8.8	$66.5

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$171.0	$165.1
Contract liabilities	(162.2)	(98.6)
	$8.8	$66.5

	September 30, 2023	December 31, 2022

Cost in excess of billings	$111.8	$90.7
Conditional retainage	59.2	74.4
Contract assets	$171.0	$165.1

Billings in excess of costs	$(226.5)	$(152.0)
Conditional retainage	64.3	53.4
Contract liabilities	$(162.2)	$(98.6)

As of January 1, 2022, contract assets were $118.6 million and contract liabilities were $79.1 million.

The change in contract assets from December 31, 2022 to September 30, 2023 is a result of the recording of $200.9 million of contract assets driven by new commercial projects, offset by $195.0 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities is a result of periodic contract liabilities of $154.8 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $91.2 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of September 30, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Healthcare	$202.2	$271.9	$474.1
Industrial	265.5	12.5	278.0
Transportation	235.5	58.9	294.4
Commercial	171.9	3.1	175.0
Convention	23.8	—	23.8
Other	2.7	—	2.7
Government	5.2	0.8	6.0
Leisure	3.3	—	3.3
Remaining unsatisfied performance obligations	$910.1	$347.2	$1,257.3

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 3.25 years.

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Systems and consumables revenue	$0.6	$1.2	$1.8	$3.0
Total Life Sciences segment revenue	$0.6	$1.2	$1.8	$3.0

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Broadcast station	$5.4	$4.7	$16.2	$14.2
Network advertising	—	3.4	—	10.7
Network distribution	—	0.8	—	2.2
Other	—	0.2	0.6	0.9
Total Spectrum segment revenue	$5.4	$9.1	$16.8	$28.0

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of September 30, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of $11.9 million of broadcast station revenues of which $5.1 million is expected to be recognized within one year and $6.8 million is expected to be recognized within the next 4 years.

On December 31, 2022, Broadcasting shut-down the operations and broadcasting of the Azteca America network and, had terminated both the PLA and BSA with TV Azteca. HC2 Network did not qualify for discontinued operations presentation as HC2 Network was not significant to the Company, did not represent a strategic shift and will not have a major effect on the Company's operations and financial results. As a result of the cessation of the Azteca operations, the Company no longer has any unsatisfied performance obligations related to network advertising or network distribution.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Contracts in progress	$280.8	$244.8
Unbilled retentions	—	0.2
Trade receivables	2.6	5.9
Other receivables	7.8	4.5
Allowance for expected credit losses (1)(2)	(0.4)	(0.5)
Total	$290.8	$254.9
(1) Allowance for doubtful accounts as of December 31, 2022, prior to the adoption of ASU 2016-13.
(2) There was no change to the allowance for expected credit losses as a result of the adoption of ASU 2016-13 on January 1, 2023.

For the three and nine months ended September 30, 2023, the Company recognized a net provision for expected credit losses of $2.4 million and $2.3 million, respectively. For the three and nine months ended September 30, 2022, the Company recognized provisions for doubtful accounts of zero and $0.5 million, respectively. Direct write-downs of accounts receivable charged against the allowance totaled $2.2 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

5. Inventory

Inventory consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Raw materials and consumables	$17.0	$15.7
Work in process	0.8	1.2
Finished goods	0.8	2.0
Total inventory	$18.6	$18.9

6. Investments

The carrying values of the Company's investments were as follows (in millions):

	September 30, 2023
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$2.4	$—	$2.4
Preferred stock and fixed maturities	—	—	4.6	4.6
Total	$—	$2.4	$4.6	$7.0

	December 31, 2022
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$3.0	$—	$3.0
Preferred stock and fixed maturities	—	—	4.6	4.6
Put option	11.3	—	—	11.3
Investment in securities	—	40.6	—	40.6
Total	$11.3	$43.6	$4.6	$59.5
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

Equity Method Investments

The Company's equity method investments as of September 30, 2023 are comprised of investments in MediBeacon and Triple Ring, and, as of December 31, 2022, were comprised of investments in MediBeacon, Triple Ring and HMN.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The Company's share of net losses from its equity method investments totaled $1.5 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company's share of net losses from its equity method investments totaled $5.8 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company accounts for its Triple Ring equity method investment results on a one-month lag basis.

MediBeacon

Pansend accounts for MediBeacon's preferred stock as an equity method investment, inclusive of any fixed maturity securities (notes) issued by Pansend to MediBeacon. On March 15, 2022, Pansend issued MediBeacon a $4.5 million 8.0% convertible note due March 2025, increasing the total outstanding principal to $5.0 million. On August 31, 2023 and September 13, 2023, Pansend issued $0.5 million and $0.5 million, respectively, of 12% convertible notes due September 2026 to MediBeacon, increasing the total outstanding principal to $6.0 million.

On February 23, 2023, pursuant to its amended commercial partnership with Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, MediBeacon issued $7.5 million of its preferred stock to Huadong in exchange for additional shares of preferred stock, which decreased Pansend's ownership in MediBeacon from approximately 47% as of December 31, 2022 to approximately 46% subsequent to the transaction. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income (expense), net in the Condensed Consolidated Statements of Operations, which increased Pansend's basis in MediBeacon. Concurrently, Pansend recognized equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. During the month of September 2023, as a result of the additional $1.0 million in 12% convertible notes issued to MediBeacon, Pansend recognized an additional $1.0 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Cumulative unrecognized equity method losses relating to MediBeacon were $7.5 million as of September 30, 2023.

As of September 30, 2023, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $6.0 million in convertible notes.

For both the three months ended September 30, 2023 and 2022, Pansend earned $0.1 million of interest income from the convertible notes with MediBeacon, and for the nine months ended September 30, 2023 and 2022, Pansend earned $0.3 million and $0.2 million, respectively, of interest income.
Subsequent to quarter end, on October 25, 2023, Pansend issued an additional $0.8 million 12% convertible note to MediBeacon which is due October 24, 2026.

HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. Refer to Note 12. Income Taxes for additional information. As of September 30, 2023, $15.9 million had been paid to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which is reflected in Other income (expense), net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.

The following tables provide combined summarized unaudited financial information for the Company's equity method investments(1) (in millions):

	September 30, 2023	December 31, 2022

Assets	$62.8	$786.4
Liabilities	110.1	670.2
Equity	$(47.3)	$116.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$6.5	$149.8	$53.3	$359.1
Gross profit	$2.7	$23.1	$17.8	$68.0
Operating (loss) income	$(5.9)	$2.5	$(18.0)	$7.9
Net (loss) income	$(5.9)	$0.1	$(19.5)	$6.9
(1) Excludes the Assets and Liabilities of HMN as of September 30, 2023, and only includes the results of operations of HMN until the date of sale, March 6, 2023.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Equipment, furniture and fixtures, and software	$205.8	$196.0
Building and leasehold improvements	45.4	44.8
Land	25.9	26.1
Construction in progress	10.8	8.4
Plant and transportation equipment	8.1	8.2
	$296.0	$283.5
Less: Accumulated depreciation	135.8	118.5
Total	$160.2	$165.0

Depreciation expense was $6.1 million and $6.6 million for the three months ended September 30, 2023 and 2022, respectively. These amounts included $3.8 million and $3.9 million of depreciation expense recognized within cost of revenue for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense was $18.5 million and $19.3 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts included $11.8 million and $11.2 million of depreciation expense recognized within cost of revenue for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the net book value of equipment under finance leases included in PP&E was $2.4 million and $2.1 million, respectively. As of September 30, 2023 and December 31, 2022, the gross value of capitalized internal-use software included in PP&E was $38.6 million and $35.6 million, respectively, and the net book value was $6.3 million and $5.6 million, respectively.

During the three and nine months ended September 30, 2023, the Spectrum segment recorded $0.5 million in asset impairment charges relating to certain redundant equipment and associated capitalized costs, which is reflected within Other operating loss (income) in the Condensed Consolidated Statement of Operations.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2022	$105.7	$21.4	$127.1
Translation adjustment	(0.3)	—	(0.3)
Balance as of September 30, 2023	$105.4	$21.4	$126.8

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	September 30, 2023	December 31, 2022

FCC licenses	$106.3	$106.3
Total	$106.3	$106.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	14 years	$25.4	$(9.2)	$16.2	$25.4	$(8.0)	$17.4
Customer relationships and contracts	11 years	87.5	(42.8)	44.7	87.6	(35.4)	52.2
Channel sharing arrangements	35 years	12.6	(1.7)	10.9	12.6	(1.4)	11.2
Other	12 years	3.9	(1.2)	2.7	4.1	(1.1)	3.0
Total		$129.4	$(54.9)	$74.5	$129.7	$(45.9)	$83.8

For the nine months ended September 30, 2022, the Company recorded impairment charges to definite lived intangible assets of $1.5 million, which are reflected in Other operating loss (income) in the unaudited Condensed Consolidated Statements of Operations. The impairment charges related to the impairment of the HC2 Network Program License Agreement ("PLA") due to a decline in performance.

Amortization expense for definite lived intangible assets was $1.7 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statement of Operations. Amortization expense for definite lived intangible assets was $9.2 million and $12.5 million for the nine months ended September 30, 2023 and 2022, respectively, and was included in Depreciation and amortization in our Condensed Consolidated Statements of Operations.

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

	September 30, 2023	December 31, 2022

Right-of-use assets:
Operating lease (Other assets)	$60.5	$65.8
Finance lease (Property, plant and equipment, net)	2.4	2.1
Total right-of-use assets	$62.9	$67.9

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$13.9	$17.1
Non-current portion of operating lease (Other liabilities)	51.2	53.8
Finance lease (Debt obligations)	2.5	2.1
Total lease liabilities	$67.6	$73.0

The tables below present financial information associated with the Company's leases. The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2023 and 2045.

The following table summarizes the components of lease expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.3	$0.2
Interest on lease liabilities	—	—	0.1	—
Net finance lease cost	0.1	0.1	0.4	0.2
Operating lease cost	5.7	5.8	17.3	17.6
Variable lease cost	0.2	0.1	0.5	0.4
Sublease income	(0.1)	(0.1)	(0.5)	(0.5)
Total lease cost	$5.9	$5.9	$17.7	$17.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Cash flow information related to leases is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$—	$—	$0.1	$—
Financing cash flows from finance leases	$0.1	$—	$0.3	$0.1
Operating cash flows from operating leases	$5.8	$5.6	$17.8	$17.6
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	$1.7	$0.6	$2.2
Operating leases	$4.4	$2.8	$8.9	$10.5

The weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	September 30, 2023	December 31, 2022

Weighted-average remaining lease term (years) - operating leases	7.5	7.5
Weighted-average remaining lease term (years) - finance leases	1.7	1.4
Weighted-average discount rate - operating leases	5.6%	5.3%
Weighted-average discount rate - finance leases	6.7%	5.7%

Future minimum lease commitments (undiscounted) as of September 30, 2023, were as follows (in millions):

	Operating Leases	Finance Leases
2023	$4.4	$0.1
2024	16.4	1.8
2025	12.9	0.3
2026	9.4	0.2
2027	7.0	0.2
Thereafter	29.5	—
Total future minimum lease payments	79.6	2.6
Less: amounts representing interest	(14.5)	(0.1)
Total lease liability balance	$65.1	$2.5

In November 2021, INNOVATE Corp. entered into a ten-year lease agreement for a special purpose space in Palm Beach, Florida. In February 2023, the lease agreement was amended to extend the term of the lease to 15 years. The lease has not yet commenced, but will require future monthly lease payments of approximately $0.2 million over the entire lease term and yearly common area maintenance charges of $0.6 million, both of which are subject to 3% annual upward adjustments, with total square footage of 25,184, as amended. The lease also provides for the Company to receive an allowance from the landlord of $4.4 million, as amended in February 2023, to be used toward costs to design, engineer, install, supply and construct improvements (the "Construction Allowance"), payable at the end of the construction period, of which $1.1 million and $0.8 million is included in prepaid rent in Other assets as of September 30, 2023 and December 31, 2022, respectively. The future lease payments and remaining unexpended amounts under the allowance are not yet recorded in our Condensed Consolidated Balance Sheet. Management expects the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

In December 2021, the Company entered into a five-year lease agreement with an option to extend the lease for another five years for office space in West Palm Beach, Florida. The new lease has not commenced yet, but will require future monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment, with total square footage of 15,786. Other than a $0.2 million deposit included in Other assets, the future lease payments are not yet recorded on our Condensed Consolidated Balance Sheets, as the building is still under construction. Management expects the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
10. Other Assets, Accrued Liabilities and Other Liabilities

Other assets, which are reflected in non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Right-of-use assets	$60.5	$65.8
Restricted cash - non-current	1.4	1.5
Other	5.3	4.6
Total other assets	$67.2	$71.9

Accrued liabilities consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Accrued expenses	$24.3	$18.9
Accrued payroll and employee benefits	33.5	30.8
Accrued interest	8.5	15.3
Accrued income taxes	0.1	0.4
Total accrued liabilities	$66.4	$65.4

Other current liabilities consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Lease liability, current	$13.9	$17.1
Other current liabilities	3.2	3.0
Total other current liabilities	$17.1	$20.1

Other liabilities, which are reflected in non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	September 30, 2023	December 31, 2022

Lease liability, net of current portion	$51.2	$53.8
Other	23.6	17.4
Total other liabilities	$74.8	$71.2

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Infrastructure
PRIME minus 0.85% Line of Credit due 2024	$117.7	$107.7
3.25% Term Loan due 2026	93.0	99.5
4.00% Note due 2024	7.5	15.0
8.00% Note due 2024	12.1	18.7
Obligations under finance leases	2.5	2.1
Total Infrastructure	$232.8	$243.0

Spectrum
8.50% Note	$19.3	$19.3
11.45% Notes	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Note due 2023	$17.4	—
18.00% Note due 2023	—	10.8
Total Life Sciences	$17.4	$10.8

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	51.8	51.8
SOFR plus 5.75% Line of Credit	20.0	20.0
CGIC Unsecured Note due 2026	35.1	—
Total Non-Operating Corporate	$436.9	$401.8

Total outstanding principal	$756.8	$725.3
Unamortized issuance discount, issuance premium, and deferred financing costs	(7.2)	(10.9)
Less: current portion of debt obligations	(162.8)	(30.6)
Debt obligations	$586.8	$683.8

As of September 30, 2023, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2023	$0.1	$36.5	$36.6
2024	1.8	186.8	188.6
2025	0.3	148.3	148.6
2026	0.2	504.5	504.7
2027	0.2	—	0.2
Thereafter	—	—	—
Total minimum principal and interest payments	2.6	876.1	878.7
Less: Amount representing interest	(0.1)	(121.8)	(121.9)
Total aggregate finance lease and debt payments	$2.5	$754.3	$756.8

The interest rates on finance leases ranged from approximately 2.0% to 7.8%.

Infrastructure

Infrastructure has a $135.0 million Revolving Line with UMB, which expires on May 31, 2024 and bears interest at a rate of Prime Rate minus 0.85%. Interest is paid monthly. Infrastructure also has a $93.0 million UMB Term Loan, which expires May 31, 2026, and bears interest at a rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly. The UMB Term Loan and UMB Revolving Line associated with the Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant on the UMB Revolving Line, as defined in the agreement.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The $7.5 million note expires March 31, 2024 and bears interest at a rate of 4.00%. Interest is paid quarterly. The $12.1 million note expires May 27, 2024 and bears interest at a rate of 8.00%. Interest is paid quarterly.

Subsequent to quarter end, on November 2, 2023, UMB indicated its intent to extend the maturity date of the Revolving Line from May 31, 2024 to September 30, 2025. As part of the modification, the interest rate spread for the Revolving Line will be increased by 0.35% across all tiers, and the interest rate floor will be increased from 3.0% to 4.25%. No definitive agreements have been signed as of the filing date of this Form 10-Q Quarterly Report. There can be no assurances that the final signed agreements with UMB will close on the aforementioned terms or if at all.

Spectrum

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. The effective interest rates on the notes range from 12.8% to 19.6%. Interest is capitalized and payable upon maturity of the principal. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million, and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Condensed Consolidated Balance Sheet.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes in December 2022, Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants have a five-year term and are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Non-controlling interest of $3.1 million.

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from May 31, 2024 to August 15, 2024. In exchange, Broadcasting incurred an additional exit fee of $1.1 million which was recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Condensed Consolidated Balance Sheet.

Subsequent to quarter end, on November 9, 2023, Broadcasting entered into a Ninth Amendment to its Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from August 15, 2024 to August 15, 2025. In exchange, INNOVATE has agreed to utilize proceeds from the sale of any of its existing operations, as allowable under the Company's current agreements and after all other required payments, for repayment of a portion of Broadcasting's Senior Secured Notes, plus an additional exit fee upon such a repayment of $1.0 million if repayment occurs by November 9, 2024, and $2.0 million if repayment occurs after that date. Upon payment of the exit fee, the lenders also agree to return their equity interests in HC2 Broadcasting Holdings, Inc. and its subsidiary equity interests.

Life Sciences

During 2022, R2 Technologies entered into an aggregate $10.8 million in 18% notes with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors. In February 2023, R2 Technologies closed on an additional aggregate $0.9 million in 18% notes with Lancer. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new 20% note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest which was capitalized into the new principal balance with future interest payable upon maturity of the note. During the second and third quarters of 2023, R2 Technologies closed on an additional $2.7 million and $1.7 million, respectively, in 20% notes with Lancer. As of September 30, 2023, the total outstanding principal amount owed to Lancer was $17.4 million. In addition, during the third quarter of 2023, R2 entered into an amendment with Lancer to extend the maturity date of all prior existing notes to the earlier of November 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

For the three and nine months ended September 30, 2023, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer of $0.8 million and $2.0 million, respectively. For both the three and nine months ended September 30, 2022, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer Capital, LLC of $0.2 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Non-Operating Corporate

2026 Senior Secured Notes

The $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes") was issued in 2021 at 100% of par, with a stated interest rate of 8.50% and an effective interest rate of 9.26%, which reflects $2.7 million of deferred financing fees. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees, was $7.5 million for both the three months ended September 30, 2023 and 2022. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees, was $22.6 million for both the nine months ended September 30, 2023 and 2022.

2026 Convertible Notes

The $51.8 million of 7.50% convertible notes (the "2026 Convertible Notes") was issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes were issued at 100% of par with a stated interest rate of 7.50%. The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes have an effective interest rate of 3.21%, which reflects the initial $12.3 million premium and $1.1 million of deferred financing fees.

Each $1,000 of principal of the 2026 Convertible Notes will initially be convertible into 234.2971 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.27 per share, subject to adjustment upon the occurrence of specified events.

As of September 30, 2023, the 2026 Convertible Notes had a net carrying value of $57.8 million inclusive of an unamortized premium of $6.6 million and unamortized deferred financing costs of $0.6 million. Based on the closing price of our common stock of $1.62 on September 30, 2023, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For both the three months ended September 30, 2023 and 2022, interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium was $0.5 million. For the nine months ended September 30, 2023 and 2022, aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $1.4 million and $1.5 million, respectively.

Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC, which has a maximum commitment of $20.0 million ("Revolving Line of Credit "). The Revolving Line of Credit, has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75% and interest is paid quarterly. On April 25, 2023, the Company extended the maturity date of its Revolving Credit Agreement from February 23, 2024, to March 16, 2025, and also changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes. In March 2023, the Company paid down $15.0 million of the Revolving Credit Agreement, and in May 2023 and July 2023, INNOVATE drew an aggregate additional $15.0 million under the Revolving Credit Agreement, bringing the outstanding balance to $20.0 million as of September 30, 2023.

CGIC Unsecured Note Due 2026

On May 9, 2023, in connection with the redemption of the DBMGi Preferred Stock, the Company issued a subordinated unsecured promissory note to Continental General Insurance Company ("CGIC") in the principal amount of $35.1 million (the "CGIC Unsecured Note"). Refer to Note 15. Temporary Equity and Equity for additional information. The CGIC Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. For the three and nine months ended September 30, 2023, interest expense recognized relating to the contractual interest coupon was $0.8 million and $1.3 million, respectively.

INNOVATE is in compliance with its debt covenants as of September 30, 2023.

12. Income Taxes

The Company used the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its 2023 interim tax provision.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
For the three months ended September 30, 2023, and 2022, income tax was an expense of $1.1 million and a benefit of $2.0 million, respectively. Income tax expense was $3.2 million and $1.6 million for the nine months ended September 30, 2023, and 2022, respectively. The income tax expense relates to tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized. Additionally, the annual ETR calculated for the current period interim tax provision included a $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. The income tax benefit recorded for the three months ended September 30, 2022 and the income tax expense recorded for the nine months ended September 30, 2022 included the net tax savings of $2.9 million from the CGIC consolidation in the 2021 tax return, resulting in a partial release of the valuation allowance.

Net Operating Losses

At December 31, 2022, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $226.3 million. The Company expects that approximately $162.9 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2023 and later periods. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, the Company has $121.2 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $80.6 million from R2, $38.2 million from DTV America, and other entities of $2.4 million.

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

The Company did not have any unrecognized tax benefits as of September 30, 2023, and 2022 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Examinations

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2022 remain open for examination.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Meruelo Television litigation

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On August 8, 2023, Meruelo Television, LLC ("Meruelo" or "Plaintiff") commenced a lawsuit in the Superior Court of the State of California, Los Angeles County, with the filing of a Complaint (the "Original Complaint") naming as defendants HC2 Network, Inc. ("HC2"), Innovate Corp. ("Innovate" and, together with HC2, "Defendants"), and Does 1 through 20, in the matter titled Meruelo Television, LLC v. HC2 Network, Inc., et al. (Cal. Supr. Ct.) Case No. 23ST-cv-18552.

On September 29, 2023, Defendants filed a Notice of Removal, removing the case from California state court to federal court in the U.S. District Court for the Central District of California, where it has been assigned Case No. 2:23-cv-08184-AB-BFM. On October 6, 2023, the Defendants filed a motion to dismiss the Original Complaint.

On October 27, 2023, Plaintiff filed its First Amended Complaint (the "FAC"), rendering both Plaintiff's Original Complaint and Defendants' motion to dismiss the Original Complaint moot. The FAC asserts six (6) causes of action against Defendants: (1) Breach of Contract, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Negligent Misrepresentation, (4) Intentional Misrepresentation, (5) Tortious Interference with Contract, and (6) Tortious Interference with Prospective Economic Relations. Per the Federal Rules of Civil Procedure, Defendants' response to the FAC is due on or before November 10, 2023.

INNOVATE is unable to assess the probability of loss or range of potential loss from this litigation at this time and intends to vigorously defend the litigation.

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of September 30, 2023, DBMG had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $510.5 million. As of December 31, 2022, DBM had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $956.6 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.8 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively. Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.0 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	555,879	$3.79
Granted	1,031,611	$2.41
Vested	(400,395)	$3.77
Forfeited	(45,289)	$3.68
Unvested - December 31, 2022	1,141,806	$2.56
Granted	506,955	$2.57
Vested	(871,153)	$2.16
Unvested - September 30, 2023	777,608	$3.00

The aggregate vesting date fair value of the restricted stock awards which vested during the nine months ended September 30, 2023 and 2022 was $1.7 million and $0.8 million, respectively. As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.4 million and is expected to be recognized over the remaining weighted average period of 1.5 years.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Expired	(1,500)	$4.06
Outstanding and exercisable- December 31, 2022	4,995,150	$5.02
Expired	(280,791)	$3.25
Outstanding and exercisable - September 30, 2023	4,714,359	$5.13

As of September 30, 2023, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 0.8 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately 10 years. As of September 30, 2023, there were no unvested stock options and no unrecognized stock-based compensation expense related to unvested stock options.

15. Temporary Equity and Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2023	December 31, 2022

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Series A-3 and Series A-4 Shares

Issuance and Conversion. On July 1, 2021 (the "Exchange Date") as a part of the sale of Continental Insurance Group ("CIG"), INNOVATE entered into an exchange agreement (the "Exchange Agreement") with Continental General Insurance Company ("CGIC"), also a former subsidiary, which held the remaining shares of the Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Company's former Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 will mature on July 1, 2026. A cash payment of $0.3 million was made as a part of the exchange for accrued and unpaid dividends on the Series A and Series A-2 being exchanged.

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet with a combined redemption value of $16.1 million and with a current fair value of $16.7 million as of September 30, 2023.

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

Subsequent Measurement. The Company elected to account for the Series A-3 and Series A-4 Preferred Stock by immediately recognizing changes in the redemption value as they occur. The carrying values of the Series A-3 and Series A-4 Preferred Stock are adjusted to equal what the redemption amount would be as if the redemption were to occur at the end of the reporting period as if it were also the redemption date for the Series A-3 and Series A-4 Preferred Stock. Any cash dividends paid directly reduce the carrying value of the Series A-3 and Series A-4 Preferred Stock until the carrying value equals the redemption value. The Company has a history of paying dividends on its preferred stock and expects to continue to pay such dividends each quarter.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Redemption by the Holders / Automatic Conversion. On July 1, 2026, holders of the Series A-3 and Series A-4 shall be entitled to cause the Company to redeem the Series A-3 and Series A-4 at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4). Each share of Series A-3 and Series A-4 that is not so redeemed will be automatically converted into shares of the Company's common stock at the Conversion Price then in effect.
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

Voting Rights. Except as required by applicable law, the holders of the shares of the Series A-3 and Series A-4 will be entitled to vote on an as-converted basis with the holders of the Company’s common stock on all matters submitted to a vote of the holders of the Company's common stock with the holders of Series A-3 Preferred Stock and Series A-4 Preferred Stock on certain matters, and separately as a class on certain limited matters.

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

As of September 30, 2023, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Preferred Share Dividends

During the three and nine months ended September 30, 2023 and 2022, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2023
Declaration Date and Holders of Record Date	March 31, 2023	June 30, 2023	September 30, 2023
Payment Date	April 17, 2023	July 14, 2023	October 13, 2023
Total Dividend	$0.3	$0.3	$0.3

2022
Declaration Date and Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022
Total Dividend	$0.3	$0.3	$0.3

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

Dividends. The DBMGi Series A Preferred Stock accrued a cumulative quarterly cash or payment in kind dividend at a rate of (a) for the first five years following the date of issuance, (i) 9.00% per annum if dividends are paid in kind or (ii) 8.25% per annum if dividends are paid in cash and (b) starting on the fifth anniversary of the date of issuance, a rate per annum equal to (i) LIBOR (as defined in the Certificate of Designation) plus a spread of 5.85% (together, the “LIBOR Rate”) per annum, plus 0.75% if dividends are paid in kind or (ii) the LIBOR Rate per annum in the case of dividends paid in cash. Subsequent to the transition away from LIBOR beginning in 2023, the Certificate of Designation allows for a LIBOR Successor Rate, which allows the Company to reasonably determine an alternate benchmark rate (including any mathematical or other adjustments to the benchmarks (if any) incorporated therein) giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks. Subsequent to May 9, 2023, the date that INNOVATE purchased the DBMGi Preferred Stock, the dividends are eliminated on consolidation. The dividends and equivalent amounts paid (excluding amounts eliminated on consolidation) are presented in the following tables (in millions):

2023

Declaration Date and Holders of Record Date	March 31, 2023	May 9, 2023 *
Payment Date	April 17, 2023	May 9, 2023 *
Total Dividend	$0.9	$0.4
*In connection with the Stock Purchase Agreement entered into with CGIC on May 9, 2023, an equivalent amount to the dividends that had accrued through May 8, 2023 was paid to CGIC on May 9, 2023 as part of the purchase price. $0.1 million was paid in cash and $0.3 million was included in the principal amount of the new unsecured note that was issued on May 9, 2023. The dividends that accrued for the remaining portion of those periods were eliminated on consolidation subsequent to the purchase.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

2022

Declaration Date and Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022
Total Dividend**	$0.9	$0.9	$0.9

**The dividends paid on April 15, 2022 and October 15, 2022 were cash dividends. The DBMGi Board of Directors elected to pay the second quarter 2022 dividend payable July 15, 2022 in shares.

Redeemable Non-Controlling Interest

The Company has redeemable non-controlling interests related to R2 Technologies in the form of convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements, i.e., an event that is not solely within the control of the Company and is, therefore, classified outside of permanent equity in the mezzanine section of the Company's Consolidated Balance Sheets. The Company adjusts the carrying value of these redeemable non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of September 30, 2023, it is not deemed probable that the non-controlling interest will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustment or remeasurement is required under ASC 480-10. As a result of allocation of losses in accordance with ASC 810, the redeemable non-controlling interest related to R2 was negative $8.4 million and negative $3.8 million as of September 30, 2023 and December 31, 2022, respectively.

R2 Technologies - Liquidation Preference

R2 Technologies has issued multiple A, B, and C-series participating convertible preferred stock (the "R2 Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each R2 Preferred Share to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Preferred Shares into R2 common stock or reference property just before the liquidation event.

If the assets of R2 legally available for distribution are insufficient to pay these obligations in full, R2 Preferred Shareholders and holders of any parity securities share the remaining assets in proportion to the full respective amounts to which they are entitled. After receiving the full liquidation preference, R2 Preferred Shareholders have no further claim to R2's assets, except for any new securities or instruments received as part of the liquidation preference. The value of non-cash assets distributed equals their fair market value on the distribution date. No holder of junior securities receives any payment unless the entire liquidation preference of R2 Preferred Shares is paid. If there is insufficient cash to pay the entire liquidation preference and any liquidation preference in respect of any parity securities in full in cash upon a liquidation event, R2 Preferred Shareholders and parity securities holders will share available cash proportionally.

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC was $110.2 million and $104.0 million as of September 30, 2023 and December 31, 2022, respectively, of which $47.1 million and $44.5 million as of September 30, 2023 and December 31, 2022, respectively, was attributable to redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of September 30, 2023, and December 31, 2022, R2 Technologies had negative net assets after consideration of intercompany and third party debt, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the “Preservation Plan”) with Computershare Trust Company, N.A., as Rights Agent. The Preservation Plan is designed to protect the Company’s ability to use its tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”). If any person or group acquires 4.9% or more of the outstanding shares of the Company's common stock (subject to certain exceptions), there would be a triggering event under the Preservation Plan which could result in significant dilution in the ownership interest of such person or group. As such, the Preservation Plan has anti-takeover effects. In connection with the adoption of the Preservation Plan, the Company disclosed that given the change-over in the Company’s stock over the past several years, the Company was approaching the risk of losing its Tax Benefits. The Preservation Plan terminated on March 31, 2023.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

On June 15, 2023, holders of the Company’s Common Stock and Preferred Stock, voting as a single class and with the Preferred Stock voting on an as-converted basis, voted to ratify the amendment of the Tax Benefit Preservation Plan adopted by the Board of Directors on April 1, 2023, to extend the Final Expiration Date from October 1, 2023 to June 30, 2024, or such later date and time as may be subsequently approved.

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

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC, a significant shareholder, in the principal amount of $35.1 million. Refer to Note 11. Debt Obligations and Note 15. Temporary Equity and Equity for additional information. For the three and nine months ended September 30, 2023, interest expense recognized relating to the contractual interest coupon was $0.8 million and $1.3 million, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Infrastructure

Banker Steel previously leased two planes from Banker Aviation, LLC, a related party that is owned by Donald Banker, CEO of Banker Steel. During the first quarter of 2022, one of the two plane leases was terminated. The remaining lease has monthly lease payments of $0.1 million and a total lease liability of $0.2 million. For both the three months ended September 30, 2023 and 2022, DBM incurred lease expense related to these leases of $0.3 million. For both the nine months ended September 30, 2023 and 2022, DBMG incurred lease expense related to these leases of $1.0 million.

DBMG and Banker Steel, jointly and severally, have a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also have a subordinated 8.0% note payable to Donald Banker's family trust. As of September 30, 2023, the 4.0% note payable had a balance of $7.5 million and the 8.0% note payable had a balance of $12.1 million. During the nine months ended September 30, 2023, DBMG made $9.0 million in scheduled payments on these notes and made an early payment of $5.0 million on the 8.0% subordinated note. For the three months ended September 30, 2023 and 2022, DBMG incurred interest expense related to these notes of $0.3 million and $0.6 million, respectively. For the nine months ended September 30, 2023 and 2022, DBMG incurred interest expense related to these notes of $1.3 million and $1.8 million, respectively. Accrued interest relating to these notes was $0.3 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively.

Banker Steel also previously had a subordinated 11.0% note payable to Donald Banker of $6.3 million, which was redeemed in full by DBMG on April 4, 2022. For the nine months ended September 30, 2022, DBMG incurred interest expense related to this note of $0.2 million.

Life Sciences

During 2022, R2 Technologies entered into an aggregate $10.8 million in 18% notes with Lancer, a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Director. In February 2023, R2 Technologies closed on an additional aggregate $0.9 million in 18% notes with Lancer. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new 20% note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest which was capitalized into the new principal balance. Future interest will be payable upon maturity of the note. During the second and third quarters of 2023, R2 Technologies closed on an additional $2.7 million and $1.7 million, respectively, in 20% notes with Lancer. As of September 30, 2023, the total outstanding principal amount owed to Lancer was $17.4 million. In addition, during the third quarter of 2023, R2 entered into an amendment with Lancer to extend the maturity date of all outstanding 20% notes to the earlier of November 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

For the three and nine months ended September 30, 2023, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer of $0.8 million and $2.0 million, respectively. For both the three and nine months ended September 30, 2022, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer Capital, LLC of $0.2 million.

For the three months ended September 30, 2022, R2 Technologies recognized revenues of $0.9 million from sales to a subsidiary of Huadong, a related party of R2 Technologies. For the nine months ended September 30, 2023 and 2022, R2 Technologies recognized revenues of $0.2 million and $1.9 million, respectively, from sales to a subsidiary of Huadong, a related party of R2 Technologies. The related receivables totaled $0.1 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively.

For both the three months ended September 30, 2023 and 2022, R2 Technologies incurred approximately $0.1 million of stock compensation and royalty expenses, that were paid to Blossom Innovations, LLC ("Blossom"), an investor and related party of R2 Technologies. For the nine months ended September 30, 2023 and 2022, R2 Technologies incurred approximately $0.2 million and $0.3 million, respectively, of stock compensation and royalty expenses that were paid to Blossom.

Refer to Note 6. Investments for transactions with equity method investees of the Company.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
17. Operating Segments and Related Information

The Company currently has one primary reportable geographic segment - United States and primarily all revenue is derived in the United States. The Company has three reportable operating segments, plus our Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. The Company also has a Non-operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues.

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2023	2022	2023	2022
Customer A	Infrastructure	26.8%	25.2%	27.5%	24.2%
Customer B	Infrastructure	13.9%	*	12.9%	*
Customer C	Infrastructure	*	10.1%	*	*
*Less than 10% revenue concentration

Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Infrastructure	$369.3	$412.7	$1,043.4	$1,197.0
Life Sciences	0.6	1.2	1.8	3.0
Spectrum	5.4	9.1	16.8	28.0
Total revenue	$375.3	$423.0	$1,062.0	$1,228.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from operations
Infrastructure	$20.9	$18.5	$41.9	$42.2
Life Sciences	(3.3)	(5.5)	(11.6)	(15.7)
Spectrum	(2.1)	(0.6)	(3.2)	(4.1)
Other	—	(0.3)	(1.9)	(0.4)
Non-operating Corporate	(4.8)	(5.5)	(12.7)	(15.1)
Total income from operations	$10.7	$6.6	$12.5	$6.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of the consolidated segment income from operations to consolidated loss from operations before income taxes
Income from operations	$10.7	$6.6	$12.5	$6.9
Interest expense	(17.1)	(13.3)	(49.0)	(38.4)
Loss from equity investees	(1.5)	(1.1)	(5.8)	(2.1)
Other income (expense), net	0.4	(0.9)	17.2	0.5
Loss from operations before income taxes	$(7.5)	$(8.7)	$(25.1)	$(33.1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and Amortization
Infrastructure	$2.6	$5.3	$11.6	$15.9
Infrastructure recognized within cost of revenue	3.8	3.9	11.8	11.2
Total Infrastructure	6.4	9.2	23.4	27.1
Life Sciences	0.1	0.1	0.3	0.2
Spectrum	1.3	1.4	3.9	4.4
Non-operating Corporate	—	—	0.1	0.1
Total depreciation and amortization	$7.8	$10.7	$27.7	$31.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capital Expenditures (*)
Infrastructure	$5.5	$6.9	$12.5	$13.5
Life Sciences	—	0.2	0.3	0.3
Spectrum	0.2	0.4	0.8	2.5
Non-operating Corporate	—	—	0.3	—
Total	$5.7	$7.5	$13.9	$16.3
(*) The above capital expenditures exclude assets acquired under finance lease and other financing obligations.

	September 30, 2023	December 31, 2022

Investments
Life Sciences	$7.0	$7.6
Other	—	51.9
Total	$7.0	$59.5

	September 30, 2023	December 31, 2022

Equity Method Investments (included in Investments above)
Life Sciences	$2.4	$3.0
Other	—	40.6
Total	$2.4	$43.6

	September 30, 2023	December 31, 2022

Total Assets
Infrastructure	$893.2	$879.3
Life Sciences	14.6	15.4
Spectrum	177.8	188.2
Other	1.2	53.6
Non-operating Corporate	9.3	15.2
Total	$1,096.1	$1,151.7

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

The Company had no dilutive common stock equivalents during the three and nine months ended September 30, 2023 and 2022 due to the results from continuing operations being a loss, net of tax. For the three and nine months ended September 30, 2023, 816,524 and 1,039,513, respectively, of common stock equivalents from unvested restricted stock were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 are: preferred stock, convertible debt and stock options. The following table presents a reconciliation of net loss used in the basic and diluted EPS calculations (in millions, except per share amounts):

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8.6)	$(6.7)	$(28.3)	$(34.7)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	1.6	1.3	2.4	4.5
Net loss attributable to INNOVATE Corp.	(7.0)	(5.4)	(25.9)	(30.2)
Less: Preferred dividends	0.3	1.2	2.1	3.6
Net loss attributable to common stockholders	$(7.3)	$(6.6)	$(28.0)	$(33.8)

Denominator for basic and diluted loss per share:
Weighted average common shares outstanding	78.4	77.6	78.0	77.5

Loss per share - basic and diluted	$(0.09)	$(0.09)	$(0.36)	$(0.44)

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

September 30, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Liabilities
Debt obligations (1)	$747.1	$689.0	$—	$689.0	$—
Total liabilities not accounted for at fair value	$747.1	$689.0	$—	$689.0	$—
(1) Excludes operating lease obligations accounted for under ASC 842, Leases.

December 31, 2022			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Other invested assets (1)	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (2)	$712.3	$643.0	$—	$643.0	$—
Total liabilities not accounted for at fair value	$712.3	$643.0	$—	$643.0	$—
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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
20. Supplementary Financial Information

Other income (expense), net

The following table provides information relating to Other income (expense), net for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on sale of equity method investment	$—	$—	$12.2	$—
Gain on step-up of equity method investment	—	—	3.8	—
Other income (expense), net	0.4	(0.9)	1.2	0.5
Total	$0.4	$(0.9)	$17.2	$0.5

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents, beginning of period	$80.4	$45.5
Restricted cash	0.3	2.0
Restricted cash included in other assets (non-current)	1.5	—
Total cash, cash equivalents and restricted cash, beginning of period	$82.2	$47.5

Cash and cash equivalents, end of period	$55.7	$25.8
Restricted cash	—	0.4
Restricted cash included in other assets (non-current)	1.4	1.5
Total cash and cash equivalents and restricted cash, end of period	$57.1	$27.7

Supplemental cash flow information:
Cash paid for interest	$43.6	$38.9
Cash paid for taxes, net of refunds	$7.4	$3.8

Non-cash investing and financing activities:
Unsecured note issued in connection with purchase of preferred stock and payment of dividends	$35.1	$—
Exit fees and interest capitalized into principal debt	$2.4	$—
Property, plant and equipment included in accounts payable or accrued expenses	$1.1	$0.9
Issuance of preferred stock	$—	$0.9

21. Subsequent Events

Refer to Note 2. Summary of Significant Accounting Policies for additional detail on the Lancer Capital letter of support and to Note 11. Debt Obligations for the extension of the maturity date of Spectrum debt.

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

Cyclical Patterns

Our segments' operations can be highly cyclical. Our volume of business in our Infrastructure segment may be adversely affected by declines or delays in projects, which may vary by geographic region. Project schedules, particularly in connection with large, complex, and longer-term projects can also create fluctuations in the services provided, which may adversely affect us in any given period.

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

On September 21, 2023, INNOVATE entered into a separation and release agreement with Suzi Herbst, our Chief Operating Officer. Pursuant to the agreement. Ms. Herbst's employment with the Company ceased on October 20, 2023 and the Company will pay Ms. Herbst severance payments and benefits.

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer-term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. In the event we were to enter into a strategic transaction to sell any of our existing operations, our intention is to use the available proceeds to pay down Broadcasting's Secured Notes.

Thus far in 2023, as part of our strategic process, we engaged in several transactions that had an effect on the results of operations and financial condition of our business and individual segments.

Dispositions

Other

Sale of Remaining 19% Interest in HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million, and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. As of September 30, 2023, $15.9 million has been paid to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which is reflected in Other income (expense), net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.

Debt Obligations and Financing

In 2023 thus far, we have refinanced some of our loans and obtained new capital financing. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Infrastructure

Subsequent to quarter end, on November 2, 2023, UMB indicated its intent to extend the maturity date of the Revolving Line from May 31, 2024 to September 30, 2025. As part of the modification, the interest rate spread for the Revolving Line will be increased by 0.35% across all tiers, and the interest rate floor will be increased from 3.0% to 4.25%. No definitive agreements have been signed as of the filing date of this Form 10-Q Quarterly Report. There can be no assurances that the final signed agreements with UMB will close on the aforementioned terms or if at all.

Life Sciences

During the second and third quarters of 2023, R2 Technologies closed on an additional $2.7 million and $1.7 million, respectively, in 20% notes with Lancer. As of September 30, 2023, the total outstanding principal amount of 20% notes payable to Lancer was $17.4 million. In addition, during the third quarter of 2023, R2 entered into an amendment with Lancer to extend the maturity date of all outstanding 20% notes payable to Lancer to the earlier of November 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

Spectrum

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from May 31, 2024 to August 15, 2024.

Subsequent to quarter end, on November 9, 2023, Broadcasting entered into a Ninth Amendment to its Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from August 15, 2024 to August 15, 2025. In exchange, INNOVATE has agreed to utilize proceeds from the sale of any of its existing operations, as allowable under the Company's current agreements and after all other required payments, for repayment of a portion of Broadcasting's Senior Secured Notes, plus an additional exit fee upon such a repayment of $1.0 million if repayment occurs by November 9, 2024, and $2.0 million if repayment occurs after that date. Upon payment of the exit fee, the lenders also agree to return their equity interests in HC2 Broadcasting Holdings, Inc. and its subsidiary equity interests.

Corporate

On April 25, 2023, INNOVATE extended the maturity date of its Revolving Credit Agreement with MSD PCOF Partners IX, LLC (the "Revolving Line of Credit") from February 23, 2024 to March 16, 2025, changed the interest benchmark rates from LIBOR-based to SOFR-based rates, and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. In March 2023, the Company paid down $15.0 million outstanding under the Revolving Line of Credit. On May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Line of Credit, and on July 31, 2023, INNOVATE drew an additional $7.0 million under the Revolving Line of Credit, bringing the total outstanding balance to $20.0 million. Refer to 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

On May 9, 2023, INNOVATE issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million, in connection with the DBMGi Preferred Stock repurchase from CGIC. Refer to Footnote 15. Temporary Equity and Equity of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information. The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to 11. Debt

Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Equity Method Investments

In November 2022, MediBeacon amended its existing agreements with Huadong Medicine Co. Ltd ("Huadong"), to provide approximately $10 million in the first half of 2023, including $7.5 million or 50% of the remaining $15 million milestone investment due upon FDA approval of MediBeacon's TGFR at a pre-money valuation of approximately $400 million. On February 23, 2023, pursuant to its amended commercial partnership with Huadong, a publicly traded company on the Shenzhen Stock Exchange, MediBeacon issued $7.5 million of its preferred stock to Huadong in exchange for additional shares of preferred stock. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income (expense), net in the Condensed Consolidated Statements of Operations, which increased Pansend's basis in MediBeacon. Concurrently, Pansend recognized additional equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

On August 31, 2023 and September 13, 2023, Pansend issued $0.5 million and $0.5 million 12% convertible notes due September 2026 to MediBeacon, increasing the total outstanding principal amounts owed by MediBeacon to Pansend to $6.0 million. As a result of the additional $1.0 million 12% convertible notes issuances, Pansend recognized an additional $1.0 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.
Subsequent to quarter end, on October 25, 2023, Pansend, issued an additional $0.8 million 12% convertible note to MediBeacon which is due October 24, 2026.

Other

On December 30, 2022, the Company entered into a letter agreement with CGIC pursuant to which CGIC and its affiliates agreed to vote certain shares of the Company’s Series A-3 Convertible Participating Preferred Stock, par value $0.001 per share, and the Company’s Series A-4 Convertible Participating Preferred Stock, par value $0.001 per share, to the extent such shares result in CGIC beneficially owning more than 9.9% of the aggregate voting power of the Company, in the same manner as the majority of the holders holding less than 10% of the Company’s common stock, par value $0.001 per share, vote their shares with respect to any matter pursuant to which such shares are entitled to vote.

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

On June 15, 2023, holders of the Company’s Common Stock and Preferred Stock, voting as a single class and with the Preferred Stock voting on an as-converted basis, voted to ratify the amendment of the Tax Benefit Preservation Plan adopted by the Board of Directors on April 1, 2023, to extend the Final Expiration Date from October 1, 2023 to June 30, 2024, or such later date and time as may be subsequently approved.

Refer to Note 15. Temporary Equity and Equity of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022.

Results of Operations

The following table summarizes our results of operations and a comparison of the change between the periods as indicated (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue
Infrastructure	$369.3	$412.7	$(43.4)	$1,043.4	$1,197.0	$(153.6)
Life Sciences	0.6	1.2	(0.6)	1.8	3.0	(1.2)
Spectrum	5.4	9.1	(3.7)	16.8	28.0	(11.2)
Total revenue	$375.3	$423.0	$(47.7)	$1,062.0	$1,228.0	$(166.0)

Income (loss) from operations
Infrastructure	$20.9	$18.5	$2.4	$41.9	$42.2	$(0.3)
Life Sciences	(3.3)	(5.5)	2.2	(11.6)	(15.7)	4.1
Spectrum	(2.1)	(0.6)	(1.5)	(3.2)	(4.1)	0.9
Other	—	(0.3)	0.3	(1.9)	(0.4)	(1.5)
Non-operating Corporate	(4.8)	(5.5)	0.7	(12.7)	(15.1)	2.4
Total income from operations	$10.7	$6.6	$4.1	$12.5	$6.9	$5.6

Interest expense	(17.1)	(13.3)	(3.8)	(49.0)	(38.4)	(10.6)
Loss from equity investees	(1.5)	(1.1)	(0.4)	(5.8)	(2.1)	(3.7)
Other income (expense), net	0.4	(0.9)	1.3	17.2	0.5	16.7
Loss from operations before income taxes	$(7.5)	$(8.7)	$1.2	$(25.1)	$(33.1)	$8.0
Income tax (expense) benefit	(1.1)	2.0	(3.1)	(3.2)	(1.6)	(1.6)
Net loss	$(8.6)	$(6.7)	$(1.9)	$(28.3)	$(34.7)	$6.4
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.6	1.3	0.3	2.4	4.5	(2.1)
Net loss attributable to INNOVATE Corp.	$(7.0)	$(5.4)	$(1.6)	$(25.9)	$(30.2)	$4.3
Less: Preferred dividends	0.3	1.2	(0.9)	2.1	3.6	(1.5)
Net loss attributable to common stockholders	$(7.3)	$(6.6)	$(0.7)	$(28.0)	$(33.8)	$5.8

Revenue: Revenue for the three months ended September 30, 2023 decreased $47.7 million to $375.3 million from $423.0 million for the three months ended September 30, 2022. The decrease was primarily driven by our Infrastructure segment, and, to a lesser extent, our Spectrum segment. The decrease at our Infrastructure segment was primarily driven by timing and size of projects, mostly from DBMG's commercial structural steel fabrication and erection business, as well as the industrial maintenance and repair business, while revenues at our Spectrum segment decreased primarily as a result of the termination of Network and its associated Azteca content on December 31, 2022.

Revenue for the nine months ended September 30, 2023 decreased $166.0 million to $1,062.0 million from $1,228.0 million for the nine months ended September 30, 2022. The decrease was primarily driven by our Infrastructure segment, and, to a lesser extent, our Spectrum segment. DBMG's commercial structural steel fabrication and erection business encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period and lower revenue at the industrial maintenance and repair business. Revenues at our Spectrum segment decreased primarily as a result of the termination of Network and its associated Azteca content on December 31, 2022.

Income from operations: Income from operations for the three months ended September 30, 2023 increased $4.1 million to $10.7 million from $6.6 million for the three months ended September 30, 2022. The increase was due to a decrease in depreciation and amortization and a decrease in selling, general and administrative expenses ("SG&A"), which was partially offset by an increase in other operating expense. The overall decrease in depreciation and amortization was driven by Banker Steel, as certain intangibles were fully amortized subsequent to the comparable period. The overall decrease in SG&A was primarily driven by the decreases in bonus expense, salaries and benefits, as well as research and development costs and marketing costs as a result of cost reduction initiatives at our Life Sciences segment, as well as decreases at Spectrum from the termination of Network in December 2022, which were partially offset by an accounts receivable write-off of $2.2 million related to a customer bankruptcy and $1.1 million in restructuring costs primarily related to a foreign office closure in the current period at our Infrastructure segment. The overall increase in other operating expenses was driven by our Spectrum segment as a result of a decrease in FCC reimbursements received and impairment charges recorded in the current period related to certain redundant equipment and associated capitalized costs.

Income from operations for the nine months ended September 30, 2023 increased $5.6 million to $12.5 million from $6.9 million for the nine months ended September 30, 2022. The increase was due to decreases in depreciation and amortization, SG&A, and other operating expenses, which were partially offset by a net decrease in gross profit. The net decrease in depreciation and amortization was driven by Banker Steel, as certain intangible assets were fully amortized subsequent to the comparable period, and certain capitalized internal-use software included in PP&E within DBMG's commercial structural steel fabrication and erection business became fully depreciated subsequent to the comparable period. The net decrease in SG&A was primarily driven by the termination of Network at our Spectrum segment, decreases in compensation-related expenses as well as research and development and marketing costs at our Life Sciences segment, and decreases in SG&A expenses at our Non-Operating Corporate segment, which was partially offset by an accounts receivable write-off of $2.2 million related to a customer bankruptcy, $2.1 million in restructuring costs primarily related to a foreign office closure in the current period, and increases in compensation-related expenses at our Infrastructure segment, as well as an increase in expenses at our Other segment as a result of the sale of New Saxon's 19% investment in HMN. The net decrease in other operating expenses was driven by our Spectrum segment which impaired the Network PLA intangible in the comparable period which was partially offset by impairment charges recorded in the current period related to certain redundant equipment and associated capitalized costs and a decrease in FCC reimbursements received. The decrease in gross profit was primarily driven by our Spectrum segment's termination of Network, which was partially offset by an increase at Station group, which launched new markets and networks with its customers in the current period, and was also partially offset by an increase in gross profit at our Infrastructure segment driven by timing of higher margin projects.

Interest expense: Interest expense for the three months ended September 30, 2023 increased $3.8 million to $17.1 million from $13.3 million for the three months ended September 30, 2022. The increase was primarily attributable to higher interest rates, increased amortization of debt issuance costs on the debt, and higher outstanding principal balances at all segments, as a result of new debt issued subsequent to the comparable period.

Interest expense for the nine months ended September 30, 2023 increased $10.6 million to $49.0 million from $38.4 million for the nine months ended September 30, 2022. The increase was primarily attributable to higher interest rates, increased amortization of debt issuance costs on the debt, and higher outstanding principal balances at all segments, as a result of new debt issued subsequent to the comparable period.

Loss from equity investees: Loss from equity investees for the three months ended September 30, 2023 increased $0.4 million to $1.5 million from $1.1 million for the three months ended September 30, 2022. The increase in loss was primarily driven by the sale of our investment in HMN on March 6, 2023, which had income in the prior period, as well as higher equity method losses recorded from our investment in Triple Ring. This was partially offset by lower equity method losses from our investment in MediBeacon, as a result of suspended losses due to the investment's carrying amount being reduced to zero.

Loss from equity investees for the nine months ended September 30, 2023 increased $3.7 million to $5.8 million from $2.1 million for the nine months ended September 30, 2022. The increase in loss was primarily driven by our previous investment in HMN, which was sold on March 6, 2023, and had losses for the approximately two months of ownership in the current period, compared to net income for the nine months in the comparable period, as well as higher equity method losses in the current period from our investment in Triple Ring as a result of an unrepeated gain on debt extinguishment recognized by Triple Ring in the comparable period. This was partially offset by lower equity method losses from our investment in MediBeacon, as a result of suspended losses due to the investment's carrying amount being reduced to zero.

Other income (expense), net: Other income (expense), net for the three months ended September 30, 2023 increased $1.3 million to income of $0.4 million from other expense of $0.9 million for the three months ended September 30, 2022. Other income, net for the three months ended September 30, 2023 primarily consisted of foreign currency translation gains from our Infrastructure segment.

Other income, net for the nine months ended September 30, 2023 increased $16.7 million to $17.2 million from $0.5 million for the nine months ended September 30, 2022. Other income, net for the nine months ended September 30, 2023 primarily consisted of a gain on the sale of our equity investment in HMN of $12.2 million and a $3.8 million step-up gain from the increase in Pansend's basis as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. Additionally contributing to Other income, net for the nine months ended September 30, 2023 is foreign currency translation gains from our Infrastructure segment and interest income earned on certain investments and receivables.

Income tax (expense) benefit: Income tax expense for the three months ended September 30, 2023 increased $3.1 million to $1.1 million from a $2.0 million benefit for the three months ended September 30, 2022. Income tax expense for the nine months ended September 30, 2023 increased $1.6 million to $3.2 million from $1.6 million for the nine months ended September 30, 2022. The increase was primarily driven by the net tax savings of $2.9 million from the CGIC consolidation on the 2021 tax return, which resulted in a partial release of the valuation in the comparable period. The income tax expense recorded for the three and nine months ended September 30, 2023 primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than not that the losses will be utilized prior to expiration. The annual effective tax rate calculated for the interim tax provision includes a $1.1 million net tax benefit, consisting of a current tax expense of $4.4 million related to foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option agreement, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

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

Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue	$369.3	$412.7	$(43.4)	$1,043.4	$1,197.0	$(153.6)

Cost of revenue	313.1	358.7	(45.6)	896.8	1,052.4	(155.6)
Selling, general and administrative	32.9	30.2	2.7	93.3	87.1	6.2
Depreciation and amortization	2.6	5.3	(2.7)	11.6	15.9	(4.3)
Other operating loss (income)	(0.2)	—	(0.2)	(0.2)	(0.6)	0.4
Income from operations	$20.9	$18.5	$2.4	$41.9	$42.2	$(0.3)

Revenue: Revenue for the three months ended September 30, 2023 decreased $43.4 million to $369.3 million from $412.7 million for the three months ended September 30, 2022. The decrease was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and lower revenue at the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel and the construction modeling and detailing business due to timing and size of projects.

Revenue for the nine months ended September 30, 2023 decreased $153.6 million to $1,043.4 million from $1,197.0 million for the nine months ended September 30, 2022. The decrease was primarily driven by timing of projects at DBMG's commercial structural steel fabrication and erection business, which encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period and lower revenue at the industrial maintenance and repair business. This was partially offset by Banker Steel and the construction modeling and detailing business due to the timing and size of projects.

Cost of revenue: Cost of revenue for the three months ended September 30, 2023 decreased $45.6 million to $313.1 million from $358.7 million for the three months ended September 30, 2022. The decrease was primarily driven by the timing of projects at DBMG's commercial structural steel fabrication and erection business and the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel and the construction modeling and detailing business due to timing and size of projects.

Cost of revenue for the nine months ended September 30, 2023 decreased $155.6 million to $896.8 million from $1,052.4 million for the nine months ended September 30, 2022. The decrease was primarily driven by DBMG's commercial structural steel fabrication and erection business, which encountered customer and general contractor driven delays, resulting in the timing of work performed by DBMG to be delayed in the current period as well as the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel and the construction modeling and detailing business due to timing and size of projects.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2023 increased $2.7 million to $32.9 million from $30.2 million for the three months ended September 30, 2022. The increase was primarily driven by an accounts receivable write-off of $2.2 million related to a customer bankruptcy, and a foreign office closure in the current period, as well as an increase in salaries and benefit expenses, which was partially offset by a decrease in professional fees.

Selling, general and administrative expense for the nine months ended September 30, 2023 increased $6.2 million to $93.3 million from $87.1 million for the nine months ended September 30, 2022. The increase was primarily driven by an accounts receivable write-off of $2.2 million related to a customer bankruptcy, and a foreign office closure in the current period, as well as increases in compensation-related expenses and restructuring costs, which were partially offset by a decrease in professional fees and travel and entertainment expenses.

Depreciation and amortization: Depreciation and amortization for the three months ended September 30, 2023 decreased $2.7 million to $2.6 million from $5.3 million for the three months ended September 30, 2022. The decrease was primarily driven by Banker Steel, as certain customer relationships and contracts intangibles were fully amortized subsequent to the comparable period.

Depreciation and amortization for the nine months ended September 30, 2023 decreased $4.3 million to $11.6 million from $15.9 million for the nine months ended September 30, 2022. The decrease was primarily driven by Banker Steel, as certain customer relationships and contracts intangibles were fully amortized subsequent to the comparable period. Additionally, certain capitalized internal-use software included in PP&E within DBMG's commercial structural steel fabrication and erection business became fully depreciated subsequent to the comparable period.

Other operating loss (income): Other operating income for the nine months ended September 30, 2023 decreased $0.4 million to 0.2 million from $0.6 million for the nine months ended September 30, 2022. The decrease in income was primarily driven by gain on an unrepeated asset sale in the comparable period.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue	$0.6	$1.2	$(0.6)	$1.8	$3.0	$(1.2)

Cost of revenue	0.5	1.0	(0.5)	1.4	2.5	(1.1)
Selling, general and administrative	3.3	5.6	(2.3)	11.7	16.0	(4.3)
Depreciation and amortization	0.1	0.1	—	0.3	0.2	0.1
Loss from operations	$(3.3)	$(5.5)	$2.2	$(11.6)	$(15.7)	$4.1

Revenue: Revenue for the three months ended September 30, 2023 decreased $0.6 million to $0.6 million from $1.2 million for the three months ended September 30, 2022. The decrease in revenue was attributable to R2, primarily as a result of fewer sales of units and consumables outside the U.S., which was partially offset by an increase in upfront unit sales in the US.

Revenue for the nine months ended September 30, 2023 decreased $1.2 million to $1.8 million from $3.0 million for the nine months ended September 30, 2022. The decrease in revenue was attributable to R2, primarily as a result of fewer unit sales outside the U.S. due to payment delays resulting in shipping holds, which was partially offset by an increase in upfront unit sales in the US coupled with increased recurring revenues from consumable and subscription programs.

Cost of revenue: Cost of revenue for three months ended September 30, 2023 decreased $0.5 million to $0.5 million from $1.0 million for the three months ended September 30, 2022. Cost of revenue for the nine months ended September 30, 2023 decreased $1.1 million to $1.4 million from $2.5 million for the nine months ended September 30, 2022. The decrease in cost of revenue was attributable to R2, driven by a reduction in revenue.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2023 decreased $2.3 million to $3.3 million from $5.6 million for the three months ended September 30, 2022. Selling, general and administrative expense for the nine months ended September 30, 2023 decreased $4.3 million to $11.7 million from $16.0 million for the nine months ended September 30, 2022. The decrease was primarily driven by decreases from R2 in compensation-related expenses, as well as research and development costs and marketing expenses as a result of cost reduction initiatives.

Spectrum Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Revenue	$5.4	$9.1	$(3.7)	$16.8	$28.0	$(11.2)

Cost of revenue	3.0	4.9	(1.9)	8.9	14.6	(5.7)
Selling, general and administrative	2.8	4.0	(1.2)	7.1	11.8	(4.7)
Depreciation and amortization	1.3	1.4	(0.1)	3.9	4.4	(0.5)
Other operating loss (income)	0.4	(0.6)	1.0	0.1	1.3	(1.2)
Loss from operations	$(2.1)	$(0.6)	$(1.5)	$(3.2)	$(4.1)	$0.9

Revenue: Revenue for the three months ended September 30, 2023 decreased $3.7 million to $5.4 million from $9.1 million for the three months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 decreased $11.2 million to $16.8 million from $28.0 million for the nine months ended September 30, 2022. The decrease was primarily driven by the elimination of advertising revenues at Azteca, which ceased operations on December 31, 2022. This was partially offset by an increase in station revenues, which launched new markets and networks with its customers in the current period.

Cost of revenue: Cost of revenue for the three months ended September 30, 2023 decreased $1.9 million to $3.0 million from $4.9 million for the three months ended September 30, 2022. Cost of revenue for the nine months ended September 30, 2023 decreased $5.7 million to $8.9 million from $14.6 million for the nine months ended September 30, 2022. The overall decrease was primarily driven by a decrease in advertising cost of revenue as a result of the termination of Azteca.

Selling, general and administrative: Selling, general and administrative for the three months ended September 30, 2023 decreased $1.2 million to $2.8 million from $4.0 million for the three months ended September 30, 2022. The decrease was primarily driven by the termination of Network, which was partially offset by an increase in severance expense at station group.

Selling, general and administrative expense for the nine months ended September 30, 2023 decreased $4.7 million to $7.1 million from $11.8 million for the nine months ended September 30, 2022. The decrease was primarily driven by the termination of Network, which was partially offset by an increase in employee-related costs and severance expense at station group

Depreciation and amortization: Depreciation and amortization expense for the nine months ended September 30, 2023 decreased $0.5 million to $3.9 million from $4.4 million for the nine months ended September 30, 2022. The decrease was primarily driven by the Program License Agreement ("PLA"), which was fully impaired in the comparable period.

Other operating loss (income): Other operating loss (income) for the three months ended September 30, 2023 decreased $1.0 million to a loss of $0.4 million from income of $0.6 million for the three months ended September 30, 2022. The decrease was primarily related to a decrease in FCC reimbursements received and asset impairment charges recorded in the current period related to certain redundant equipment and associated capitalized costs.

Other operating loss for the nine months ended September 30, 2023 decreased $1.2 million to $0.1 million from $1.3 million for the nine months ended September 30, 2022. The decrease in loss was primarily related to the impairment of the PLA intangible in the comparable period, which was partially offset by asset impairment charges recorded in the current period related to certain redundant equipment and associated capitalized costs and a decrease in FCC reimbursements received.

Non-operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Selling, general and administrative	$4.8	$5.5	$(0.7)	$12.6	$15.0	$(2.4)
Depreciation and amortization	—	—	—	0.1	0.1	—
Loss from operations	$(4.8)	$(5.5)	$0.7	$(12.7)	$(15.1)	$2.4

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2023 decreased $0.7 million to $4.8 million from $5.5 million for the three months ended September 30, 2022. The decrease in SG&A expenses was driven by severance related to the Company's former Chief Legal Officer accrued for in the prior period, a decrease in legal expenses, a decrease in bonus expense, and a decrease in salaries and benefits from a reduced headcount. The decreases were partially offset by severance related to the Company's former Chief Operating Officer accrued for in the current period and increased stock-based compensation expense from the acceleration of awards related to our former CEO.

Selling, general and administrative expenses for the nine months ended September 30, 2023 decreased $2.4 million to $12.6 million from $15.0 million for the nine months ended September 30, 2022. The decrease in SG&A expenses was driven by severance related to the Company's former Chief Legal Officer accrued in the prior period, a decrease in legal expenses, a decrease in bonus expense, a decrease in disposition and acquisition expenses and a decrease in salaries and benefits from a reduced headcount, as well as other unrepeated expenses related to the settlement with a former Chief Executive Officer recorded in the comparable period. The decreases were partially offset by severance related to the Company's former Chief Operating Officer accrued in the current period and increased stock-based compensation expense from the acceleration of awards related to our former CEO.

Loss from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Life Sciences	$(1.5)	$(2.5)	$1.0	$(5.5)	$(5.8)	$0.3
Other	—	1.4	(1.4)	(0.3)	3.7	(4.0)
Loss from equity investees	$(1.5)	$(1.1)	$(0.4)	$(5.8)	$(2.1)	$(3.7)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended September 30, 2023 decreased $1.0 million to $1.5 million from $2.5 million for the three months ended September 30, 2022. The decrease in loss from equity investee was primarily due to lower equity method losses recognized from our investment in MediBeacon, which were partially offset by higher equity method losses recorded from our investment in Triple Ring. Pansend's basis in MediBeacon has been reduced to zero and Pansend has unrecognized losses from this investment. During the third quarter of 2023, as a result of an additional convertible notes investment in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $1.0 million and Pansend recognized an additional $1.0 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Pansend's carrying amount of its investment in MediBeacon remains at zero, which has resulted in fewer losses recognized than in the comparable period.

Loss from equity investees within our Life Sciences segment for the nine months ended September 30, 2023 decreased $0.3 million to $5.5 million from $5.8 million for the nine months ended September 30, 2022. The decrease in loss from equity investees was primarily due to lower equity method losses recognized from our investment in MediBeacon, which were partially offset by higher equity method losses recorded from our investment in Triple Ring. Pansend's basis in MediBeacon has been reduced to zero and Pansend has unrecognized losses from this investment. As a result of an additional equity investment made during the first quarter of 2023 by Huadong to MediBeacon, Pansend's basis in MediBeacon increased by $3.8 million, and Pansend issued an additional $1.0 million in convertible notes to MediBeacon during the third quarter of 2023, which also increased Pansend's basis in MediBeacon. Pansend recognized $4.8 million in equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Pansend's carrying amount of its investment in MediBeacon remains at zero, which has resulted in fewer losses recognized than in the comparable period. The decrease in losses recognized from MediBeacon were partially offset by higher equity method losses from our investment in Triple Ring primarily driven by a gain on debt extinguishment recognized in the comparable period.

Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information on our Life Science segment's investment in MediBeacon.

Other: Income from equity investees within our Other segment for the three months ended September 30, 2023 decreased $1.4 million to zero from income of $1.4 million for the three months ended September 30, 2022. The decrease was driven by our previous investment in HMN, which was sold on March 6, 2023.

Loss from equity investees within our Other segment for the nine months ended September 30, 2023 increased $4.0 million to a loss of $0.3 million from income of $3.7 million for the nine months ended September 30, 2022. The increase in loss was driven by our previous investment in HMN, which was sold on March 6, 2023, and had losses for the approximately two months of ownership in the current period, compared to net income for the nine months in the comparable period.

Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information related to our Other segment's disposition of our equity investment in HMN.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; legacy accounts receivable write-off; restructuring and exit costs; non-recurring items; and acquisition and disposition costs.

(in millions)	Three months ended September 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$10.8	$(3.6)	$(6.5)	$(7.7)	$—	$(7.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.6	0.1	1.3	—	—	4.0
Depreciation and amortization (included in cost of revenue)	3.8	—	—	—	—	3.8
Other operating (income) loss	(0.2)	—	0.4	—	—	0.2
Interest expense	3.5	0.9	3.4	9.3	—	17.1
Other (income) expense, net	(0.7)	(0.1)	1.8	(1.4)	—	(0.4)
Income tax expense (benefit)	6.1	—	—	(5.0)	—	1.1
Non-controlling interest	1.0	(1.8)	(0.8)	—	—	(1.6)
Share-based compensation expense	—	0.2	—	0.6	—	0.8
Legacy accounts receivable write-off	2.2	—	—	—	—	2.2
Restructuring and exit costs	1.1	—	0.1	—	—	1.2
Acquisition and disposition costs	0.6	—	—	0.1	—	0.7
Adjusted EBITDA	$30.8	$(4.3)	$(0.3)	$(4.1)	$—	$22.1

(in millions)	Three months ended September 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$10.4	$(5.5)	$(1.4)	$(9.6)	$0.7	$(5.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.3	0.1	1.4	—	—	6.8
Depreciation and amortization (included in cost of revenue)	3.9	—	—	—	—	3.9
Other operating income	—	—	(0.6)	—	—	(0.6)
Interest expense	2.6	0.2	2.2	8.3	—	13.3
Other (income) expense, net	(0.6)	(0.3)	(1.1)	2.9	—	0.9
Income tax expense (benefit)	5.0	—	—	(7.0)	—	(2.0)
Non-controlling interest	1.0	(2.2)	(0.4)	—	0.3	(1.3)
Share-based compensation expense	—	0.1	—	0.3	—	0.4
Acquisition and disposition costs	—	—	0.2	0.1	0.1	0.4
Adjusted EBITDA	$27.6	$(7.6)	$0.3	$(5.0)	$1.1	$16.4

Infrastructure: Net income from our Infrastructure segment for the three months ended September 30, 2023 increased $0.4 million to $10.8 million from $10.4 million for the three months ended September 30, 2022. Adjusted EBITDA from our Infrastructure segment for the three months ended September 30, 2023 increased $3.2 million to $30.8 million from $27.6 million for the three months ended September 30, 2022. The increase in Adjusted EBITDA was primarily driven by timing of higher margin projects at DBMG's commercial structural steel fabrication and erection business, increased contributions from the construction modeling and detailing business, a decrease in recurring SG&A expenses, as well as increased contributions from the industrial maintenance and repair business. This was partially offset by lower contributions from Banker Steel due to timing and size of projects.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2023 decreased $1.9 million to $3.6 million from $5.5 million for the three months ended September 30, 2022. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2023 decreased $3.3 million to $4.3 million from $7.6 million for the three months ended September 30, 2022. The decrease in Adjusted EBITDA loss was primarily due to a decrease in SG&A expenses at R2, driven by a decrease in compensation-related expenses, research and development and marketing costs as a result of cost reduction initiatives, as well as lower equity method losses recognized from Pansend's investment in MediBeacon as a result of suspended losses due to the investment's carrying amount being reduced to zero. This was partially offset by net higher equity method losses recorded from our investment in Triple Ring.

Spectrum: Net loss from our Spectrum segment for the three months ended September 30, 2023 increased $5.1 million to $6.5 million from $1.4 million for the three months ended September 30, 2022. Adjusted EBITDA from our Spectrum segment for the three months ended September 30, 2023 decreased $0.6 million to a loss of $0.3 million from income of $0.3 million for the three months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily due to an increase in SG&A expenses at station group, driven by an increase in severance and salaries and benefit related expenses.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the three months ended September 30, 2023 decreased $1.9 million to $7.7 million from $9.6 million for the three months ended September 30, 2022. Adjusted EBITDA loss from our Non-operating Corporate segment for the three months ended September 30, 2023 decreased $0.9 million to $4.1 million from $5.0 million for the three months ended September 30, 2022. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in legal expenses, and decreases in bonus expense, salaries and benefits from reduced headcount, as well as a net decrease in severance expense, which related to the Company's former Chief Operating Officer in the current period and to the Company's former Chief Legal Officer in the prior period.

Other and Eliminations: Net income from our Other and Eliminations segment for the three months ended September 30, 2023 decreased $0.7 million to zero from $0.7 million for the three months ended September 30, 2022. Adjusted EBITDA from our Other segment for the three months ended September 30, 2023 decreased $1.1 million to zero from $1.1 million for the three months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily driven by the elimination of equity method income from our investment in HMN, which was sold on March 6, 2023. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information related to our Other segment's disposition of our equity investment in HMN.

(in millions)	Nine months ended September 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$19.8	$(9.3)	$(16.8)	$(27.8)	$8.2	$(25.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	11.6	0.3	3.9	0.1	—	15.9
Depreciation and amortization (included in cost of revenue)	11.7	0.1	—	—	—	11.8
Other operating (income) loss	(0.2)	—	0.1	—	—	(0.1)
Interest expense	10.3	2.1	10.0	26.6	—	49.0
Other (income) expense, net	(1.2)	(4.1)	5.5	(4.9)	(12.5)	(17.2)
Income tax expense (benefit)	11.0	—	—	(6.6)	(1.2)	3.2
Non-controlling interest	1.9	(5.6)	(2.0)	—	3.3	(2.4)
Share-based compensation expense	—	0.5	—	1.5	—	2.0
Legacy accounts receivable write-off	2.2	—	—	—	—	2.2
Restructuring and exit costs	2.1	—	0.1	—	—	2.2
Acquisition and disposition costs	1.4	—	0.1	0.1	1.2	2.8
Adjusted EBITDA	$70.6	$(16.0)	$0.9	$(11.0)	$(1.0)	$43.5

(in millions)	Nine months ended September 30, 2022
	Infrastructure	Life Sciences	Spectrum	Non-operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$23.3	$(14.9)	$(10.5)	$(30.4)	$2.3	$(30.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	15.9	0.2	4.4	0.1	—	20.6
Depreciation and amortization (included in cost of revenue)	11.2	—	—	—	—	11.2
Other operating (income) loss	(0.6)	—	1.3	—	—	0.7
Interest expense	7.0	0.2	6.1	25.1	—	38.4
Other (income) expense, net	(1.9)	(0.4)	1.8	—	—	(0.5)
Income tax expense (benefit)	11.4	—	—	(9.8)	—	1.6
Non-controlling interest	2.3	(6.3)	(1.5)	—	1.0	(4.5)
Share-based compensation expense	—	0.3	—	1.4	—	1.7
Non-recurring items	0.1	—	—	—	—	0.1
Acquisition and disposition costs	0.3	—	0.4	0.6	(0.4)	0.9
Adjusted EBITDA	$69.0	$(20.9)	$2.0	$(13.0)	$2.9	$40.0

Infrastructure: Net income from our Infrastructure segment for the nine months ended September 30, 2023 decreased $3.5 million to $19.8 million from $23.3 million for the nine months ended September 30, 2022. Adjusted EBITDA from our Infrastructure segment for the nine months ended September 30, 2023 increased $1.6 million to $70.6 million from $69.0 million for the nine months ended September 30, 2022. The increase in Adjusted EBITDA was primarily driven by DBMG's commercial structural steel fabrication and erection business and increased contribution from the construction modeling and detailing business. While the commercial structural steel fabrication and erection business experienced customer and general contractor driven delays in the current period that impacted its revenue, Adjusted EBITDA saw margin improvement as projects completed in the comparable period, which had lower margins due to market pressure on point-of-sale project margins during the COVID-19 pandemic, were replaced with more recent projects with higher point-of-sale margins in the current period. This was partially offset by lower contributions from Banker Steel and the industrial maintenance and repair businesses due to the timing of projects, as well as an increase in recurring SG&A, primarily compensation-related expenses.

Life Sciences: Net loss from our Life Sciences segment for the nine months ended September 30, 2023 decreased $5.6 million to $9.3 million from $14.9 million for the nine months ended September 30, 2022. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2023 decreased $4.9 million to $16.0 million from $20.9 million for the nine months ended September 30, 2022. The decrease in Adjusted EBITDA loss was primarily due a decrease in SG&A expenses at R2, driven by a decrease in compensation-related expenses, research and development and marketing costs as a result of cost reduction initiatives, as well as lower equity method losses recognized from our investment in MediBeacon in the current period, as a result of suspended losses due to the investment's carrying amount being reduced to zero. The decrease was partially offset by higher equity method losses from our investment in Triple Ring driven by a gain on debt extinguishment recognized in the comparable period.

Spectrum: Net loss from our Spectrum segment for the nine months ended September 30, 2023 increased $6.3 million to $16.8 million from $10.5 million for the nine months ended September 30, 2022. Adjusted EBITDA from our Spectrum segment for the nine months ended September 30, 2023 decreased $1.1 million to $0.9 million from $2.0 million for the nine months ended September 30, 2022. The decrease in Adjusted EBITDA was primarily due to an increase in SG&A expenses at station group, driven by an increase in salaries and benefits and severance expense, which were partially offset by the elimination of Network's EBITDA losses in the comparable period as a result of the termination of Network and an increase in station revenues, which launched new markets and networks with its customers in the current period.

Non-operating Corporate: Net loss from our Non-operating Corporate segment for the nine months ended September 30, 2023 decreased $2.6 million to $27.8 million from $30.4 million for the nine months ended September 30, 2022. Adjusted EBITDA loss from our Non-operating Corporate segment for the nine months ended September 30, 2023 decreased $2.0 million to $11.0 million from $13.0 million for the nine months ended September 30, 2022. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in legal and settlement expenses, decreases in bonus expense, salaries and benefits from reduced headcount, as well as a net decrease in severance expense, which related to the Company's former Chief Operating Officer in the current period and to the Company's former Chief Legal Officer in the prior period.

Other and Eliminations: Net income from our Other and Eliminations segment for the nine months ended September 30, 2023 increased $5.9 million to $8.2 million from $2.3 million for the nine months ended September 30, 2022. Adjusted EBITDA from our Other segment for the nine months ended September 30, 2023 decreased $3.9 million to an Adjusted EBITDA loss of $1.0 million from Adjusted EBITDA income of $2.9 million for the nine months ended September 30, 2022. The decrease in Adjusted EBITDA was driven by reduced contribution from HMN, which was sold on March 6, 2023 and severance related expense at TIC Holdco, Inc.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Increase / (Decrease)	2023	2022	Increase / (Decrease)
Infrastructure	$30.8	$27.6	$3.2	$70.6	$69.0	$1.6
Life Sciences	(4.3)	(7.6)	3.3	(16.0)	(20.9)	4.9
Spectrum	(0.3)	0.3	(0.6)	0.9	2.0	(1.1)
Non-operating Corporate	(4.1)	(5.0)	0.9	(11.0)	(13.0)	2.0
Other and Eliminations	—	1.1	(1.1)	(1.0)	2.9	(3.9)
Adjusted EBITDA	$22.1	$16.4	$5.7	$43.5	$40.0	$3.5

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

Infrastructure Segment

As of September 30, 2023, DBMG's backlog was $1,265.5 million, consisting of $1,154.0 million under contracts or purchase orders and $111.5 million under letters of intent or notices to proceed. Approximately $571.4 million, representing 45.2% of DBMG’s backlog as of September 30, 2023, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $8.2 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process of the Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes, Revolving Line of Credit, CGIC Unsecured Note, and dividend payments on its Preferred Stock and recurring operational expenses.

On a consolidated basis, as of September 30, 2023, we had $55.7 million of cash and cash equivalents, excluding restricted cash, compared to $80.4 million as of December 31, 2022. On a stand-alone basis, as of September 30, 2023, our Non-operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $1.5 million compared to $9.1 million at December 31, 2022.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, over-the-air ("OTA") broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of September 30, 2023, we had $756.8 million of principal indebtedness on a consolidated basis compared to $725.3 million as of December 31, 2022, a net increase of $31.5 million, which was primarily due to the issuance of the $35.1 million CGIC Unsecured Note, the issuance of additional debt at R2 Technologies in principal amount of $6.6 million, partially offset by a $10.2 million net decrease in debt at our Infrastructure segment.

As of September 30, 2023, on a stand-alone basis, our Non-operating Corporate segment indebtedness increased to $436.9 million from $401.8 million as of December 31, 2022, an increase of $35.1 million, attributable to the issuance of the $35.1 million CGIC Unsecured Note. As of September 30, 2023, our Non-Operating Corporate segment's stand-alone indebtedness consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, $35.1 million principal amount CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on the Revolving Line of Credit. Our Non-operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note will increase from 9% per annum to 16% per annum on May 9, 2024 and from 16% per annum to 32% per annum on May 9, 2025.

We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received $7.0 million and $18.3 million in tax sharing payments from its Infrastructure segment for the three and nine months ended September 30, 2023, respectively.

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

On March 15, 2023, DBMGi received a redemption notice from CGIC, the holder of the Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBMGi (the “DBMGi Preferred Stock”) requesting that DBMGi redeem 41,820.25 shares of DBMGi Preferred Stock, representing all of the issued and outstanding shares of DBMGi Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby the Company agreed to purchase the 41,820.25 shares of DBMGi Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Preferred Stock as well as an accrued dividend of $0.4 million, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, and is subject to and qualified in its entirety by reference to the full text of the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, which were filed with our Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023, as Exhibits 10.5 and 10.6, respectively, and are incorporated herein by reference. On May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement. Additionally, on July 31, 2023, INNOVATE drew an additional $7.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $20.0 million as of September 30, 2023.

On November 7, 2023, Lancer Capital, LLC (“Lancer”), a related party and an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors and a beneficial owner of the Company, provided a letter of support for up to $35.0 million to the Company expressing Lancer’s continued support for the Company and Lancer’s intent to facilitate the provision of additional funding as reasonably requested by the Board through the earlier of November 30, 2024 or the date on which the Company closes any sale or series of sales of debt or equity security raised of the Company, both as defined in the letter, resulting in aggregate net proceeds to the Company of greater than or equal to $35.0 million. Management believes that with the available cash on hand, available borrowings under the Revolving Line of Credit, distributions from the Company’s subsidiaries and the letter of support from Lancer, the Company will be able to meet its obligations for at least the next twelve months from the issuance of the Condensed Consolidated Financial Statements.

The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, that it will be able, to the extent needed, to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute the holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Infrastructure	$5.5	$6.9	$12.5	$13.5
Life Sciences	—	0.2	0.3	0.3
Spectrum	0.2	0.4	0.8	2.5
Non-operating Corporate	—	—	0.3	—
Total	$5.7	$7.5	$13.9	$16.3

Indebtedness

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the senior secured notes that were due in 2021 and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1st and August 1st of each year. For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in our 2022 Annual Report, which was filed with the SEC on March 14, 2023.

2026 Convertible Notes

As of September 30, 2023, we had $51.8 million 2026 Convertible Notes outstanding. The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year. For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in our 2022 Annual Report, which was filed with the SEC on March 14, 2023.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

We have a revolving credit agreement with MSD PCOF Partners IX, LLC which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of September 30, 2023. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% plus and is payable quarterly. The maturity date of the Revolving Line of Credit is March 16, 2025. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million.

In March 2023, the Company paid down $15.0 million of the Revolving Credit Agreement, and in May and July 2023, INNOVATE drew an aggregate additional $15.0 million under the Revolving Credit Agreement, bringing the outstanding balance to $20.0 million as of September 30, 2023.

For additional information on the terms and conditions of the Revolving Credit Facility, including guarantees, ranking and collateral, refer to Note 13. Debt Obligations to the Consolidated Financial Statements included in our 2022 Annual Report, which was filed with the SEC on March 14, 2023.

CGIC Unsecured Note

On May 9, 2023, in connection with the redemption of the DBMGi Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to Footnote 15. Temporary Equity and Equity and 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Infrastructure

As of September 30, 2023, our Infrastructure segment had an aggregate principal amount of outstanding debt of $232.8 million. On August 2, 2022, DBMG negotiated and finalized an amendment to its UMB Revolving Line which included a retrospective change to the terms of the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things. Subsequent to quarter end, on November 2, 2023, UMB indicated its intent to extend the maturity date of the Revolving Line from May 31, 2024 to September 30, 2025. As part of the modification, the interest rate spread for the Revolving Line will be increased by 0.35% across all tiers, and the interest rate floor will be increased from 3.0% to 4.25%. No definitive agreements have been signed as of the filing date of this Form 10-Q Quarterly Report. There can be no assurances that the final signed agreements with UMB will close on the aforementioned terms or if at all.

Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

As of September 30, 2023, our Life Sciences segment has aggregate principal outstanding debt of $17.4 million.

During 2022, R2 Technologies entered into an aggregate $10.8 million in 18% notes with Lancer Capital, LLC ("Lancer"), a related party, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors. In February 2023, R2 Technologies closed on an additional aggregate $0.9 million in 18% notes with Lancer. On March 31, 2023, R2 Technologies entered into an exchange agreement with Lancer, which terminated all prior outstanding notes and simultaneously issued a new 20% note with an aggregate original principal amount of $13.0 million, which comprised of all prior outstanding principal amounts and unpaid accrued interest which was capitalized into the new principal balance. Future interest will be payable upon maturity of the 20% note. During the second and third quarters of 2023, R2 Technologies closed on an additional $2.7 million and $1.7 million, respectively, in 20% notes with Lancer. As of September 30, 2023, the total outstanding principal amount of 20% payable to Lancer was $17.4 million.

In addition, during the third quarter of 2023, R2 entered into an amendment with Lancer to extend the maturity date of all outstanding 20% notes payable to Lancer to the earlier of November 15, 2023 or within 5 business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

Spectrum

As of September 30, 2023, our Spectrum segment has aggregate principal outstanding debt of $69.7 million.

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. The effective interest rates on the notes range from 12.8% to 19.6%. Interest is capitalized and payable upon maturity of the principal. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million, and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the condensed consolidated balance sheet.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes in December 2022, Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants have a five-year term and are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Non-controlling interest of $3.1 million.

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from May 31, 2024 to August 15, 2024. In exchange, Broadcasting incurred an additional exit fees of $1.1 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Condensed Consolidated Balance Sheet.

Subsequent to quarter end, on November 9, 2023, Broadcasting entered into a Ninth Amendment to its Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from August 15, 2024 to August 15, 2025. In exchange, INNOVATE has agreed to utilize proceeds from the sale of any of its existing operations, as allowable under the Company's current agreements and after all other required payments, for repayment of a portion of Broadcasting's Senior Secured Notes, plus an additional exit fee upon such a repayment of $1.0 million if repayment occurs by November 9, 2024, and $2.0 million if repayment occurs after that date. Upon payment of the exit fee, the lenders also agree to return their equity interests in HC2 Broadcasting Holdings, Inc. and its subsidiary equity interests.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash payments on Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of September 30, 2023, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of September 30, 2023, the Company was in compliance with this covenant.

The instruments governing the Company’s Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

The Company has conducted its operations in a manner that has resulted in compliance with the Secured Indenture; however, compliance with certain financial covenants for future periods may depend on the Company or one or more of the Company’s subsidiaries undertaking one or more non-operational transactions, such as the management of operating cash outflows, a monetization of assets, a debt incurrence or refinancing, the raising of equity capital, or similar transactions. If the Company is unable to remain in compliance and does not make alternate arrangements, an event of default would occur under the Company’s Secured Indenture which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance the Company will be able to complete any non-operational transaction it may undertake to maintain compliance with covenants under the Secured Indenture or, even if the Company completes any such transaction, that it will be able to maintain compliance for any subsequent period.

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Coverage Ratio covenant, as defined in the agreement.

As of September 30, 2023, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities and the amount of the respective changes between the years (in millions):

	September 30		Increase / (Decrease)
	2023	2022
Cash used in operating activities	(34.7)	(72.2)	37.5
Cash provided by (used in) investing activities	41.2	(18.3)	59.5
Cash (used in) provided by financing activities	(30.6)	73.2	(103.8)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(2.5)	1.5
Net decrease in cash and cash equivalents, including restricted cash	$(25.1)	$(19.8)	$(5.3)

Operating Activities

Cash used in operating activities was $34.7 million for the nine months ended September 30, 2023, as compared to $72.2 million for the nine months ended September 30, 2022, a decrease in cash used of $37.5 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and operating margins, but can also be affected by working capital needs associated with our operations. For the nine months ended September 30, 2023, the decrease in cash used in operating activities was primarily due to a net decrease in working capital cash outflows, primarily from changes in contract-related assets and liabilities at our Infrastructure segment, which was partially offset by an increase in net loss after non-cash adjustments.

Investing Activities

Cash provided by investing activities was $41.2 million for the nine months ended September 30, 2023 as compared to cash used in investing activities of $18.3 million for the nine months ended September 30, 2022, an improvement of $59.5 million. The improvement in cash provided by investing activities was primarily driven by the $54.2 million of gross cash proceeds received from the sale of New Saxon's 19% investment in HMN on March 6, 2023. Capital expenditures, net of disposals for the nine months ended September 30, 2023 were $12.4 million, as compared to $14.4 million for nine months ended September 30, 2022, a net decrease in cash used in PP&E activity of $2.0 million, primarily due to the completion of the Spectrum station build-out subsequent to the comparable period in 2022. Additionally, the nine months ended September 30, 2022 had included a $4.5 million loan to MediBeacon in the first quarter of 2022, while the current period includes $1.0 million in loans to MediBeacon in the third quarter of 2023.

Financing Activities

Cash used in financing activities was $30.6 million for the nine months ended September 30, 2023 as compared to cash provided by financing activities of $73.2 million for the nine months ended September 30, 2022, an increase in cash used of $103.8 million. The increase in cash used in financing activities was primarily driven by a decrease in net proceeds from our credit facilities of $81.7 million, primarily from a decrease in net proceeds from Infrastructure's UMB Revolving Line of $66.7 million and a decrease in net proceeds from our Non-Operating Corporate Revolving Line of Credit of $15.0 million. In addition, during the nine months ended September 30, 2023, we made $15.9 million in distributions to non-controlling interests and redeemable non-controlling interests related to the sale of New Saxon's 19% investment in HMN on March 6, 2023 and also made a $7.0 million payment in connection with the repurchase the DBMGi Series A Preferred Stock. Compared to the prior period, proceeds from other debt obligations decreased by $4.6 million, which was partially offset by a decrease in principal payments on other debt obligations.

Infrastructure

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBMG’s operating expenses, interest payments on debt, and capital expenditures. DBMG's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing its contracts. DBMG attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBMG generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. DBMG relies on its credit facilities to meet its working capital needs. DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be adequate to meet all funding requirements for its operating expenses, working capital needs, interest payments on debt and capital expenditures for the foreseeable future. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the September 30, 2023 debt balance, DBMG anticipates that its interest payments will be approximately $3.3 million for the fourth quarter of 2023.

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

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended September 30, 2023. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023.

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
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Unsecured Note and Revolving Credit Agreement, the Certificates of Designation governing INNOVATE’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 13. Debt Obligations to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC March 14, 2023 and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the nine months ended September 30, 2023, we withheld 59,732 shares at an average price per share of $2.94 as payment of withholding taxes in connection with the vesting of employee equity awards. There were no shares withheld for taxes during the three months ended September 30, 2023.

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

10.1
Senior Secured Promissory Note and amendment dated as of July 14, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023)

10.2
Amendment of Senior Secured Promissory Notes dated as of July 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023)

10.3
Senior Secured Promissory Note dated as of July 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023)

10.4
Eighth Omnibus Amendment to Secured Notes, dated as of August 8, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023)

10.5	Financial Support Commitment from Lancer Capital LLC dated August 11, 2023 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023)

10.6	Senior Secured Promissory Note dated as of August 15, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.7	Amendment of Senior Secured Promissory Notes dated as of August 15, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

10.8^
Separation Agreement dated as of September 21, 2023 by and between Suzi Herbst and INNOVATE Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on September 21, 2023)

10.9^
Employment Agreement dated as of October 6, 2023 by and between Paul K. Voigt and INNOVATE Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 11, 2023)

10.10	Amended and Restated Financial Support Commitment Letter from Lancer Capital LLC dated November 7, 2023 (filed herewith)

10.11
Ninth Omnibus Amendment to Secured Notes, dated as of November 9, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (filed herewith)

10.12
Side Letter to Ninth Omnibus Amendment to Secured Notes, dated as of November 9, 2023, by and among,HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network, Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings, Inc., HC2 Broadcasting Holdings, Inc., and MassMutual Life Insurance Company and Great American Insurance Company (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 9, 2023