Form 10-K
period 2023-12-31
INNOVATE Corp.
filed 2024-03-06
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File No. 001-35210

INNOVATE CORP. (Exact name of registrant as specified in its charter)

Delaware	54-1708481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
295 Madison Ave., 12th Floor, New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 235-2691
(Registrant’s telephone number, including area code)

222 Lakeview Ave., Suite 1660, West Palm Beach, FL 33401
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of INNOVATE’s common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $86.3 million based on the closing sale price of the Common Stock on such date.
As of February 29, 2024, 79,234,991 shares of common stock, par value $0.001, were outstanding.

Documents Incorporated by Reference:
The registrant's definitive Proxy Statement to be to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2024 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

General

INNOVATE is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2023, our three operating platforms or reportable segments, based on management’s organization of the enterprise, are Infrastructure, Life Sciences and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

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

Overall Business Strategy

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer-term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. We have generally pursued either controlling positions in durable, cash-flow generating businesses and assets that will enhance our current businesses in Infrastructure, Life Sciences and Spectrum or companies we believe exhibit substantial growth potential, which may be unrelated to the Company’s then-current operating segments. In connection with any such acquisition, we may choose to actively assemble or re-assemble a company’s management team to ensure the appropriate expertise is in place to execute the operating objectives of such business. We view ourselves as strategic and financial partners and seek to align our management teams’ incentives with our goal of delivering sustainable long-term value to our stakeholders.

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

Our strategic process includes a continual evaluation of our existing businesses which may include a sale of businesses or operating segments. We consider many factors as we go through our evaluation, which include, but are not limited to, market factors and opportunity, growth prospects and internal needs. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible dispositions, mergers and public offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement, and if they do, what the terms or timing of any agreement would be.

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

Employees

As of December 31, 2023, we had 3,946 full-time employees and 78 part-time employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Infrastructure Segment (DBMG)

DBM Global Inc. (“DBMG”) is a fully integrated construction company offering both construction and professional services primarily through its core subsidiaries, Schuff Steel Company ("SSC"), Banker Steel (“Banker”) and GrayWolf Industrial (“GrayWolf”) to a wide variety of commercial and industrial market segments. These companies provide services to their clients including design-assist, modularization, fabrication and erection of structural steel, heavy steel plate, trusses and girders, heavy equipment installation, as well as facility services for maintenance and shutdowns. The companies enable best delivery of preconstruction, construction and operations services by leveraging the capabilities of the DBM Vircon (“Vircon”) business, which provides construction modeling, rebar and steel detailing, industrial design, and digital engineering services. In addition, through its Aitken business ("Aitken"), DBMG manufactures pressure vessels, strainers, filters, separators and a variety of customized products.

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

Strategy

DBMG’s objective is to achieve and maintain a leading position in the geographic regions and project segments that it serves by providing timely, high-quality services to its customers. DBMG pursues this objective with a strategy comprised of the following components:

•Pursue Large, Value-Added Design-Build Projects: DBMG’s unique ability to offer design-build services, a full range of steel construction services and project management capabilities makes it a preferred partner for complex, design-build construction projects in the geographic regions it serves. This capability often enables DBMG to bid against fewer competitors in a less traditional, more negotiated selection process on these kinds of projects, thereby offering the potential for higher margins while providing overall cost savings and project flexibility and efficiencies to its customers;

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

•Emphasize Innovative Services: DBMG focuses its building information modeling ("BIM"), digital engineering, design-build, engineering, detailing, fabrication, erection, and construction expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex BIM modeling, detailing, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications, piping, machinery rigging and setting, deep foundations, and specialty welding. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums, uniquely designed hotels and casinos, pulp and paper mills, chemical plants, and other industrial and manufacturing facilities;

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

Services and Customers

DBMG consists of five business units spread across diverse markets: Schuff Steel Company (steel fabrication and erection), Banker Steel (steel fabrication and erection), DBM Vircon (steel detailing, rebar detailing, bridge detailing, BIM modeling services and BIM management services), the Aitken product line (manufacturing of equipment for the oil and gas industry), and GrayWolf (industrial multi-discipline construction, modularization, steel fabrication and erection, specialty facility maintenance, repair, and installation services, as well as management of smaller structural steel projects, leveraging subcontractors).

For the year ended December 31, 2023, revenues were as follows (in millions):

	Revenue	% of Total Revenue
SSC	$575.5	41.2%
Banker Steel	589.2	42.2%
GrayWolf	189.7	13.6%
DBM Vircon	35.2	2.5%
Aitken	7.6	0.5%
Total	$1,397.2	100.0%

The majority of DBMG's business is in North America, but DBM Vircon provides detailing services on five continents, and SSC provides fabricated steel to Canada and other select countries. In 2023, DBMG's two largest customers represented approximately 41.3% of DBMG's revenues. In 2022, DBMG’s two largest customers represented approximately 28.7% of DBMG's revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 96% - 100% and a sales pipeline that includes approximately $6.6 billion in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly fragmented across many small firms.

DBMG achieves a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive digital engineering, design-build and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication, erection, and multi-discipline industrial construction capabilities combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its 14 fabrication shops in the United States and 32 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, and the UK.

DBMG operates with minimal bonding requirements, with a balance of 34.1% of DBMG's total backlog of $1,057.2 million as of December 31, 2023, and bonding is reduced as projects are billed rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

SSC believes that the variety of services it offers to its customers enhances its ability to obtain and successfully complete projects. These services fall into six distinct groups: design-assist/design-build, pre-construction design and budgeting, steel management, fabrication, erection, and BIM:

•Design-Assist/Design-Build: Using the latest technology and BIM, SSC works to provide clients with cost-effective steel designs. The end result is turnkey-ready, structural steel solutions for its diverse client base;

•Pre-Construction Design and Budgeting: Clients who contact SSC in the early stages of planning can receive an SSC-performed analysis of the structure and cost breakdown. Both of these tools allow clients to accurately plan and budget for any upcoming project;

•Steel Management: Using SSC’s proprietary Steel Integrated Management System ("SIMS"), SSC can track any piece of steel and instantly know its location. Additionally, SSC can help clients manage steel subcontracts, providing clients with savings on raw steel purchases and giving them access to a variety of SSC-approved subcontractors;

•Fabrication: Through its six fabrication shops in Arizona, California, Kansas, and Utah, SSC has one of the highest fabrication capacities in the United States, with approximately 1.1 million square feet under roof and a maximum annual fabrication capacity of approximately 287,000 tons;

•Erection: Named the top steel erector in the United States for 2007, 2008, 2011, 2013-2020, and 2022, and the second top steel erector for 2021 and 2023 by Engineering News-Record, SSC knows how to add value to its projects through the safe and efficient erection of steel structures; and

•BIM: SSC uses BIM on every project to manage its role efficiently. Additionally, SSC’s use of SIMS in conjunction with its proprietary BIM platform, Visualizer, allows for real-time reporting on a project’s progress and an information-rich model review.

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

•Fabrication: Through its five fabrication shops in Florida, New Jersey, South Carolina and Virginia, Banker Steel has maximum annual fabrication capacity of approximately 189,000 tons with approximately 584,000 square feet of space; typically focusing on complex, non-commoditized jobs with intensive fabrication requirements; and

•Erection: Banker Steel offers a full suite of erection services including horizontal and vertical erection services.

GrayWolf provides services including industrial multi-discipline construction, modularization, steel fabrication, steel construction management, maintenance, repair, erection, and installation to a diverse range of end markets in order to provide high-quality outage, turnaround, and new installation services to customers. GrayWolf provides the following services through its two major brands: GrayWolf Integrated Construction (formerly Titan Contracting, Titan Fabricators, and Inco Services), and Milco National Constructors.

•Multi-discipline construction and modularization services: GrayWolf offers multi-discipline construction services to manufacturing, power, petrochemical, refining, data center, oil and gas and other industrial markets. Its services including modularization, plant maintenance, specialty welding, equipment rigging and setting, and mechanical and electrical construction to customers in the power, industrial, petrochemical, water treatment, and refining markets at a national level;

•Specialty construction solutions for processing markets: Customers in the pulp and paper, metals, mining and minerals, oil and gas and petrochemical markets utilize GrayWolf’s specialized solutions including plant maintenance, process piping, equipment setting, and tank and vessel fabrication and erection that are catered to the needs and specifications of the customer’s industry;

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

•Steel Detailing: Utilizing industry leading technologies, DBM Vircon provides steel detailing services which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, NC files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping;

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

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2023, DBMG, through SSC and Banker Steel, purchased approximately 34.4% of the total value of steel and steel components purchased from two domestic steel vendors. Refer to Item 1A - Risk Factors - "Risks Related to the Infrastructure segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

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

Upon selection of projects to bid or price, DBMG’s estimating departments review and prepare projected costs of shop, field, detail drawing preparation and equipment hours, steel and other raw materials, and other costs. With respect to bid projects, a formal bid is prepared detailing the specific services and materials DBMG plans to provide, along with payment terms and project completion timelines. Upon acceptance, DBMG’s bid proposal is finalized in a definitive contract.

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

Employees

As of December 31, 2023, DBMG employed 3,884 full-time and 73 part-time (1,033 salaried and 2,924 hourly) people across the globe, including the U.S., Canada, Australia, New Zealand, India, the Philippines, the UK and Mexico. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by various trade unions. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 14.1% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2023, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

Life Sciences Segment (Pansend Life Sciences, LLC)

Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"). Pansend maintains controlling interests of approximately 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and approximately 56.6% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including an approximate 46.2% interest in MediBeacon Inc. ("MediBeacon"), an approximate 1.9% interest in Triple Ring Technologies, Inc. ("Triple Ring"), and an approximate 20.1% interest in Scaled Cell Solutions, Inc.

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

In 2019, R2 closed on its Series B Preferred Stock financing round with its strategic partner, Huadong Medicine Company, Ltd., (“Huadong”). In connection with a $30 million investment to be made by Huadong in installments based on pre-determined milestones, R2 entered into a distribution agreement with Huadong under which R2 granted Huadong exclusive rights to distribute all of R2's products in the Asia-Pacific region, and R2 is entitled to receive a share of Huadong's net sales from such products. R2 received the final installment of the $30 million investment from Huadong on February 3, 2021.

In 2021, Pansend invested $15 million in R2's Series C Preferred Stock at a post-money valuation of $150 million for R2.

R2 currently has four products in various stages of commercialization and development:

1.Glacial Rx – Launched in the first quarter of 2021 in the United States after receiving U.S. Food and Drug Administration (“FDA”) clearance for use in dermatologic procedures for the removal of benign lesions of the skin and for use when cooling is intended for the temporary reduction of pain, swelling, inflammation, and hematoma from minor surgical procedures. When used with R2 Dermabrasion Tips, the intended use includes general dermabrasion, scar revision, acne scar revision and tattoo removal. The Glacial Rx system effectively and comfortably addresses these conditions, leaving the skin with a smoother and brighter appearance with little downtime for the patient. The Glacial Rx system is sold into medical practices and is operated by trained healthcare professionals.

2.Glacial Spa – Launched in the first half of 2022 in China after receiving China Non-Medical Classification, the Glacial Spa is a cooling experience used to even skin tone, and brighten and lighten skin. The Glacial Spa system will be sold by Huadong’s existing sales force to spas and is intended to be operated by a trained aesthetician.

3.Glacial fx – Launched in the third quarter of 2023 in the United States and Canada, the Glacial fx is intended to brighten, calm, and stimulate healthy, youthful skin through its intelligent precision cooling technology. The Glacial fx system expands R2’s North America market into all practice types, including nonmedical and retail chains, and is intended to be operated by a trained aesthetician.

4.Glacial AI – Currently undergoing research and development, the Glacial AI is an autonomous, robotic cooling device focused on whole-body skin lightening and brightening.

Sales and Distribution

In North America, R2 utilizes a direct sales force to sell Glacial Rx and Glacial fx. As of December 31, 2023, R2 had a North American sales force of 18 employees, total full-time employees of 36 and 4 part-time employees.

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

The Glacial Rx product (also known as the Dermal Cooling System) has received 510(k) clearance from the FDA as a cryosurgical instrument intended for the use in dermatologic procedures for the removal of benign lesions of the skin; temporary reduction of pain, swelling, inflammation and hematoma from minor surgical procedures; use of optional dermabrasion tip accessories for general dermabrasion, scar revision, acne scar revision, and tattoo removal; pain minimization, inflammation, and thermal injury during laser and dermatological treatments and for temporary anesthetic relief of injections.

We have received regulatory approval or are otherwise free to market the Glacial Rx product in numerous international markets. Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies, including establishment registration and device listing with the FDA. We are required to adhere to applicable regulations detailed in the FDA’s current Good Manufacturing Practices ("cGMP") as set forth in the Quality System Regulation, which include among other things, testing, control and documentation requirements. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance of devices, withdrawal of marketing approvals and criminal prosecutions. We and our contract manufacturer have designed and operate our manufacturing facilities under the FDA's cGMP requirements and are subject to periodic inspection by the FDA for compliance with regulatory requirements.

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

In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: EN ISO 13485:2016 Medical Devices - Quality Management Systems - Requirements for regulatory purposes and Medical Device Single Audit Program (US and Canada). In November 2023, we were audited by our Certification Body, SGS, and there were no findings or observations.

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

Patents and Proprietary Technology

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2023, our patent portfolio comprised 115 issued patents and 42 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our CryoModulation technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from General Hospital Corporation, which owns and operates the Massachusetts General Hospital ("MGH") and generally relate to our core technology. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2035 or later.

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

Patent License Agreement

On December 8, 2014, the Company entered into a Patent License Agreement with MGH, whereby R2 may use certain licensor assets and patent rights for the commercial development, manufacturing, distribution and use in products and processes. The agreement, as amended, calls for royalties to be paid at 8% of net sales of all products and processes with minimum guarantees. Annual minimum royalty payment commitments are as follows: $75,000 on the first anniversary, $100,000 on the second anniversary, $150,000 on the third anniversary, and $200,000 on the fourth anniversary of the effective date that occurs following the first commercial sale, and each subsequent anniversary of the effective date thereafter through the term. In addition, the agreement provides for R2 to pay a milestone payment of $1,000,000 within sixty days of the earliest: (i) first commercial sale, (ii) first regulatory approval allowing sale or marketing of a product or process in any country, (iii) the first marketing of a product or process in any country.

As of December 31, 2023, we have completed all milestones associated with the license agreement with MGH and have made all required license fee and milestone payments to MGH described above. We continue to pay the royalty on net sales as required by the agreement and currently have no additional obligations to MGH resulting from any sublicensing agreement.

MediBeacon, Inc.

MediBeacon is developing a system that is intended to enable real-time monitoring and evaluation of kidney function. The Transdermal GFR Measurement System (“TGFR”) or kidney function measurement system is designed to allow non-invasive detection of the change in patient levels of a fluorescent kidney function tracer agent over time via a sensor placed on the patient’s skin. Better tools for the management of kidney patients are needed. This is one of the reasons FDA granted the TGFR a Breakthrough Device Designation in recognition that the technology has the potential to provide for more effective patient management. Chronic kidney disease is estimated to affect approximately 850 million people worldwide.

MediBeacon’s TGFR uses a highly engineered transdermal skin sensor combined with Lumitrace (relmapirazin), a novel fluorescent tracer agent that glows in the presence of light. The TGFR is designed to be the first system to enable real-time, monitoring of kidney function at the point-of-care. On October 22, 2018, the FDA granted Breakthrough Device designation to the TGFR for the measurement of Glomerular Filtration Rate (“GFR”) in patients with impaired or normal kidney function. Under the Breakthrough Device program, the FDA works with companies to expedite regulatory review in order to give patients more timely access to innovative diagnostic and therapeutic technologies. MediBeacon completed its U.S. phase 3 TGFR Pivotal Study in the first quarter of 2023 and during the second quarter of 2023, submitted the results of the study to the FDA.

The FDA has informed MediBeacon that, as part of the evaluation process for a breakthrough device, the TGFR will be presented at a “first of kind” FDA advisory committee meeting. Advisory committees provide independent expert advice to the FDA on broad scientific topics or on certain products to help the agency make sound decisions based on the available science. Advisory committees make non-binding recommendations to the FDA, which generally follows the recommendations but is not legally bound to do so.

In 2019, MediBeacon closed its Series B financing round with its strategic partner, Huadong. In connection with a $30 million staggered investment by Huadong, MediBeacon entered into an exclusive distribution agreement with Huadong, under which MediBeacon granted Huadong the exclusive rights to distribute all of MediBeacon’s products in Greater China, and MediBeacon will receive royalty payments on net sales of the TGFR system. Under this agreement, Huadong is also responsible for funding clinical trials, commercial and regulatory activities relating to the TGFR system in 25 countries in the Asia-Pacific region, including Greater China. MediBeacon received the first $15 million tranche during 2019 at a pre-money valuation of approximately $300 million. In 2020, Huadong amended their agreements to provide for Huadong to prepay, at a minimum, $20 million of future China royalties to fund registration of the TGFR system as a Class 1 device in China, allowing it to immediately enter the Chinese hospital system. As of December 31, 2023, approximately $26.3 million had been received.

On November 2022, MediBeacon and Huadong amended their existing agreements for Huadong to provide approximately $10 million in additional funding to MediBeacon including, at minimum, an additional $2.5 million in prepayment of future China royalties to accelerate other pre-commercialization activities. On February 23, 2023, pursuant to its amended commercial partnership with Huadong, MediBeacon issued $7.5 million of its preferred stock to Huadong at a pre-money valuation of approximately $400 million in exchange for additional shares of preferred stock, accelerating 50% of the remaining $15 million milestone investment due upon FDA approval of MediBeacon's TGFR.

MediBeacon fluorescent tracer agent-based monitoring systems hold promise in a range of potential medical applications, including:

1.Gastrointestinal permeability, which has the potential to transform management of autoimmune and inflammatory diseases, including Crohn’s disease. Grants from the Bill and Melinda Gates Foundation, in collaboration with scientists at Washington University School of Medicine in St. Louis and the Mayo Clinic, have supported MediBeacon’s research in this area. The first in-human clinical studies were completed to study the feasibility of using fluorescent tracer agent-based systems to quantify the permeability of the gastrointestinal tract in patients with active Crohn’s disease.

2.Ocular angiography, which has the potential to diagnose and monitor vasculature leakage in the eye, a key factor in diagnosing and monitoring various diseases, including macular degeneration, diabetic retinopathy and retinal vasculitis while avoiding current potential clinical side effects such as allergic reactions, nausea and vomiting. MediBeacon was the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the National Institutes of Health (NIH). MediBeacon is pursuing research into the use of Lumitrace to visualize vasculature in the eye.

3.Surgical visualization feasibility, which has the potential to be used in open, laparoscopic and robotic surgeries to identify critical structures (e.g. ureters), tumor margins and blood flow in tissues in real-time. Research in this area is underway.

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

Scaled Cell Solutions, Inc.

Scaled Cell Solutions, Inc. is an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

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

As of December 31, 2023, Broadcasting operated 251 stations, including three Full-Power stations, 53 Class A stations and 195 Low Power Television ("LPTV") stations. Broadcasting stations are collectively able to broadcast approximately 1,700 sub-channels and reach 106 markets in the U.S., plus Puerto Rico, including 34 of the top 35 markets. Broadcasting has approximately 100 stations concentrated in the top 35 markets.

Operating Broadcast Stations

Below are Broadcasting’s operating stations as of December 31, 2023, listed by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	WKOB-LD	LPTV Station
		W02CY-D	LPTV Station
Los Angeles, CA	2	KHIZ-LD	LPTV Station
		KSKJ-CD	Class A Station
Chicago, IL	3	WPVN-CD	Class A Station
		W31EZ-D	LPTV Station
Philadelphia, PA	4	WDUM-LD	LPTV Station
		WZPA-LD	LPTV Station
		W25FG-D	LPTV Station
		WPSJ-CD	Class A Station
Dallas - Ft. Worth, TX	5	KHPK-LD	LPTV Station
		KPFW-LD	LPTV Station
		KNAV-LD	LPTV Station
		KODF-LD	LPTV Station
		K07AAD-D	LPTV Station
		KJJM-LD	LPTV Station
Houston, TX	6	KUVM-LD	LPTV Station
		KUGB-CD	Class A Station
		KUVM-CD	Class A Station
		KBMN-LD	LPTV Station
		KEHO-LD	LPTV Station
Atlanta, GA	7	WYGA-CD	Class A Station
		WUVM-LD	LPTV Station
		WDWW-LD	LPTV Station
		WUEO-LD	LPTV Station
Boston, MA	8	WLEK-LD	LPTV Station
San Francisco - Oakland - San Jose, CA	10	KQRO-LD	LPTV Station
		KEMO-TV	Full Power Station
Phoenix - Prescott, AZ	11	K12XP-D	LPTV Station
		KTVP-LD	LPTV Station
		KPDF-CD	Class A Station
Tampa - St Petersburg - Sarasota, FL	12	W31EG-D	LPTV Station
		W16DQ-D	LPTV Station
		WXAX-CD	Class A Station
		WTAM-LD	LPTV Station
Seattle, WA	13	KUSE-LD	LPTV Station
Detroit, MI	14	WDWO-CD	Class A Station
		WUDL-LD	LPTV Station
Minneapolis - St. Paul, MN	15	KWJM-LD	LPTV Station
		KJNK-LD	LPTV Station
		K33LN-D	Class A Station

		K28PQ-D	LPTV Station
		KMBD-LD	LPTV Station
		KMQV-LD	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	16	WATV-LD	LPTV Station
		WFEF-LD	LPTV Station
Denver, CO	17	KRDH-LD	LPTV Station
Miami - Ft. Lauderdale, FL	18	W16CC-D	LPTV Station
Cleveland - Akron - Canton, OH	19	WQDI-LD	LPTV Station
		WUEK-LD	LPTV Station
		WEKA-LD	LPTV Station
		KONV-LD	LPTV Station
Sacramento - Stockton - Modesto, CA	20	KBIS-LD	LPTV Station
		K04QR-D	LPTV Station
		KFTY-LD	LPTV Station
		KBTV-CD	Class A Station
		KFKK-LD	LPTV Station
		KAHC-LD	LPTV Station
		KFMS-LD	LPTV Station
		K12XJ-D	LPTV Station
Charlotte, NC	21	WVEB-LD	LPTV Station
		W15EB-D	Class A Station
		WHEH-LD	LPTV Station
Raleigh - Durham - Fayetteville, NC	22	WNCB-LD	LPTV Station
		WIRP-LD	LPTV Station
Portland, OR	23	KOXI-CD	Class A Station
St. Louis, MO	24	KPTN-LD	LPTV Station
		K25NG-D	Class A Station
		KBGU-LD	LPTV Station
		W09DL-D	LPTV Station
		WODK-LD	LPTV Station
		WLEH-LD	LPTV Station
Indianapolis, IN	25	WUDZ-LD	LPTV Station
		WSDI-LD	LPTV Station
		WQDE-LD	LPTV Station
Nashville, TN	26	WCTZ-LD	LPTV Station
		WKUW-LD	LPTV Station
Salt Lake City, UT	27	KBTU-LD	LPTV Station
Pittsburgh, PA	28	WJMB-CD	Class A Station
		WWLM-CD	Class A Station
		WMVH-CD	Class A Station
		WKHU-CD	Class A Station
		WWKH-CD	Class A Station
Baltimore, MD	29	WQAW-LD	LPTV Station
San Diego, CA	30	KSKT-CD	Class A Station
San Antonio, TX	31	K17MJ-D	LPTV Station
		KOBS-LD	LPTV Station
		K25OB-D	Class A Station
		KSAA-LD	LPTV Station
		KVDF-CD	Class A Station
		KISA-LD	LPTV Station
		KSSJ-LD	LPTV Station
Hartford - New Haven, CT	32	WTXX-LD	LPTV Station
		WRNT-LD	LPTV Station
Columbus, OH	33	WDEM-CD	Class A Station
Kansas City, MO	34	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
		KQML-LD	LPTV Station

Austin, TX	35	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
Milwaukee, WI	38	WTSJ-LD	LPTV Station
West Palm Beach - Ft. Pierce, FL	39	WDOX-LD	LPTV Station
		WWCI-CD	Class A Station
		WXOD-LD	LPTV Station
Las Vegas, NV	40	KNBX-CD	Class A Station
		KHDF-CD	Class A Station
		KEGS-LD	LPTV Station
		KVPX-LD	LPTV Station
		K36NE-D	Class A Station
Jacksonville, FL	41	WODH-LD	LPTV Station
		WKBJ-LD	LPTV Station
		WJXE-LD	LPTV Station
		WRCZ-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	46	WUOA-LD	LPTV Station
		WUDX-LD	LPTV Station
Oklahoma City, OK	47	KTOU-LD	LPTV Station
		KBZC-LD	LPTV Station
		KOHC-CD	Class A Station
Albuquerque - Santa Fe, NM	49	KQDF-LD	LPTV Station
		KWPL-LD	LPTV Station
Memphis, TN	50	W15EA-D	Class A Station
		WPED-LD	LPTV Station
		KPMF-LD	LPTV Station
		WQEK-LD	LPTV Station
		WQEO-LD	LPTV Station
New Orleans, LA	51	WTNO-CD	Class A Station
		WQDT-LD	LPTV Station
Fresno - Visalia, CA	52	K17JI-D	Class A Station
		KZMM-CD	Class A Station
Buffalo, NY	54	WWHC-LD	LPTV Station
		WVTT-CD	Class A Station
Ft. Myers - Naples, FL	55	WGPS-LD	LPTV Station
Richmond - Petersburg, VA	56	WUDW-LD	LPTV Station
		WWBK-LD	LPTV Station
		WFWG-LD	LPTV Station
Mobile, AL - Pensacola, FL	57	WWBH-LD	LPTV Station
		WEDS-LD	LPTV Station
Little Rock - Pine Bluff, AR	59	KWMO-LD	LPTV Station
		K23OW-D	LPTV Station
		KENH-LD	LPTV Station
Tulsa, OK	62	KZLL-LD	LPTV Station
		KUOC-LD	LPTV Station
Des Moines - Ames, IA	67	KRPG-LD	LPTV Station
		KAJR-LD	LPTV Station
		KCYM-LD	LPTV Station
Omaha, NE	71	KQMK-LD	LPTV Station
		KAJS-LD	LPTV Station
Wichita - Hutchinson, KS	72	KFVT-LD	LPTV Station
Springfield, MO	73	KFKY-LD	LPTV Station
		KCNH-LD	LPTV Station
Flint - Saginaw - Bay City, MI	74	WFFC-LD	LPTV Station
		W35DQ-D	LPTV Station
Rochester, NY	76	WGCE-CD	Class A Station
Madison, WI	77	W23BW-D	Class A Station
		WZCK-LD	LPTV Station

Charleston - Huntington, WV	79	WOCW-LD	LPTV Station
Huntsville - Decatur - Florence, AL	81	W34EY-D	Class A Station
Harlingen - Weslaco - Brownsville - McAllen, TX	82	KNWS-LD	LPTV Station
		KRZG-CD	Class A Station
		KAZH-LD	LPTV Station
Waco - Temple - Bryan, TX	83	KZCZ-LD	LPTV Station
		KAXW-LD	LPTV Station
Chattanooga, TN	84	WYHB-CD	Class A Station
Savannah, GA	85	WDID-LD	LPTV Station
		WUET-LD	LPTV Station
Charleston, SC	88	WBSE-LD	LPTV Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	90	W29CI-D	Class A Station
Champaign - Springfield - Decatur, IL	91	WCQA-LD	LPTV Station
		WEAE-LD	LPTV Station
		W23EW-D	LPTV Station
Shreveport, LA	92	K36MU-D	LPTV Station
Cedar Rapids - Waterloo - Iowa City, IA	94	KFKZ-LD	LPTV Station
		K17MH-D	LPTV Station
Baton Rouge, LA	95	K27NB-D	LPTV Station
		K29LR-D	LPTV Station
Ft. Smith - Fayetteville - Springdale - Rogers, AR	96	KAJL-LD	LPTV Station
		KFLU-LD	LPTV Station
Boise, ID	97	K17ED-D	Class A Station
		KFLL-LD	LPTV Station
		KBKI-LD	LPTV Station
		K31FD-D	Class A Station
Myrtle Beach - Florence, SC	99	W33DN-D	LPTV Station
South Bend - Elkhart, IN	100	KPDS-LD	LPTV Station
Greenville - New Bern - Washington, NC	102	W35DW-D	LPTV Station
Reno, NV	103	K07AAI-D	LPTV Station
Tallahassee, FL - Thomasville, GA	105	W21EL-D	LPTV Station
Lincoln - Hastings - Kearney, NE	106	KIUA-LD	LPTV Station
Evansville, IN	107	WDLH-LD	LPTV Station
		WELW-LD	LPTV Station
		WEIN-LD	LPTV Station
Ft. Wayne, IN	108	WCUH-LD	LPTV Station
		W30EH-D	LPTV Station
		W25FH-D	LPTV Station
		WFWC-CD	Class A Station
		WODP-LD	LPTV Station
Tyler - Longview- Nacogdoches, TX	109	KDKJ-LD	LPTV Station
		KCEB	Full Power Station
		KBJE-LD	LPTV Station
		KKPD-LD	LPTV Station
		KPKN-LD	LPTV Station
Augusta, GA - Aiken, SC	110	WIEF-LD	LPTV Station
Fargo - Valley City, ND	114	K15MR-D	LPTV Station
Yakima - Pasco - Richland - Kennewick, WA	116	K33EJ-D	Class A Station
		K28QK-D	LPTV Station
Traverse City - Cadillac, MI	118	W36FH-D	LPTV Station
Eugene, OR	119	KORY-CD	Class A Station
		K06QR-D	LPTV Station
Macon, GA	120	W28EU-D	LPTV Station
		WJDO-LD	LPTV Station
Montgomery - Selma, AL	121	WDSF-LD	LPTV Station
		WQAP-LD	LPTV Station
Santa Barbara - San Luis Obispo, CA	122	KLDF-CD	Class A Station

		KQMM-CD	Class A Station
		KDFS-CD	Class A Station
		KVMM-CD	Class A Station
		KSBO-CD	Class A Station
		KZDF-LD	LPTV Station
Peoria - Bloomington, IL	123	W27EQ-D	LPTV Station
Bakersfield, CA	124	KXBF-LD	LPTV Station
		KTLD-CD	Class A Station
Lafayette, LA	125	K21OM-D	LPTV Station
Columbus, GA - Opelika - Auburn, AL	126	W29FD-D	LPTV Station
		W31EU-D	LPTV Station
Wilmington, NC	128	WQDH-LD	LPTV Station
La Crosse - Eau Claire, WI	129	W23FC-D	LPTV Station
Corpus Christi, TX	130	K21OC-D	LPTV Station
		KCCX-LD	LPTV Station
		K32OC-D	LPTV Station
		KYDF-LD	LPTV Station
Amarillo, TX	131	KAUO-LD	LPTV Station
		KLKW-LD	LPTV Station
Columbia - Jefferson City, MO	136	K35OY-D	LPTV Station
Topeka, KS	140	K35KX-D	LPTV Station
Lubbock, TX	141	K32OV-D	LPTV Station
		KNKC-LD	LPTV Station
Palm Springs, CA	143	K21DO-D	Class A Station
Joplin, MO - Pittsburg, KS	151	KRLJ-LD	LPTV Station
		KPJO-LD	LPTV Station
Bangor, ME	156	W32FS-D	LPTV Station
		W20ER-D	LPTV Station
Biloxi-Gulfport, MS	157	W33EG-D	LPTV Station
Jackson, TN	175	WYJJ-LD	LPTV Station
Quincy, IL - Hannibal, MO - Keokuk, IA	176	WVDM-LD	LPTV Station
		K14SU-D	LPTV Station
Bowling Green, KY	180	WKUT-LD	LPTV Station
		WCZU-LD	LPTV Station
Puerto Rico	NA	WWKQ-LD	LPTV Station
	NA	WOST	Full Power Station
	NA	W20EJ-D	LPTV Station
	NA	W27DZ-D	LPTV Station
	NA	WQQZ-CD	Class A Station
(a) Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States.

Broadcast Operations

Broadcasting carries approximately 63 networks on its stations, distributing content across the U.S. Broadcasting provides free OTA programming to television viewing audiences in the communities it serves. The programming Broadcasting distributes includes networks targeting shopping, weather, sports and entertainment programming, as well as religious networks and networks targeting select ethnic groups.

Revenues

Broadcasting generates broadcast station revenue and, until the end of 2022, network advertising revenue from its operations. Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the related ad sales. In a typical broadcast station revenue agreement, the owner of a station makes available, for a fee, airtime on a station subchannel to a third party. The third party broadcasts during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract. The fees charged can be fixed or variable and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and are recognized as revenue when the subsequent usage occurs.

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

With the shut-down of the Azteca America network on December 31, 2022, Broadcast revenues in 2023 are now principally driven by channel leases and revenue share agreements with some 63 other networks carried on Broadcasting's stations.

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
•As of December 31, 2023, 245 operating stations are connected to Broadcasting's cloud-based IP backbone and can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. In 2018, FCC deregulation in TV broadcasting eliminated the need for full time employees and studio facilities in markets where Broadcasting operates Full-Power and Class A stations, thus allowing Broadcasting to operate these stations remotely at greater cost efficiency;
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

Competition

Our television stations compete in the U.S. domestic media market for multicast network tenants, viewer audiences and advertisers. In the last several years, there has been increasing competition from not just cable channels but also streaming services, digital platforms, social media, and internet-delivered video channels. These media platforms have taken market share from OTA broadcast stations like ours. Full Power stations delivering OTA multicast networks also represent direct competition in all our markets. Because our stations are mostly LPTVs and Class A stations, our signal coverage of a market is often less than that of Full Power stations, resulting in a competitive advantage for Full Power stations. As a result of improvements in digital compression technology over the last several years, many Full Power stations have increased the number of subchannels that they can lease to OTA multicast networks, resulting in increased competition in many of our markets over the last several years.

Because nearly all our stations are LPTV and Class A, they do not have primary channel “must carry” rights and, therefore, have no signal coverage and carriage on MVPD systems. Our lack of MVPD distribution materially affects our television stations’ competitive position in attracting programmers and viewers. Specifically, MVPD systems can increase a broadcasting station’s competition for viewers in a market by providing both cable networks and distant television station signals not otherwise available to the station’s audience. Other sources of competition for audiences, programming and advertisers include streaming services, connected televisions, internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems. Recent developments by many companies, including internet streaming service providers and internet website operators, have expanded, and are continuing to expand, the variety and quality of broadcast and non-broadcast video programming available to consumers via the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming has, and is expected to further become, available through non-traditional methods, which can directly impact the number of OTA TV viewers, and, thus, indirectly impact station revenues.

Government Approvals and Regulation

Federal broadcasting industry regulations limit our operating flexibility. The Federal Communications Commission ("FCC") regulates all local television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license; (ii) seek to renew or modify a license; (iii) purchase or sell a broadcast station license; and/or (iv) assign or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. Our FCC licenses must be renewed every eight years. The current television license renewal cycle began in 2020, and many of our licenses have been renewed, but others remain pending. While we cannot be certain that the FCC will renew the remaining licenses or that we will always obtain renewal grants in the future, the FCC has historically renewed the Company’s broadcast licenses in substantially all cases. The Company does not believe that the expiration or non-renewal of any of our FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

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

New Broadcast TV Technology: ATSC 3.0

In 2017, the FCC approved the Advanced Television Systems Committee's standards, ("ATSC 3.0"), the next generation broadcast standards defining how television signals are broadcast and interpreted. ATSC 3.0 is an enhancement to previous broadcast standards, providing enhanced picture and audio quality, mobility, addressability, increased capacity, and IP connectivity. ATSC 3.0 will offer a platform to merge linear programming and non-TV data services alongside OTA and over-the-top ("OTT"). Among the many emerging opportunities will be hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic targeted advertising; customizable content; better measurement and analytics; the ability to share data with devices connected to the Internet; flexibility to add streams as needed; an ultra-high definition picture quality with enhanced immersive audio; and connectivity to automobiles. In addition, ATSC 3.0 will provide new emergency capabilities including advanced alerting functions which can relay evacuation routes and device wake-up features. Many of these features will be available to mobile devices. Currently, Broadcasting is exploring commercial opportunities in datacasting on our platform that may offer incremental revenue opportunities over the next year.

Employees

As of December 31, 2023, Broadcasting employed 14 full-time employees and one part-time employee across the U.S.

Refer to Note 18. Operating Segments and Related Information for additional detail regarding our Segment's operations and financial information.

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

The information required by this item relating to our executive officers, directors and code of conduct is set forth in Item 10 of this Form 10-K. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2024 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

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
•Adoption of artificial intelligence ("AI") and government regulation

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

Risks Related to Our Businesses

INNOVATE is a holding company and its only material assets are its cash on hand, equity interests in its operating subsidiaries and its other investments. As a result, INNOVATE’s principal source of cash and cash flow is distributions from its subsidiaries and its subsidiaries may be limited by law and by contract in making distributions to INNOVATE.

As a holding company, INNOVATE's material assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2023, the Company had $80.8 million of cash and cash equivalents, excluding restricted cash. On a stand-alone basis, as of December 31, 2023, the Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $2.5 million.

INNOVATE’s principal source of cash and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $330.0 million in aggregate principal amount of 8.5% Senior Secured Notes due 2026 (the "Secured Notes"), $51.8 million aggregate principal of 7.50% convertible senior notes due 2026 (the "2026 Convertible Notes"), $35.1 million aggregate principal amount of 9.0% unsecured notes issued to the Continental General Insurance Company ("CGIC") due 2026 (the "CGIC Unsecured Note") and $20.0 million secured revolving credit agreement (the “Revolving Credit Agreement”), of which $20.0 million was drawn as of December 31, 2023, and to finance future acquisitions, is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to INNOVATE. INNOVATE’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by INNOVATE, they have no obligation to make any funds available to INNOVATE, whether in the form of loans, dividends, distributions or otherwise. The ability of INNOVATE’s subsidiaries to distribute cash to it is, and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, DBMG is a borrower under credit facilities that restrict their ability to make distributions or loans to INNOVATE. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to INNOVATE. For additional information, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under our outstanding indebtedness, and our obligations under our outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries' indebtedness, refer to Note 11. Debt Obligations to the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Any failure to comply with the restrictions in the agreements governing our indentures, or any agreement governing other indebtedness we could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. If any of these risks were to occur, our business and operations could be materially and adversely affected. Refer to Footnote 11. Debt Obligations to our Consolidated Financial Statements included in the Annual Report on Form 10-K for additional information.

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

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2023, our total outstanding indebtedness was $722.8 million and the accrued value of our outstanding preferred stock has a combined redemption value of $16.1 million with a current fair value as of December 31, 2023 of $16.4 million. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

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

We cannot assure you that we will recognize net income in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating businesses, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net loss attributable to INNOVATE of $35.2 million in 2023 and net loss attributable to INNOVATE of $35.9 million in 2022, and have incurred net losses in prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. For the years ended December 31, 2023 and 2022, we recognized cash flows provided by continuing operating activities of $26.5 million and cash used in continuing operating activities of $9.5 million, respectively.

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

On July 23, 2023, we announced the unexpected passing of Wayne Barr, our President, Chief Executive Officer and Director. Mr. Barr had served as a director of INNOVATE since January 2014 and as CEO since November 2020. Following Mr. Barr’s death, on July 25, 2023, Paul K. Voigt was named Interim Chief Executive Officer of the Company. Mr. Voigt has served as Senior Managing Director of Investments at Lancer Capital, LLC ("Lancer Capital") since 2019. From 2014 to 2018, Mr. Voigt served as Senior Managing Director of Investments of the Company and was involved with sourcing deals and capital raising for the Company.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2023 and 2022, management concluded that our internal control over financial reporting was effective.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002, (the "Sarbanes-Oxley Act") reveals or we otherwise identify one or more material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the trading price of our common stock and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations.

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

Our business requires a substantial number of personnel. Any failure to retain stable and dedicated labor by us may lead to disruption to our business operations. Although we have not experienced any labor shortages to date, we have observed an overall tightening and increasingly competitive labor market since 2021. We have experienced, and expect to continue to experience, increases in labor costs due to increases in salary and wages, social benefits and employee headcount. We compete with other companies in our industry and other labor-intensive industries for labor, and we may not be able to offer competitive remuneration and benefits compared to them. If we are unable to manage and control our labor costs, our business, financial condition and results of operations may be materially and adversely affected.

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

On October 27, 2022, the Company was notified by NYSE that the average closing price of the Company’s common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). On January 3, 2023, the Company was notified by the NYSE that it had regained compliance with this listing standard. On February 26, 2024, the Company was notified by the NYSE that the average closing price of the Company's common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by Section 802.01C. Pursuant to Section 802.01C, the Company has a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. The Company may regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the six-month cure period the Common Stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. If the Company is unable to regain compliance with the $1.00 share price rule within this period, the NYSE will initiate procedures to suspend and delist the Common Stock. If the common stock ultimately were to be delisted from the NYSE, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to sell its common stock in certain states within the United States, also potentially impacting the Company’s ability to raise financing. If the Company’s common stock is delisted from NYSE, the price paid by investors may not be recovered. As of the filing date of this Annual Report on Form 10-K, the Company has not regained compliance with Section 802.01C.

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

The efficient operation of our businesses is dependent on computer hardware and software systems. For instance, INNOVATE and its subsidiaries rely on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, track costs and operations, maintain client relationships and accumulate financial results. Information technology security threats - from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data - are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. Cybersecurity attacks could also include attacks targeting sensitive data or the security, integrity and/or reliability of the hardware and software installed in products we use. Additionally, the rapid advancement of AI may give rise to additional cyber vulnerabilities. Through generative AI, potential threats may have new tools to automate and refine attacks or evade detection. We treat such cybersecurity risks seriously given these threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We devote resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and we have implemented certain review and approval procedures internally and with our banks; and have implemented system-wide changes.

Despite our implementation of industry-accepted security measures and technology, our information systems are vulnerable to and have been in the past subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Although to date, such attacks have not had a material impact on our financial condition, results of operations or liquidity, there can be no assurance that our cyber-security measures and technology will adequately protect us from these and other risks, including internal and external risks such as natural disasters and power outages and internal risks such as insecure coding and human error. Attacks perpetrated against our information systems could result in loss of assets and critical information, theft of intellectual property or inappropriate disclosure of confidential information and could expose us to remediation costs and reputational damage. The inappropriate disclosure of confidential information or risk of theft of our intellectual property could result from the inappropriate use of AI systems by our employees, personnel, or business partners with access to such information, which could have an adverse effect on our business. In addition, the unexpected or sustained unavailability of the information systems or the failure of these systems to perform as anticipated for any reason, including cyber-security attacks and other intentional hacking, could subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers’ information and could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, sensitive data being lost or manipulated and could otherwise disrupt our businesses and result in decreased performance, operational difficulties and increased costs, any of which could adversely affect our business, results of operations, financial condition or liquidity.

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

As of December 31, 2023, the U.S. consolidated group had approximately $179.2 million of federal NOL carryforwards and $211.7 million of Code Section 163(j) interest limitation carryforwards available to offset our future taxable income, which NOLs will begin to expire in 2034. Pursuant to the Code Sections 382 and 383, use of our NOLs and certain other tax attributes may be limited by an “ownership change” within the meaning of Code Section 382 and applicable Treasury Regulations. If a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of a corporation’s stock owned by certain “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income or taxes may be limited.

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the "2021 Preservation Plan"). The 2021 Preservation Plan was intended to help protect the Company's ability to use its tax net operating losses and other certain tax assets ("Tax Benefits") by deterring an "ownership change," as defined under the Code, by a person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares. The 2021 Preservation Plan terminated on March 31, 2023, and, on April 1, 2023, the Company entered into a new Tax Benefits Preservation Plan (the “2023 Preservation Plan”). Refer to Note 16. Temporary Equity and Equity for additional information on both the expired 2021 Preservation Plan and 2023 Preservation Plan.

The 2023 Preservation Plan may adversely affect the marketability of our common stock by discouraging any individual, firm, corporation, partnership or other person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more shares of our common stock then outstanding. In addition, although the 2023 Preservation Plan is intended to reduce the likelihood of an ownership change that could adversely affect utilization of our NOLs, there is no assurance that the 2023 Preservation Plan will prevent all transfers that could result in such an ownership change. We may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership, some of which may be outside of our control. If the Company were to experience an ownership change as defined in Code Section 382, its ability to utilize these tax attributes would be substantially limited.

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

While we have adopted a code of ethics applicable designed to promote the ethical handling of actual or apparent conflicts of interest, we have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having an interest in any transaction to which we are a party or in which we have an interest. Additionally, we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have in the past engaged in transactions in which such persons have an interest (for example, the 2021 sale of CIG to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a former director of the Company). Subject to the terms of any applicable covenants in financing arrangements or other agreements, we may from time to time or may in the future enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the armed conflict in Ukraine and Israel, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

In the course of our acquisitions, we may not acquire 100% ownership of certain of our operating subsidiaries, or we may face delays in completing certain acquisitions, including in acquiring full ownership of certain of our operating companies. Once we complete acquisitions or reorganizations there can be no assurance that we will realize the anticipated benefits of any transaction, including revenue growth, operational efficiencies or expected synergies. If we fail to recognize some or all of the strategic benefits and synergies expected from a transaction, goodwill and intangible assets may be impaired in future periods. The negotiations associated with the acquisition and disposition of businesses could also disrupt our ongoing business, distract management and employees or increase our expenses.

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

We also own minority interests in a number of entities, such as MediBeacon, Triple Ring Technologies, Inc. and Scaled Cell Solutions, Inc., over which we do not exercise, or have only limited, management control, and we are, therefore, unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

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

If we fail to protect our intellectual property rights adequately, including through the improper use of AI by our personnel or business partners, our competitors might gain access to our technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and pending U.S. patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which we operate. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, some of our operating subsidiaries may use trademarks which have not been registered and may be more difficult to protect.

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

Our certificate of incorporation, as amended, authorizes the issuance of up to 160,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2023, INNOVATE has 80,722,983 issued and 79,234,991 outstanding shares of its common stock, and 16,125 shares of Series A-3 and Series A-4 preferred stock issued and outstanding. However, our certificate of incorporation authorizes our board of directors, from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

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

As of December 31, 2023, the holders of our 2026 Convertible Notes had rights to convert their notes into 12,126,046 shares of our common stock. The conversion of some or all of our 2026 Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the market price of our common stock.

Future sales of substantial amounts of our common stock by holders of our preferred stock or other significant stockholders may adversely affect the market price of our common stock.

As of December 31, 2023, the holders of our outstanding preferred stock had certain rights to convert their Preferred Stock into 3,616,233 shares of our common stock.

Pursuant to a second amended and restated registration rights agreement, dated January 5, 2015, entered into in connection with the issuance of the preferred stock, we have granted registration rights to the purchasers of our preferred stock and certain of their transferees with respect to INNOVATE common stock held by them and common stock underlying the preferred stock. This registration rights agreement allows these holders, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. Furthermore, the shares of our common stock held by these holders, as well as other significant stockholders, may be sold into the public market under Rule 144 of the Securities Act of 1933, as amended.

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

Increased adoption of artificial intelligence and government regulation could create additional costs.

Failure to keep up with the potential increased use of AI by competitors could have adverse effects on our competitiveness in the markets that we operate, and heightened government scrutiny and regulation surrounding AI, including generative AI, could lead to increased or added compliance and regulatory costs.

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

DBMG’s projects are awarded through a competitive bid process or are obtained through negotiation, but in either case generally using one of two types of contract pricing approaches: fixed-price or cost-plus pricing. Under fixed-price contracts, DBMG performs its services and executes its projects at an established price, subject to adjustment only for change orders approved by the customer, and, as a result, it may benefit from cost savings but be unable to recover any cost overruns. If DBMG does not execute such a contract within cost estimates, it may incur losses or the project may be less profitable than expected. Historically, the majority of DBMG’s contracts have been fixed-price arrangements. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects and DBMG’s backlog may become concentrated among a smaller number of customers. At December 31, 2023, DBMG's backlog was $1,057.2 million, consisting of $1,032.9 million under contracts or purchase orders and $24.3 million under letters of intent or notices to proceed. Approximately $487.3 million, representing 46.1% of DBMG’s backlog at December 31, 2023, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted, and backlog could decrease substantially if one or more of these projects terminate or reduce their scope.

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

The prices of the steel and steel components that DBMG utilizes in the course of completing projects are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. For example, the recent armed conflicts in Ukraine and Israel have resulted in significant uncertainty in the commodities markets. A prolonged conflict and any sanctions or import controls targeting the Russian oil and natural gas industries could lead to sustained increases in energy prices. Although DBMG may attempt to pass on certain of these increased costs to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, DBMG’s margins may be adversely impacted by such cost increases.

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

A portion of DBMG’s employees are represented by labor unions, and 14.1% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, at which time they will be renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

The medical technology, medical device, biotechnology, and pharmaceutical industries are characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Pansend faces competition from a number of sources, such as pharmaceutical companies, medical device companies, generic drug companies, biotechnology companies, and academic and research institutions. Pansend may find itself in competition with companies that have competitive advantages over us, such as:
•significantly greater name recognition;
•established relations with healthcare professionals, customers, and third-party payers;
•greater efficacy or better safety profiles;
•established distribution networks;
•additional lines of products, and the ability to offer rebates, higher discounts, or incentives to gain a competitive advantage;
•greater experience in obtaining patents and regulatory approvals for product candidates and other resources;
•greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory approval for products, and marketing approved products; and
•greater financial and human resources for product development, sales and marketing, and patent litigation.

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

Pansend’s success will be heavily dependent on its ability to obtain and maintain meaningful patent protection for Pansend’s technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which Pansend will operate is still evolving. The amount of ongoing protection for Pansend’s proprietary rights, therefore, is uncertain. Pansend will rely on patents to protect a significant part of Pansend’s intellectual property and to enhance Pansend’s competitive position. However, Pansend’s pending or future patent applications may be denied, and any patent previously issued to Pansend or Pansend’s subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In particular, R2 filed a patent application with the U.S. Patent and Trademark Office for a commercial patent that covers the Glacial Rx System, U.S. Patent No. 9522031 through 2029, with additional issued patents or patent applications that, once allowed, will protect coverage through 2042. Furthermore, the patent protections Pansend has been granted may not be broad enough to prevent competitors from producing products similar to Pansend's. In addition, the laws of various foreign countries in which Pansend may compete, such as China, may not protect Pansend’s intellectual property to the same extent as the laws of the United States. If Pansend fails to obtain adequate patent protection for Pansend’s proprietary technology, Pansend’s ability to be commercially competitive will be materially impaired. In the ordinary course of business and as appropriate, Pansend intends to apply for additional patents covering both Pansend’s technologies and products, as it deems appropriate. Pansend’s existing patents and any future patents it obtains may not be sufficiently broad to prevent others from making use of technologies or developing competing products and technologies. In addition, because patent law is evolving in the life science industry, the patent positions of companies like ours are uncertain. As a result, the validity and enforceability of Pansend’s patents cannot be predicted with certainty.

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

Therapies targeted by Scaled Cell represent a novel approach toward treatment of certain diseases. Increased regulatory scrutiny or negative perception of certain therapies or treatments could adversely affect our business.

Scaled Cell is currently targeting chimeric antigen receptor (CAR)-T cell therapy which uses immune cells called T cells that are genetically altered in a lab to enable them in locating and destroying cancer cells more effectively. Cellular therapies like CAR-T remain novel, have caused severe side effects, including death, and may not gain widespread acceptance by the public or the medical community. Additionally, adverse events in clinical trials of Scaled Cell candidates or in other companies’ clinical trials could result in a decrease in demand for products developed by Scaled Cell. Advancing CAR-T therapy creates other challenges, including those related to the manufacture, sourcing, licensing, education, and regulation of such therapies. Additionally, responses by the FDA or other federal and state agencies to negative public perception or ethical concerns could result in increased regulation or legislation of CAR-T therapies.

Patients receiving CAR-T therapies may experiences severe adverse events, which may affect clinical development, regulatory approval, and public perception.

Certain product candidates of Scaled Cell may have serious and potentially fatal consequences. Developments of similarly designed therapies have experienced events related to neurotoxicity and cytokine release syndrome (CRS). There is a possibility that Scaled Cell could have similarly life threatening or serious adverse side effects.

Risks related to the Spectrum segment

Our broadcasting business operates in highly competitive markets and our ability to maintain market share and generate operating revenues depends on how effectively we compete with existing and new competition.

Spectrum's broadcast stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet and radio. Broadcasting also faces competition from (i) local free over-the-air broadcast television and radio stations; (ii) telecommunication companies; (iii) cable and satellite system operators and cable networks; (iv) print media providers such as newspapers, direct mail and periodicals; (v) internet search engines, internet service providers, websites, and mobile applications; (vi) viewers moving to programming alternatives and alternate media content providers, a process known as "cord cutting"; and (vii) other emerging technologies including mobile television. Some of Broadcasting's current and potential competitors have greater financial and other resources than Broadcasting does and so may be better placed to extend audience reach and expand programming. Many of Broadcasting’s competitors possess greater access to capital, and its financial resources may be relatively limited when contrasted with those of such competitors. If Broadcasting needs to obtain additional funding, Broadcasting may be unable to raise such capital or, if Broadcasting is able to obtain capital it may be on unfavorable terms. If Broadcasting is unable to obtain additional funding as and when needed, it could be forced to delay its development, marketing and expansion efforts and, if it continues to experience losses, potentially cease operations.

In addition, broadcast consumers’ desire for control over their viewing experience and the methods by which they consume content continue to evolve rapidly. Consumers are also increasingly using services with time-shifting or advertisement-skipping capability, or with reduced or no advertising at all. These shifts in consumer behavior create challenges with respect to maintaining predictable broadcasting revenue, and substantial adoption of alternative technologies could negatively affect our overall broadcasting business. Also, a slowing adoption of the ATSC 3.0 standards, as well as potential barriers related to an industry shift to next-generation telecommunications technologies, such as a fifth-generation mobile network ("5G") and datacasting may lead to an unpredictable landscape for the broadcasting industry.

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

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and LPTV broadcast stations have expirations between 2028 and 2031; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company had 17 pending renewal applications at the end of 2023, and will have no applications due in 2024. Third parties may oppose license renewals. A station remains authorized to operate while its license renewal application is pending.

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

Continued uncertain financial and economic conditions may have an adverse impact on our business, results of operations or financial condition.

Financial and economic conditions continue to be uncertain over the longer term and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

Certain stations are also benefiting from our retransmission consent agreements with MVPDs, and we cannot predict the outcome of potential regulatory changes to the retransmission consent regime.

Certain stations are also benefiting, although in very few instances on a small number of stations, on retransmission consent agreements. Our current retransmission consent agreements expire at various times over the next several years. No assurances can be provided that we will be able to renegotiate all of such agreements on favorable terms, on a timely basis, or at all. The failure to renegotiate such agreements could have no material adverse effect on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management, Strategy, and Governance

Cybersecurity is a critical component of our operational integrity and strategic planning. Recognizing the evolving nature of cyber threats, we are committed to implementing robust cybersecurity measures to safeguard our digital assets, protect stakeholder interests, and ensure continuity of our operations.

Cybersecurity Risk Management Processes

Our approach to managing cybersecurity risks is proactive and comprehensive. We employ a range of methods to assess, identify and manage the risk of potential cybersecurity threats, including regular security audits, utilization of a third party service provider for security measures over our virtual environment, threat intelligence monitoring, and vulnerability assessments. Our risk management framework is designed to mitigate potential cyber risks through a blend of technological safeguards, employee training programs, and incident response protocols.

Cybersecurity Strategy and Investment

Our cybersecurity strategy is integral to our broader risk management policy. We invest in state-of-the-art cybersecurity technologies and infrastructure to enhance our defensive capabilities and have a dedicated system of internal controls in place to prevent, monitor and remediate cyber risks including any risks from utilization of third party service providers. Additionally, we allocate resources for ongoing staff training and awareness programs to foster a culture of cybersecurity mindfulness across the organization and maintain dedicated channels of communication with our third party service provider monitoring our virtual environment to facilitate timely cyber incident identification and remediation. Our strategic investments in cybersecurity are tailored to address the unique challenges and risks pertinent to our industry and operational scope.

Governance and Oversight

The governance of our cybersecurity efforts is overseen by the Audit Committee, which includes individuals with experience in technology and cybersecurity. The board regularly reviews and guides our cybersecurity policies and practices. Management plays a critical role in implementing these policies and in the day-to-day management of cybersecurity risks. They are empowered with the maintenance, communication and enforcement of cybersecurity policies and employ proactive measures to improve cyber security through review of various third party cyber tools for potential implementation. Our Head of IT and CFO are responsible for overseeing the implementation of cybersecurity strategies and ensuring compliance with regulatory standards. In addition to our in-house expertise, the Company employs independent external auditors and an outsourced internal audit team, who regularly test and asses our cybersecurity controls. Any cyber incidents that occur are escalated to the CFO to facilitate resolution. Any incident determined to be material is discussed with the Audit Committee and communicated to the company's internal and external auditors as well as the company's third party virtual environment service provider, when relevant).

Material Effects of Cybersecurity Risks

Our business strategy, results of operation and financial condition have been not been materially affected by risks from cybersecurity threats, nor did we experience any significant cybersecurity incidents in 2023. However, we cannot provide assurances that they will not be materially affected by such risks or material incidents in the future. We continually assess the material effects of potential cybersecurity risks on our financial and operational performance and maintain comprehensive insurance coverage to mitigate financial losses from potential cybersecurity incidents.

Compliance and Regulatory Considerations

Our cybersecurity practices are in alignment with industry standards and regulatory requirements. We conduct regular reviews to ensure compliance with evolving cybersecurity laws and regulations. There have been no legal or regulatory proceedings related to cybersecurity against the company in the reported period. We intend to further enhance our cybersecurity measures in response to the dynamic cyber threat landscape. This includes investing in advanced security technologies, refining our risk assessment methodologies, and continuing our commitment to staff training and development in cybersecurity awareness and best practices.

ITEM 2. PROPERTIES

Our corporate headquarters are located in New York, New York. We own select fabrication facilities, warehouses, administrative and sales offices and lease administrative, technical and sales office space in various locations in the countries in which we operate. DBMG is headquartered in Phoenix, Arizona; Spectrum is headquartered in New York, New York; R2 Technologies is headquartered in Dublin, California. We believe that our present administrative, technical and sales office facilities are adequate for our anticipated operations and that similar space can be obtained readily as needed.

ITEM 3. LEGAL PROCEEDINGS

The information regarding legal proceedings as set forth in Note 13. Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

INNOVATE common stock trades on the NYSE under the ticker symbol "VATE".

Holders of Common Stock

As of February 29, 2024, INNOVATE had approximately 48 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

INNOVATE paid no dividends on its common stock in 2023 or 2022, and our board of directors has no current intention of paying any dividends on our common stock in the near future. The payment of dividends on common stock, if any, in the future is within the discretion of our board of directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The secured indentures governing certain of our debt instruments contain covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to our common stock. The DBMG Facility contains similar covenants applicable to DBMG. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 11. Debt Obligations to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

For details on preferred share dividends refer to Note 16. Temporary Equity and Equity in the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are also treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the fourth quarter of 2023, there were no shares withheld for taxes. During the year ended December 31, 2023, we withheld 59,732 shares at an average price per share of $2.94 as payment of withholding taxes in connection with the vesting of employee equity awards.

Information regarding our equity compensation plans will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated annual financial statements and the notes thereto, each of which are contained in Item 8. entitled "Financial Statements and Supplementary Data," and other financial information included herein. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On September 21, 2023, INNOVATE entered into a separation and release agreement with Suzi Herbst, our Chief Operating Officer. Pursuant to the agreement, Ms. Herbst's employment with the Company ceased on October 20, 2023 and the Company is paying Ms. Herbst severance payments and benefits.

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer-term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. In the event we were to enter into a strategic transaction to sell any of our existing operations, our intention is to use available proceeds from such transaction to address our capital structure at Non-Operating Corporate and Spectrum.

In 2023, and subsequent to year end, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Rights Offering and Private Placement

On February 23, 2024, the Company's Board of Directors approved a plan to proceed with a $19.0 million rights offering for its common stock and fixed March 6, 2024 as the record date for holders of common stock entitled to participate in the rights offering. On March 5, 2024, the Company set the subscription price at which the rights would be exercisable at $0.70 per share and entered into an investment agreement (the "Investment Agreement") with Lancer Capital ("Lancer Capital"), an entity controlled by Avram A. Glazer, the Chairman of the Board and a beneficial owner of 29.1% of our common stock, pursuant to which the rights offering will be backstopped by Lancer Capital. Because the rules of the New York Stock Exchange (“NYSE”) prohibit the issuance to Lancer Capital of more than 1% of our common stock outstanding before the issuance unless stockholder approval of such issuance is obtained, in lieu of purchasing common stock under the back-stop arrangement, Lancer Capital will purchase up to $19.0 million of Series C Non-Voting Participating Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) to be newly authorized by the Company. The Series C Preferred Stock is intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the back-stop arrangement can be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements. Pursuant to the Investment Agreement, and as a result of limitations on the amount that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital will also purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction to close concurrently with the settlement of the rights offering. Under the rules of the NYSE, because the shares Lancer Capital will purchase in the concurrent private placement are greater than 20% of our common stock outstanding before the issuance of the Series C Preferred, those shares of Series C Preferred Stock may not be converted unless stockholder approval of such issuance is obtained. The Investment Agreement provides that, in the event that for any reason the rights offering is not settled by March 28, 2024, then Lancer Capital will purchase $25 million of Series C Preferred Stock. We refer to this arrangement as the "equity advance." Upon the closing of the rights offering, to the extent that Lancer Capital would have, based on the number of shares of common stock actually sold upon exercise of the rights, purchased less than $25 million of Series C Preferred Stock under the backstop commitment and the concurrent private placement, the Company will redeem those excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance at the redemption price of $1,000 per share from the proceeds of the rights offering.

The Series C Preferred Stock terms are set forth in a form of certificate of designations attached as Exhibit A to the Investment Agreement and include a liquidation preference junior to the Company’s existing preferred stock and equal to the Company’s common stock (other than a preference of $0.001 per share of Series C Preferred Stock that will be paid to the holders of thereof before any payment or distribution is made to the holders of the common stock). The certificate of designations for the Series C Preferred Stock will be filed with the Secretary of State of the State of Delaware on the earlier of the closing of the equity advance or the settlement of the rights offering.

In connection with the Investment Agreement, on March 5, 2024, the Company and Lancer Capital entered into a registration rights agreement (the "Registration Rights Agreement") pursuant to which the Company granted Lancer Capital certain customary shelf demand and piggyback registration rights with respect to the common stock issuable upon conversion of the Series C Preferred Stock purchased under the Investment Agreement.

The foregoing summaries of the Investment Agreement and the Registration Rights Agreement are not complete and is subject to, qualified in their entirety by, and should be read in conjunction with, the full text of the Investment Agreement and the Registration Rights Agreement, which are filed as Exhibits 10.70 and 10.71 to this Annual Report on Form 10-K and incorporated herein by reference.

Assuming that the Company proceeds with the rights offering and that shares of Series C Preferred Stock are issued to Lancer Capital pursuant to the Investment Agreement, the Company intends to seek stockholder approval for the conversion of the Series C Preferred Stock into shares of our common stock at the Company’s 2024 annual stockholders meeting.

The rights offering will be made pursuant to the Company’s effective shelf registration statement on Form S-3, filed with the SEC on September 29, 2023 and declared effective on October 6, 2023, and a prospectus supplement containing the detailed terms of the rights offering to be filed with the SEC prior to the commencement of the rights offering. The foregoing information regarding the rights offering is not complete and is subject to change. The foregoing information regarding the rights offering shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any offer, solicitation or sale of the securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such state or jurisdiction. The rights offering will be made only by means of a prospectus and a related prospectus supplement. Copies of the prospectus and related prospectus supplement, when they become available, will be distributed to all eligible stockholders as of the rights offering record date and may also be obtained free of charge at the website maintained by the SEC at www.sec.gov or by contacting the information agent for the rights offering.

The Series C Preferred Stock to be issued to Lancer Capital pursuant to the Investment Agreement will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Dispositions and Acquisition of Investments

Life Sciences

Triple Ring Partial Disposition and Scaled Cell Acquisition

On November 30, 2023, the Company sold 546,709 shares of its common stock of Triple Ring and 804,375 shares of its preferred stock of Triple Ring and exchanged 255,333 of Triple Ring common stock for 240,613 shares of Scaled Cell (valued at $0.9 million). As a part of this transaction, the Company received $5.0 million in cash proceeds and recognized a loss of $0.2 million on the sale of the investment, which is reflected in Other income (expense), net, in the Consolidated Statement of Operations for the year ended December 31, 2023. As of December 31, 2023, the Company holds 240,613 shares of Scaled Cell, representing a 20.1% interest.

Subsequent to the sale, the Company still holds 229,488 shares of common stock of Triple Ring, reflecting a 7.2% interest (1.9% on a fully diluted basis), and accounts for Triple Ring under the measurement alternative method as of December 31, 2023. As of December 31, 2022 and prior to the sale in November 2023, the Company held a 25.8% interest in Triple Ring.

Other

Sale of Remaining 19% Interest in HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million, and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. During the year ended December 31, 2023, $15.9 million was paid to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which is reflected in Other income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2023.

Debt Obligations and Financing

In 2023 and 2022, we refinanced several of our loans and credit facilities and obtained new capital financing at the corporate and subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Infrastructure

On December 12, 2023, DBMG and UMB entered into an amendment to the agreement that extended the maturity date of the Revolving Line from May 31, 2024 to August 15, 2025, increased the interest rate spread for the Revolving Line by 0.35% across all tiers, and established an interest rate floor of 4.25%. The effective interest rate on the Revolving Line was 8.33% and 6.88% as of December 31, 2023 and 2022, respectively. Interest is paid monthly. The Revolving Line also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line.

DBMG and Banker Steel, jointly and severally, have a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust. During the year ended December 31, 2023, DBMG made $12.1 million in scheduled repayments of the principal on these notes and made accelerated repayments of $16.6 million in full settlement of the 8.0% subordinated note. Banker Steel also previously had a subordinated 11.0% note payable to Donald Banker of $6.3 million, which was redeemed in full by DBMG on April 4, 2022. As of December 31, 2023, the 4.0% note payable had a remaining balance of $5.0 million.

Life Sciences

During the year ended December 31, 2022, R2 Technologies entered into various note purchase agreements with Lancer Capital, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, for an aggregate $10.8 million in notes at a 18% per annum interest rate as of December 31, 2022. During 2023, R2 closed on an additional $6.6 million of notes, including $1.3 million of unpaid accrued interest which was capitalized into the new principal balance, increasing the aggregate outstanding principal to $17.4 million as of December 31, 2023. The per annum interest rate on the outstanding principal balance also increased to 20%. In addition, after various amendments throughout 2023, R2 entered into an amendment with Lancer Capital on November 15, 2023 to extend the maturity date of all outstanding prior existing notes to the earlier of January 31, 2024 or within five business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

Subsequent to year end, the notes expired on January 31, 2024. Effective January 31, 2024, R2 and Lancer Capital simultaneously issued a new 20% note with an aggregate original principal amount of $20.0 million, which is comprised of the prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance, with future interest payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest will be capitalized monthly into the principal balance. The maturity date of the new note is April 30, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The new note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. The exit fee shall be equal to 10.20% if payment is made anytime from February 1, 2024 through February 29, 2024, 10.37% if payment is made anytime from March 1, 2024 through March 31, 2024, and 10.54% if payment is made anytime from April 1, 2024 through April 30, 2024. Refer to Note 11. Debt Obligations in the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference for additional information on R2 Technologies' debt obligations.

Spectrum

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. Interest is capitalized and payable upon maturity of the principal. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million, and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Consolidated Balance Sheet. Interest is capitalized and payable upon maturity of the principal.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes in December 2022, Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Non-controlling interest of $3.1 million.

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from May 31, 2024 to August 15, 2024. In exchange, Broadcasting incurred an additional exit fee of $1.1 million which was recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Consolidated Balance Sheet.

On November 9, 2023, Broadcasting entered into a Ninth Amendment to its Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from August 15, 2024 to August 15, 2025. In exchange, Broadcasting will pay additional exit fees of $7.2 million which are payable on the earlier of maturity or repayment of the principal. Interest is also capitalized and payable upon maturity of the principal. In addition, the time to exercise the related warrants was extended to August 2027. As of December 31, 2023, the effective interest rates on the notes, as amended, ranged from 20.6% to 24.0% per annum.

In addition, INNOVATE Corp. entered into a related side letter with the institutional investors, whereby INNOVATE agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $1.0 million exit fee is payable if repayment occurs by November 9, 2024, or $2.0 million if repayment occurs after that date. In exchange for the additional exit fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and equity interests in DTV America.

The Company accounted for the transactions related to the Eighth Amendment, Ninth Amendment and the side letter as debt modification events under US GAAP as the present value of cash flows under the amended terms of Broadcasting's Senior Secured Notes was less than 10% different from the present value of cash flows under the original terms of the notes. As a result of the modifications, and as of December 31, 2023, the Company has total capitalized estimated exit fees of $15.9 million, which are reflected in Other Liabilities in the Consolidated Balance Sheet.

Non-Operating Corporate

On April 25, 2023, INNOVATE extended the maturity date of its Revolving Credit Agreement with MSD PCOF Partners IX, LLC (the "Revolving Line of Credit") from February 23, 2024 to March 16, 2025, changed the interest benchmark rates from LIBOR-based to SOFR-based rates, and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. In March 2023, the Company paid down $15.0 million outstanding under the Revolving Line of Credit. On May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Line of Credit, and on July 31, 2023, INNOVATE drew an additional $7.0 million under the Revolving Line of Credit, bringing the total outstanding balance to $20.0 million. Refer to 11. Debt Obligations for additional information.

On May 9, 2023, INNOVATE issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million, in connection with the DBMGi Preferred Stock repurchase from CGIC. Refer to Footnote 16. Temporary Equity and Equity for additional information. The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to 11. Debt Obligations for additional information.

Equity Method Investments

In November 2022, MediBeacon amended its existing agreements with Huadong Medicine Co. Ltd ("Huadong"), to provide approximately $10 million in the first half of 2023, including $7.5 million or 50% of the remaining $15 million milestone investment due upon FDA approval of MediBeacon's TGFR at a pre-money valuation of approximately $400 million.

On March 15, 2022, MediBeacon issued Pansend a $4.5 million 8.0% convertible note due March 2025, increasing the total outstanding principal due by MediBeacon to Pansend to $5.0 million. Prior to December 6, 2023, MediBeacon issued $2.0 million in 12% convertible note payable to Pansend, increasing the total outstanding principal by MediBeacon to Pansend to $7.0 million. On December 6, 2023, MediBeacon terminated the $6.5 million of prior outstanding convertible notes with Pansend and simultaneously issued a new 12% convertible note with an aggregate original principal amount of $7.2 million, which comprised of the prior outstanding convertible principal amounts and unpaid accrued interest of $0.7 million which was capitalized into the new principal balance, with future interest payable upon maturity of the note. Subsequent to December 6, 2023, MediBeacon issued $2.0 million in 12% convertible notes payable to Pansend, and, as of December 31, 2023, the total outstanding principal by MediBeacon to Pansend was $9.7 million, comprised of $9.2 million of convertible notes and $0.5 million of secured notes payable. Subsequent to year end, on February 12, 2024, MediBeacon issued Pansend an additional $0.5 million 12% convertible note.

As a result of these modifications and additional note issuances to MediBeacon during the year ended December 31, 2023, Pansend recognized an additional $4.7 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

On February 23, 2023, pursuant to its amended commercial partnership with Huadong, MediBeacon issued $7.5 million of its preferred stock to Huadong, which decreased Pansend's ownership in MediBeacon from approximately 47.2% as of December 31, 2022 to approximately 46.2% subsequent to the transaction. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income (expense), net in the Consolidated Statements of Operations, which increased Pansend's basis in MediBeacon. Concurrently, Pansend recognized equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of December 31, 2023, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $9.7 million in convertible notes which have been offset against recognized losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $8.0 million.
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

Stockholders' Rights Agreement

On April 1, 2023, the Company entered into a Tax Benefits Preservation Plan (the "2023 Preservation Plan") with ComputerShare Trust Company, N.A., as rights agent (the "Rights Agent"). The 2023 Preservation Plan is intended to help protect the Company's ability to use its tax net operating losses and other certain tax assets ("Tax Benefits") by deterring an "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the "Code"), by a person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares.

In connection with entering into the Plan, on April 1, 2023 the Board of Directors of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to stockholders of record at the close of business on April 10, 2023 (the “Record Date”). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $15.00 per Unit, subject to adjustment (the “Purchase Price”). The Company had entered into a previous Tax Benefits Preservation Plan on August 30, 2021 (the “2021 Preservation Plan”), in order to help protect the Company’s ability to use its Tax Benefits by deterring an ownership change. The 2021 Preservation Plan expired on March 31, 2023.

On June 15, 2023, holders of the Company’s common stock and preferred stock, voting as a single class and with the preferred stock voting on an as-converted basis, voted to ratify the amendment of the 2023 Preservation Plan to extend its final expiration date from October 1, 2023 to June 30, 2024, or such later date and time as may be subsequently approved.

Refer to Note 16. Temporary Equity and Equity for additional information.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Results of Operations

The following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2023	2022	Increase / (Decrease)
Revenue
Infrastructure	$1,397.2	$1,594.3	$(197.1)
Life Sciences	3.3	4.3	(1.0)
Spectrum	22.5	38.7	(16.2)
Total revenue	$1,423.0	$1,637.3	$(214.3)

Income (loss) from operations
Infrastructure	$64.4	$57.5	$6.9
Life Sciences	(15.0)	(20.1)	5.1
Spectrum	(3.4)	(3.8)	0.4
Other	(3.1)	(0.6)	(2.5)
Non-Operating Corporate	(16.4)	(19.6)	3.2
Total income from operations	$26.5	$13.4	$13.1

Interest expense	(68.2)	(52.0)	(16.2)
Loss from equity investees	(9.4)	(1.3)	(8.1)
Other income (expense), net	16.7	(1.2)	17.9
Loss from operations before income taxes	$(34.4)	$(41.1)	$6.7
Income tax expense	(4.5)	(0.9)	(3.6)
Net loss	$(38.9)	$(42.0)	$3.1
Net loss attributable to non-controlling interests and redeemable non-controlling interests	3.7	6.1	(2.4)
Net loss attributable to INNOVATE Corp.	$(35.2)	$(35.9)	$0.7
Less: Preferred dividends	2.4	4.9	(2.5)
Net loss attributable to common stockholders	$(37.6)	$(40.8)	$3.2

Revenue: Revenue for the year ended December 31, 2023 decreased $214.3 million to $1,423.0 million from $1,637.3 million for the year ended December 31, 2022. The decrease was primarily driven by our Infrastructure segment, and, to a lesser extent, our Spectrum segment. The decrease at our Infrastructure segment was primarily driven by timing and size of projects at DBMG's commercial structural steel fabrication and erection business and lower revenue at the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel and the construction modeling and detailing business due to the timing and size of projects. Revenues at our Spectrum segment decreased primarily as a result of the termination of Network and its associated Azteca content on December 31, 2022, partially offset by an increase in station revenues, which launched new markets and networks with its customers in 2023.

Income from operations: Income from operations for the year ended December 31, 2023, increased $13.1 million to $26.5 million from $13.4 million for the year ended December 31, 2022. The increase was due to a decrease in selling, general and administrative expenses ("SG&A") of $12.1 million and a decrease in depreciation and amortization of $7.0 million, partially offset by a net decrease in gross profit of $5.4 million and an increase in other operating expense of $0.6 million. The decrease in consolidated SG&A was primarily driven by a decrease in SG&A at our Spectrum segment from the termination of Azteca in December 2022, a decrease in restructuring charges at our Infrastructure segment, decreases in SG&A at our Life Sciences segment as a result of cost reduction initiatives, decreases at our Non-Operating Corporate segment in compensation related expenses, legal, acquisition and disposition related expenses, which were partially offset by an accounts receivable write-off of $2.2 million in 2023 at our Infrastructure segment related to a legacy customer bankruptcy, and increases in salaries and wages and consulting expenses at our Infrastructure segment and the Station Group at Spectrum, as well as an increase in expenses at our Other segment as a result of the sale of New Saxon's 19% investment in HMN in 2023. The decrease in consolidated depreciation and amortization was driven primarily by Banker Steel at our Infrastructure segment, as certain intangibles became fully amortized. The $5.4 million decrease in consolidated gross profit was primarily driven by our Spectrum segment's termination of Network, which was partially offset by an increase at Spectrum's Station Group which launched new markets and networks with its customers in 2023 and an increase at our Infrastructure segment driven by timing of higher margin projects. The increase in consolidated other operating expense was primarily driven by our Other segment due to a write-off of prepaid rent in 2023 related to the execution of a sublease, and an impairment of leasehold improvements in 2023 for unutilized space at our Non-Operating Corporate segment, partially offset by decreased impairment expense at our Spectrum segment, which had impaired the Network PLA intangible in 2022.

Interest expense: Interest expense for the year ended December 31, 2023, increased $16.2 million to $68.2 million from $52.0 million for the year ended December 31, 2022. The increase was primarily attributable to higher interest rates, increased amortization of debt issuance costs on the debt from extension fees, and higher outstanding principal balances at all segments for a majority of the current year, as a result of additional debt issued in 2023. Refer to Note 11. Debt Obligations of the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference, for further details on outstanding principal balances.

Loss from equity investees: Loss from equity investees for the year ended December 31, 2023 increased $8.1 million to $9.4 million from $1.3 million for the year ended December 31, 2022. The increase in loss was primarily driven by the sale of our investment in HMN on March 6, 2023, which had income in 2022, as well as equity method losses recorded from our investment in Triple Ring which had income in 2022, and higher equity method losses from our investment in MediBeacon, as a result of recognizing previously suspended losses due to the additional investments made in the current year, which then resulted in the investment's carrying amount again being reduced to zero.

Other income (expense), net: Other income (expense), net for the year ended December 31, 2023 increased $17.9 million to income of $16.7 million from other expense of $1.2 million for the year ended December 31, 2022. Other income, net for the year ended December 31, 2023 primarily consisted of a gain on the sale of our 19% equity investment in HMN of $12.2 million and a $3.8 million step-up gain from the increase in Pansend's carrying amount as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong, which was partially offset by a loss on the partial sale of our equity investment in Triple Ring of $0.2 million. Refer to Note 6. Investments of the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on our investments. Other expense, net for the year ended December 31, 2022 was primarily comprised of a deemed distribution loss of $1.8 million related to a former subsidiary, CGIC, from a tax sharing arrangement and consolidation on the 2021 tax return, and a fair value adjustment to an investment in our Life Sciences segment. Additionally contributing to the increase in Other income, net for the year ended December 31, 2023 is an increase in interest income earned primarily from $0.5 million related to the sale of our 19% equity investment in HMN, partially offset by an increase in foreign currency translation losses.

Income tax expense: Income tax expense for the year ended December 31, 2023 increased $3.6 million to $4.5 million from $0.9 million for the year ended December 31, 2022. The increase was primarily driven by an unrepeated net tax savings of $3.1 million from the CGIC consolidation on the 2021 tax return, which resulted in a partial release of the valuation in 2022. Income tax expense primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities, for which there was an increase in current state tax expense at certain taxpaying entities due to an increase in profitability. The tax provision for the year ended December 31, 2023 includes a $1.1 million net tax benefit, consisting of a current tax expense of $4.4 million related to foreign withholding tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million HMN put option agreement, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated income tax return and certain other businesses in both years have been reduced by a full valuation allowance as we do not believe it is more-likely-than not that the losses will be utilized prior to expiration.

Segment Results of Operations

In the Company's Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs; (iii) asset impairment expense; (iv) accretion of asset retirement obligations; and (v) FCC reimbursements. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Year Ended December 31,
	2023	2022	Increase / (Decrease)
Revenue	$1,397.2	$1,594.3	$(197.1)

Cost of revenue	1,192.6	1,392.5	(199.9)
Selling, general and administrative	126.0	123.9	2.1
Depreciation and amortization	14.4	21.0	(6.6)
Other operating income	(0.2)	(0.6)	0.4
Income from operations	$64.4	$57.5	$6.9

Revenue: Revenue for the year ended December 31, 2023 decreased $197.1 million to $1,397.2 million from $1,594.3 million for the year ended December 31, 2022. The decrease was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and lower revenue at the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel and the construction modeling and detailing business due to the timing and size of projects.

Cost of revenue: Cost of revenue for the year ended December 31, 2023 decreased $199.9 million to $1,192.6 million from $1,392.5 million for the year ended December 31, 2022. The decrease was primarily driven by the decrease in revenues from the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and the industrial maintenance and repair business. This was partially offset by an increase at Banker Steel and the construction modeling and detailing business due to the increase in revenues from the timing and size of projects.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2023 increased $2.1 million to $126.0 million from $123.9 million for the year ended December 31, 2022. The increase was primarily driven by an increase in salaries and wages, an accounts receivable write-off of $2.2 million related to a legacy customer bankruptcy, and an increase in support and consulting expenses, partially offset by a decrease in restructuring charges, which included $2.1 million in 2023 for a foreign office closure as compared to $6.5 million in 2022 for internal operational project restructuring and other streamlining activities.

Depreciation and amortization: Depreciation and amortization for the year ended December 31, 2023 decreased $6.6 million to $14.4 million from $21.0 million for the year ended December 31, 2022. The decrease was primarily driven by Banker Steel, as certain customer contract intangibles became fully amortized in the second quarter of 2023, and, to a lesser extent, certain capitalized internal-use software became fully depreciated in early 2023.

Other operating income: Other operating income for the year ended December 31, 2023 decreased $0.4 million to $0.2 million from $0.6 million for the year ended December 31, 2022. The decrease in income was primarily driven by gain on an unrepeated asset sale in 2022.

Life Sciences Segment

	Year Ended December 31,
	2023	2022	Increase / (Decrease)
Revenue	$3.3	$4.3	$(1.0)

Cost of revenue	2.6	3.5	(0.9)
Selling, general and administrative	15.2	20.6	(5.4)
Depreciation and amortization	0.5	0.3	0.2
Loss from operations	$(15.0)	$(20.1)	$5.1

Revenue: Revenue for the year ended December 31, 2023 decreased $1.0 million to $3.3 million from $4.3 million for the year ended December 31, 2022. The decrease in revenue was attributable to R2, primarily due to a decrease in system sales outside the U.S. due to payment delays during 2023, as well as a decrease in consumables sold outside the U.S. Partially offsetting the decrease was an increase in sales in the U.S. due to the launch of the Glacial fx system in 2023 and an increase in Glacial Rx units sold in the U.S.

Cost of revenue: Cost of revenue for year ended December 31, 2023 decreased $0.9 million to $2.6 million from $3.5 million for the year ended December 31, 2022. The decrease in cost of revenue was attributable to R2, primarily driven by changes in revenue and the product mix sold.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2023 decreased $5.4 million to $15.2 million from $20.6 million for the year ended December 31, 2022. The decrease was primarily driven by decreases from R2 in compensation-related expenses, marketing expenses, research and development costs and legal expenses as a result of cost reduction initiatives, as well as a decrease in bad debt expense.

Spectrum Segment

	Year Ended December 31,
	2023	2022	Increase / (Decrease)
Revenue	$22.5	$38.7	$(16.2)

Cost of revenue	11.8	19.9	(8.1)
Selling, general and administrative	9.0	15.5	(6.5)
Depreciation and amortization	5.2	5.8	(0.6)
Other operating (income) loss	(0.1)	1.3	(1.4)
Loss from operations	$(3.4)	$(3.8)	$0.4

Revenue: Revenue for the year ended December 31, 2023 decreased $16.2 million to $22.5 million from $38.7 million for the year ended December 31, 2022. The decrease was primarily driven by the elimination of advertising revenues at Azteca of $17.6 million, which ceased operations on December 31, 2022. This was partially offset by an increase in station revenues, which launched new markets and networks with its customers in 2023.

Cost of revenue: Cost of revenue for the year ended December 31, 2023 decreased $8.1 million to $11.8 million from $19.9 million for the year ended December 31, 2022. The overall decrease was primarily driven by a decrease in advertising cost of revenue as a result of the termination of Azteca.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2023 decreased $6.5 million to $9.0 million from $15.5 million for the year ended December 31, 2022. The decrease was primarily driven by the termination of the
Azteca America network, which was partially offset by an increase in severance expense and related compensation costs at our Station Group.

Depreciation and amortization: Depreciation and amortization expense for the year ended December 31, 2023 decreased $0.6 million to $5.2 million from $5.8 million for the year ended December 31, 2022. The decrease was primarily driven by the Program License Agreement ("PLA"), which was fully impaired in 2022.

Other operating (income) loss: Other operating (income) loss for the year ended December 31, 2023 increased $1.4 million to income of $0.1 million from a loss of $1.3 million for the year ended December 31, 2022. The improvement was primarily related to an unrepeated impairment loss relating to the full impairment of the PLA intangible in 2022.

Non-Operating Corporate

	Year Ended December 31,
	2023	2022	Increase / (Decrease)
Selling, general and administrative	$15.8	$19.5	$(3.7)
Depreciation and amortization	0.1	0.1	—
Other operating loss	0.5	—	0.5
Loss from operations	$(16.4)	$(19.6)	$3.2

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2023 decreased $3.7 million to $15.8 million from $19.5 million for the year ended December 31, 2022. primarily driven by decreases in salaries, benefits and bonus from a reduced headcount and change in CEO, a decrease in legal, disposition and acquisition expenses, and a slight decrease in severance expense, which related to the Company's former Chief Operating Officer in 2023 and to the Company's former Chief Legal Officer in 2022.

Other operating loss: Other operating loss for the year ended December 31, 2023 increased to $0.5 million from zero for the year ended December 31, 2022. Other operating loss in 2023 consisted primarily of an impairment of leasehold improvements for unutilized office space.

(Loss) Income from Equity Investees

	Year Ended December 31,
	2023	2022	Increase / (Decrease)
Life Sciences	$(9.1)	$(6.2)	$(2.9)
Other	(0.3)	4.9	(5.2)
Loss from equity investees	$(9.4)	$(1.3)	$(8.1)

Loss from equity investees: Life Sciences: Loss from equity investees within our Life Sciences segment for the year ended December 31, 2023 increased $2.9 million to $9.1 million from $6.2 million for the year ended December 31, 2022. The increase in loss from equity investees was primarily due to equity method losses from our investment in Triple Ring prior to its partial sale on November 30, 2023, which had income in 2022 which was primarily driven by a gain on debt extinguishment recognized in 2022, as well as higher equity method losses recognized from our investment in MediBeacon. Pansend's carrying amount of its investment in MediBeacon has been reduced to zero and Pansend has unrecognized losses from this investment. As a result of an additional equity investment made during the first quarter of 2023 by Huadong to MediBeacon, Pansend's basis in MediBeacon increased by $3.8 million, and, in addition, MediBeacon issued an additional $4.7 million in convertible notes payable to Pansend during 2023, which also increased Pansend's carrying amount of its investment in MediBeacon. Pansend then recognized $8.5 million in equity method losses which were previously unrecognized and subsequently Pansend's carrying amount of its investment in MediBeacon remains at zero.

Other: Loss from equity investees within our Other segment for the year ended December 31, 2023 increased $5.2 million to a loss of $0.3 million from income of $4.9 million for the year ended December 31, 2022. The increase in loss was driven by our previous investment in HMN, which was sold on March 6, 2023, and had losses for the approximately two months of ownership in 2023, compared to net income in 2022.

Refer to Note 6. Investments of the Consolidated Financial Statements included in this Annual Report on Form 10-K, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; legacy accounts receivable expense; restructuring and exit costs; and acquisition and disposition costs.

(in millions)	Year ended December 31, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$28.7	$(15.5)	$(22.2)	$(33.2)	$7.0	$(35.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	14.4	0.5	5.2	0.1	—	20.2
Depreciation and amortization (included in cost of revenue)	15.7	0.1	—	—	—	15.8
Other operating (income) loss	(0.2)	—	(0.1)	0.5	1.1	1.3
Interest expense	13.8	2.9	13.4	38.1	—	68.2
Other (income) expense, net	(1.2)	(4.1)	7.7	(6.7)	(12.4)	(16.7)
Income tax expense (benefit)	20.2	—	0.3	(14.8)	(1.2)	4.5
Non-controlling interest	2.8	(7.3)	(2.5)	—	3.3	(3.7)
Share-based compensation expense	—	0.2	—	2.0	—	2.2
Legacy accounts receivable expense	2.2	—	—	—	—	2.2
Restructuring and exit costs	2.1	—	0.1	—	—	2.2
Acquisition and disposition costs	2.1	0.1	0.1	0.5	1.2	4.0
Adjusted EBITDA	$100.6	$(23.1)	$2.0	$(13.5)	$(1.0)	$65.0

(in millions)	Year ended December 31, 2022
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$29.2	$(19.2)	$(13.3)	$(35.3)	$2.7	$(35.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	21.0	0.3	5.8	0.1	—	27.2
Depreciation and amortization (included in cost of revenue)	15.0	—	—	—	—	15.0
Other operating (income) loss	(0.6)	—	1.3	—	—	0.7
Interest expense	10.1	0.8	7.4	33.7	—	52.0
Other (income) expense, net	(1.0)	0.4	3.9	(1.9)	(0.2)	1.2
Income tax expense (benefit)	16.5	—	(0.1)	(16.2)	0.7	0.9
Non-controlling interest	2.8	(8.2)	(1.9)	—	1.2	(6.1)
Share-based compensation expense	—	0.5	—	1.9	—	2.4
Restructuring and exit costs	6.5	—	0.7	—	—	7.2
Acquisition and disposition costs	2.2	—	0.7	1.0	(0.4)	3.5
Adjusted EBITDA	$101.7	$(25.4)	$4.5	$(16.7)	$4.0	$68.1

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Year Ended December 31,
	2023	2022	Increase / (Decrease)
Infrastructure	$100.6	$101.7	$(1.1)
Life Sciences	(23.1)	(25.4)	2.3
Spectrum	2.0	4.5	(2.5)
Non-Operating Corporate	(13.5)	(16.7)	3.2
Other and Eliminations	(1.0)	4.0	(5.0)
Adjusted EBITDA	$65.0	$68.1	$(3.1)

Infrastructure: Net income from our Infrastructure segment for the year ended December 31, 2023 decreased $0.5 million to $28.7 million from $29.2 million for the year ended December 31, 2022. Adjusted EBITDA from our Infrastructure segment for the year ended December 31, 2023 decreased $1.1 million to $100.6 million from $101.7 million for the year ended December 31, 2022. The slight decrease in Adjusted EBITDA was primarily driven by lower contributions from Banker Steel and the industrial maintenance and repair businesses due to the timing of projects, as well as an increase in recurring SG&A, primarily salaries and wages and consulting expenses. This was partially offset by DBMG's commercial structural steel fabrication and erection business which had margin improvement as projects completed in 2022, which had lower margins due to market pressure on point-of-sale project margins during the COVID-19 pandemic, were replaced with more recent projects with higher point-of-sale margins in 2023 and increased contribution from the construction modeling and detailing business.

Life Sciences: Net loss from our Life Sciences segment for the year ended December 31, 2023 decreased $3.7 million to $15.5 million from $19.2 million for the year ended December 31, 2022. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2023 decreased $2.3 million to $23.1 million from $25.4 million for the year ended December 31, 2022. The decrease in Adjusted EBITDA loss was primarily due to a decrease in SG&A expenses at R2, driven by a decrease in compensation-related expenses, marketing costs, research and development and legal expenses as a result of cost reduction initiatives, as well as a decrease in bad debt expense. The decrease was partially offset by higher equity method losses from our investment in Triple Ring driven by a gain on debt extinguishment recognized in 2022, as well as higher equity method losses recognized from our investment in MediBeacon in 2023 due to additional investments in MediBeacon during 2023 resulting in previously suspended losses being recognized and subsequently Pansend's carrying amount of its investment in MediBeacon remains at zero.

Spectrum: Net loss from our Spectrum segment for the year ended December 31, 2023 increased $8.9 million to $22.2 million from $13.3 million for the year ended December 31, 2022. Adjusted EBITDA from our Spectrum segment for the year ended December 31, 2023 decreased $2.5 million to $2.0 million from $4.5 million for the year ended December 31, 2022. The decrease in Adjusted EBITDA was primarily due to an increase in severance expense and related compensation costs at Station Group, and the termination of Azteca in 2022, which were partially offset by an increase in Station revenues, which launched new markets and networks with its customers in 2023.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the year ended December 31, 2023 decreased $2.1 million to $33.2 million from $35.3 million for the year ended December 31, 2022. Adjusted EBITDA loss from our Non-Operating Corporate segment for the year ended December 31, 2023 decreased $3.2 million to $13.5 million from $16.7 million for the year ended December 31, 2022. The decrease in Adjusted EBITDA loss was primarily driven by decreases in salaries, benefits and bonus from a reduced headcount and change in CEO, a decrease in legal expenses, and a slight decrease in severance expense, which related to the Company's former Chief Operating Officer in 2023 and to the Company's former Chief Legal Officer in 2022.

Other and Eliminations: Net income from our Other segment and Eliminations for the year ended December 31, 2023 increased $4.3 million to $7.0 million from $2.7 million for the year ended December 31, 2022. Adjusted EBITDA from our Other segment for the year ended December 31, 2023 decreased $5.0 million to an Adjusted EBITDA loss of $1.0 million from Adjusted EBITDA income of $4.0 million for the year ended December 31, 2022. The decrease in Adjusted EBITDA was primarily driven by reduced contribution from HMN, which was sold on March 6, 2023 and, to a lesser extent, severance related expense incurred in 2023 at TIC Holdco, Inc.

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

Infrastructure Segment

As of December 31, 2023, DBMG's backlog was $1,057.2 million, consisting of $1,032.9 million under contracts or purchase orders and $24.3 million under letters of intent or notices to proceed. Approximately $487.3 million, representing 46.1% of DBMG’s backlog as of December 31, 2023, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $15.0 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

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

On a consolidated basis, as of December 31, 2023, we had $80.8 million of cash and cash equivalents, excluding restricted cash, compared to $80.4 million as of December 31, 2022. On a stand-alone basis, as of December 31, 2023, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $2.5 million compared to $9.1 million at December 31, 2022.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of December 31, 2023, we had $722.8 million of principal indebtedness on a consolidated basis compared to $725.3 million as of December 31, 2022, a net decrease of $2.5 million, which was primarily due to a $44.2 million net decrease in debt at our Infrastructure segment, mostly offset by the issuance of the $35.1 million CGIC Unsecured Note at our Non-Operating Corporate segment and the issuance of additional debt at R2 Technologies in principal amount of $6.6 million.

As of December 31, 2023, on a stand-alone basis, our Non-operating Corporate segment indebtedness increased to $436.9 million from $401.8 million as of December 31, 2022, an increase of $35.1 million, attributable to the issuance of the $35.1 million CGIC Unsecured Note. As of December 31, 2023, our Non-Operating Corporate segment's stand-alone indebtedness consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, $35.1 million principal amount CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on the Revolving Line of Credit. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note will increase from 9% per annum to 16% per annum on May 9, 2024 and from 16% per annum to 32% per annum on May 9, 2025.

We are required to make dividend payments on our outstanding Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received $24.2 million in tax sharing payments from our Infrastructure segment for the year ended December 31, 2023.

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

On March 15, 2023, DBMGi received a redemption notice from CGIC, the holder of the Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBMGi (the “DBMGi Preferred Stock”) requesting that DBMGi redeem 41,820.25 shares of DBMGi Preferred Stock, representing all of the issued and outstanding shares of DBMGi Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby the Company agreed to purchase the 41,820.25 shares of DBMGi Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Preferred Stock as well as an accrued dividend of $0.4 million, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, and is subject to and qualified in its entirety by reference to the full text of the Stock Purchase Agreement and Subordinated Unsecured Promissory Note, which are referenced in our Exhibits listing in this Annual Report on Form 10-K, and are incorporated herein by reference. On May 8, 2023, INNOVATE drew an additional $8.0 million under the Revolving Credit Agreement.

Additionally, on July 31, 2023, INNOVATE drew an additional $7.0 million under the Revolving Credit Agreement, increasing the outstanding balance to $20.0 million as of December 31, 2023.

On February 23, 2024, the Company's Board of Directors (the “Board”) approved a plan to proceed with a $19.0 million rights offering for its common stock and fixed March 6, 2024 as the record date for holders of common stock entitled to participate in the rights offering. On March 5, 2024, the Company set the subscription price at which the rights would be exercisable at $0.70 per share and entered into an investment agreement (the "Investment Agreement") with Lancer Capital, a related party and an entity controlled by Avram A. Glazer, the Chairman of the Board and a beneficial owner of 29.1% of our common stock, pursuant to which the rights offering will be backstopped by Lancer Capital. Pursuant to the Investment Agreement, Lancer Capital will also purchase an additional $16.0 million of the Company's Series C Preferred Stock in a private placement transaction to close concurrently with the settlement of the rights offering. For more information regarding the back-stop and private placement commitments from Lancer Capital under the Investment Agreement, see “Recent Developments.” At this time, management believes that the Company will be able to continue to meet its liquidity requirements and fund its fixed obligations (such as debt service and operating leases) and other cash needs for its operations for at least the next twelve months from the issuance of the Consolidated Financial Statements through a combination of available cash on hand, distributions from the Company’s subsidiaries and the rights offering together with the back-stop and private placement commitments from Lancer Capital under the Investment Agreement.

The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes that it will be able, to the extent needed, to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that we are not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute the holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Year Ended December 31,
	2023	2022
Infrastructure	$16.6	$16.5
Life Sciences	0.5	0.8
Spectrum	1.0	3.3
Non-Operating Corporate	0.3	0.1
Total	$18.4	$20.7

Indebtedness

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the senior secured notes that were due in 2021 and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1st and August 1st of each year. For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in this Annual Report on Form 10-K, which is incorporated herein by reference.

2026 Convertible Notes - Terms and Conditions

As of December 31, 2023, we had $51.8 million 2026 Convertible Notes outstanding. The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year. For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Credit Agreement

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of December 31, 2023. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the revolving credit line with MSD. The maturity date of the Revolving Line of Credit is March 16, 2025. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million.

In March 2023, the Company paid down $15.0 million of the Revolving Credit Agreement, and in May and July 2023, INNOVATE drew an aggregate additional $15.0 million under the Revolving Credit Agreement, bringing the outstanding balance to $20.0 million as of December 31, 2023.

For additional information on the terms and conditions of the Revolving Credit Facility, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in this Annual Report on Form 10-K, which is incorporated herein by reference.

CGIC Unsecured Note

On May 9, 2023, in connection with the redemption of the DBMGi Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Refer to Footnote 16. Temporary Equity and Equity and 11. Debt Obligations of the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Infrastructure

As of December 31, 2023, our Infrastructure segment had an aggregate principal amount of outstanding debt of $198.8 million, which consists of $91.4 million 3.25% Term Loan with UMB, $100.0 million Revolving Line with UMB, $5.0 million, a 4.0% Note due 2024, and $2.4 million of obligations under finance leases. On August 2, 2022, DBMG negotiated and finalized an amendment to its UMB Revolving Line which included a retrospective change to the terms of the Fixed Coverage Ratio, and an increase in the UMB Revolving Line commitment from $110.0 million to $135.0 million, among other things. On December 12, 2023, Infrastructure and UMB entered into an amendment to the agreement that extended the maturity date of the Revolving Line from May 31, 2024 to August 15, 2025, increased the interest rate spread for the Revolving Line by 0.35% across all tiers, and established an interest rate floor of 4.25%. The Revolving Line also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line.

DBMG and Banker Steel, jointly and severally, have a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust. During the year ended December 31, 2023, DBMG made $12.1 million in scheduled repayments of the principal on these notes and made accelerated repayments of $16.6 million in full settlement of the 8.0% subordinated note. Banker Steel also previously had a subordinated 11.0% note payable to Donald Banker of $6.3 million, which was redeemed in full by DBMG on April 4, 2022. As of December 31, 2023, the 4.0% note payable had a remaining balance of $5.0 million.

Refer to Note 11. Debt Obligations of the Consolidated Financial Statements included in this Annual Report on Form 10-K which is incorporated herein by reference, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

As of December 31, 2023, our Life Sciences segment has aggregate principal outstanding debt of $17.4 million.

During the year ended December 31, 2022, R2 Technologies entered into various note purchase agreements with Lancer Capital, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, for an aggregate $10.8 million in notes at a 18% per annum interest rate as of December 31, 2022. During 2023, R2 closed on an additional $6.6 million of notes, including $1.3 million of unpaid accrued interest which was capitalized into the new principal balance, increasing the aggregate outstanding principal to $17.4 million as of December 31, 2023. The per annum interest rate on the outstanding principal balance also increased to 20%. In addition, after various amendments throughout 2023, R2 entered into an amendment with Lancer Capital on November 15, 2023 to extend the maturity date of all outstanding prior existing notes to the earlier of January 31, 2024 or within five business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

Subsequent to year end, the notes expired on January 31, 2024. Effective January 31, 2024, R2 and Lancer Capital simultaneously issued a new 20% note with an aggregate original principal amount of $20.0 million, which is comprised of the prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance, with future interest payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest will be capitalized monthly into the principal balance. The maturity date of the new note is April 30, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The new note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. The exit fee shall be equal to 10.20% if payment is made anytime from February 1, 2024 through February 29, 2024, 10.37% if payment is made anytime from March 1, 2024 through March 31, 2024, and 10.54% if payment is made anytime from April 1, 2024 through April 30, 2024. Refer to Note 17. Related Parties in the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference for additional information on R2 Technologies' debt obligations.

Spectrum

As of December 31, 2023, our Spectrum segment has aggregate principal outstanding debt of $69.7 million.

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. Interest is capitalized and payable upon maturity of the principal. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million, and $6.9 million of accrued interest and fees remain accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Consolidated Balance Sheet. Interest is capitalized and payable upon maturity of the principal.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes in December 2022, Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Non-controlling interest of $3.1 million.

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from May 31, 2024 to August 15, 2024. In exchange, Broadcasting incurred an additional exit fee of $1.1 million which was recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Consolidated Balance Sheet.

On November 9, 2023, Broadcasting entered into a Ninth Amendment to its Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from August 15, 2024 to August 15, 2025. In exchange, Broadcasting will pay additional exit fees of $7.2 million which are payable on the earlier of maturity or repayment of the principal. Interest is also capitalized and payable upon maturity of the principal. In addition, the time to exercise the related warrants was extended to August 2027. As of December 31, 2023, the effective interest rates on the notes, as amended, ranged from 20.6% to 24.0% per annum.

In addition, INNOVATE Corp. entered into a related side letter with the institutional investors, whereby INNOVATE has agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $1.0 million fee is payable if repayment occurs by November 9, 2024, or $2.0 million if repayment occurs after that date. In exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and equity interests in DTV America.

The Company accounted for the transactions related to the Eighth Amendment, Ninth Amendment and the side letter as debt modification events under US GAAP as the present value of cash flows under the amended terms of Broadcasting's Senior Secured Notes was less than 10% different from the present value of cash flows under the original terms of the notes. As a result of the modifications, and as of December 31, 2023, the Company has total capitalized estimated exit fees of $15.9 million, which are reflected in Other Liabilities in the Consolidated Balance Sheet.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional details regarding the indebtedness of our Infrastructure, Life Sciences and Spectrum segments.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 2026 Senior Secured Notes and all other Debt, including Convertible Preferred Stock mandatory cash dividends or any other mandatory cash pay Preferred Stock but excluding any obligation to pay interest on Convertible Preferred Stock or any other mandatory cash payments on Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of December 31, 2023, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of December 31, 2023, the Company was in compliance with this covenant.

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

The UMB Term Loan and UMB Revolving Line associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in the agreement.

As of December 31, 2023, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Year Ended December 31,		Increase / (Decrease)
	2023	2022
Cash provided by (used in) operating activities	26.5	(9.5)	36.0
Cash provided by (used in) investing activities	39.1	(22.5)	61.6
Cash (used in) provided by financing activities	(65.3)	68.1	(133.4)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(1.4)	1.2
Net increase in cash and cash equivalents, including restricted cash	$0.1	$34.7	$(34.6)

Operating Activities

Cash provided by operating activities was $26.5 million for the year ended December 31, 2023, as compared to cash used in operating activities of $9.5 million for the year ended December 31, 2022, an improvement of $36.0 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and operating margins, but can also be affected by working capital needs associated with our operations. For the year ended December 31, 2023, the improvement in cash provided by operating activities was primarily due to an improvement in working capital cash flows at our Infrastructure segment, primarily from changes in contract-related assets and liabilities at our Infrastructure segment, which was partially offset by an increase in net loss after non-cash adjustments.

Investing Activities

Cash provided by investing activities was $39.1 million for the year ended December 31, 2023 as compared to cash used in investing activities of $22.5 million for the year ended December 31, 2022, an improvement of $61.6 million. The improvement in cash provided by investing activities was primarily driven by the $54.2 million of gross cash proceeds received from the sale of New Saxon's 19% investment in HMN on March 6, 2023 and $5.0 million received from Pansend's partial sale of Triple Ring in 2023. Capital expenditures, net of disposals for the year ended December 31, 2023 were $16.8 million, as compared to $18.7 million for year ended December 31, 2022, a net decrease in cash used in PP&E activity of $1.9 million, primarily due to the completion of the Spectrum station build-outs in 2022. Additionally, loans to MediBeacon totaled $4.0 million for year ended December 31, 2023 as compared to $4.5 million for the year ended December 31, 2022, for a decrease in cash outflows of $0.5 million.

Financing Activities

Cash used in financing activities was $65.3 million for the year ended December 31, 2023 as compared to cash provided by financing activities of $68.1 million for the year ended December 31, 2022, an increase in cash used of $133.4 million. The increase in cash used in financing activities was primarily driven by a decrease in net proceeds from our credit facilities of $99.3 million, primarily from a decrease in net proceeds from Infrastructure's UMB Revolving Line of $84.3 million, as the prior year activity included draws on the line to fund working capital requirements on large complex jobs, and a decrease in net proceeds from our Non-Operating Corporate Revolving Line of Credit of $15.0 million. Net repayments on other debt obligations increased by $14.6 million for the year ended December 31, 2023, primarily due to principal payments on Infrastructure's Term Loan and other notes payable, partially offset by new debt at R2 from Lancer Capital. In addition, during the year ended December 31, 2023, we made $15.9 million in distributions to non-controlling interests and redeemable non-controlling interests related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. The Company also made a $7.0 million payment in connection with the repurchase the DBMGi Series A Preferred Stock during the year ended December 31, 2023, which resulted in a decrease in dividend payments of $3.0 million as compared to the prior year.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the December 31, 2023 debt balance, DBMG anticipates that its interest payments will be approximately $2.8 million for each quarter of 2024.

Off- Balance Sheet Arrangements

We may enter into certain off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet transactions may include, but are not limited to: leases that have not yet commenced, short-term leases, liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety, performance or payment bonds entered into in the normal course of business, and liabilities associated with multi-employer pension plans. Refer to Note 9. Leases, Note 13. Commitments and Contingencies of the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on leases and letters of credit and performance and/or payment bonds, respectively.

New Accounting Pronouncements

For information on new accounting pronouncements refer to Note 2. Summary of Significant Accounting Policies of the Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference for additional information.

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles under U.S. Generally Accepted Accounting Principles ("GAAP") requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental disclosures, including information about contingencies, risk and financial condition.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee. The following is a review of the more significant assumptions and estimates used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Refer to Note 2. Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which discusses our significant accounting policies and is incorporated herein by reference.

Revenue Recognition - Estimated Costs to Complete

With respect to our Infrastructure segment (DBM Global Inc.), we recognize a significant portion of our revenue over time using the input method to measure the progress of costs incurred for our service and construction contracts. DBM Global Inc. performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The nature of the projects does not provide measurable value to the customer over time and control does not transfer to the customer at discrete points in time. There is typically no alternative use to the Company for the partially completed construction project, resulting in the recognition of revenue over time as progress is made towards completion rather than at a single point in time. The customer receives value based on the amount of work that has been completed towards the delivery of the completed project. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when we and a customer or general contractor have agreed on both the scope and price of changes, the work has commenced, and that realization of revenue is assured beyond a reasonable doubt. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which a loss on a contract becomes determinable.

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

In relation to tax effects for accumulated other comprehensive income ("OCI"), our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.

Refer to Note 12. Income Taxes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further information, which is incorporated herein by reference.

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

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but, rather, tested for impairment. We test goodwill and indefinite lived intangibles for impairment at least annually in the fourth quarter (October 1st) or when factors indicate potential impairment (i.e., events occur or circumstances change that indicate the potential impairment under ASC 350, Intangibles - Goodwill and Other ("ASC 350"). In addition to the foregoing, management reviews goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that we consider important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the impairment provisions of ASC 360, Property, plant, and equipment ("ASC 360").

We elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, and if so, a quantitative test is performed. The quantitative evaluation for impairment of indefinite lived intangibles follows the same approach as described with goodwill above and consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

Under the quantitative test, we estimate the fair value of a reporting unit, which requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. Further, we assess the current market capitalization, forecasts and the amount by which the fair values exceeded the carrying values. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss shall be recognized in an amount equal to the excess.

Based on qualitative assessments performed as of October 1, 2023, management determined it was more likely than not that the fair value of its reporting units and the fair value of the indefinite-lived intangible assets exceeded their carrying values, and, as such, no impairment was required.

Intangible assets not subject to amortization (i.e. indefinite lived intangibles) consist of certain television broadcast licenses. Intangible assets subject to amortization consists of certain trade names, customer contracts and developed technology. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded to the extent the carrying amount of the asset or asset group exceeds the fair value and is not recoverable.

Refer to Note 8. Goodwill and Intangibles, Net, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on goodwill and intangible assets, including any intangible impairments recorded during the years presented, which is incorporated herein by reference.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 17. Related Parties to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

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
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Unsecured Note and Revolving Credit Agreement, the Certificates of Designation governing INNOVATE’s Preferred Stock and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to our Consolidated Financial Statements included in this Annual Report on Form 10-K and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•the effects related to or resulting from military actions in Israel and the Gaza Strip and Russia's military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impact to financial markets and the global macroeconomic and geopolitical environment;
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of the independent registered public accounting firm and consolidated financial statements listed in the accompanying index are included in Item 15 of this report. Refer to the Index to the Consolidated Financial Statements on page F-1 of this Annual Report Form 10-K, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Auditor Attestation Report

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is on page F-4 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our definitive proxy statement for our 2024 meeting of stockholders ("2024 Proxy Statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding this item will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth in our 2024 Proxy Statement and is incorporated herein by reference.

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

2.2
Merger Agreement, dated as of May 1, 2018, by and among Janssen Biotech, Inc., Dogfish Merger Sub, Inc., Benevir Biopharm, Inc., and Shareholder Representative Services LLC, as holder representative (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on May 3, 2018) (File No. 001-35210).

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

2.5
First Amendment to Agreement and Plan of Merger, dated as of January 15, 2021, by and among Beyond6, Inc., Greenfill Inc., Greenfill Merger, Inc., and INNOVATE Corp (f/k/a HC2 Holdings, Inc.), solely in its capacity as the Stockholders’ Representative (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by INNOVATE on January 19, 2021) (File No. 001-35210)

2.6
Membership Interest Purchase Agreement, dated March 12, 2021 by and among DBM Global Inc., Bridge Fabrication Banker Holdings LLC, The Banker Family Irrevocable Trust #3 U/A/D December 22, 2009, Chesley F. McPhatter, III, Richard Plant and Bridge Fabrication Banker Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by INNOVATE on March 15, 2021) (File No. 001-35210)

2.7
First Amendment to Membership Interest Purchase Agreement, dated May 27, 2021 by and among DBM Global Inc., Bridge Fabrication Banker Holdings LLC, The Banker Family Irrevocable Trust #3 U/A/D December 22, 2009, Chesley F. McPhatter, III, Richard Plant and Bridge Fabrication Banker Holdings LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by INNOVATE on May 27, 2021) (File No. 001-35210)

2.8
Stock Purchase Agreement, dated March 26, 2021, by and among INNOVATE Corp 2 (f/k/a HC2 Holdings 2, Inc.), Continental Insurance Group, Ltd. and Continental General Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by INNOVATE on March 29, 2021) (File No. 001-35210)

3.1
Second Amended and Restated Certificate of Incorporation of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 3.1 to INNOVATE’s Form 8-A, filed on June 20, 2011) (File No. 001-35210).

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

3.6
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), as filed with the Secretary of State of Delaware on August 18, 2021, with an effective date of September 20, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 001-35210)

3.7
Fourth Amended and Restated By-Laws of INNOVATE Corp (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 3.1 to INNOVATE's Current Report on Form 8-K, filed on February 25, 2019) (File No. 001-35210).

3.8
Amendment #1 to Fourth Amended and Restated By-Laws of INNOVATE Corp., (f/k/a HC2 Holdings Inc.) effective September 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 021-35210)

3.9
Certificate of Designations of Series B Preferred Stock of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) dated August 30, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.1
Indenture, dated as of November 20, 2018, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to INNOVATE's Current Report on Form 8-K, filed on November 21, 2018) (File No. 001-35210).

4.2
Amended and Restated Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBM Global Intermediate Holdco Inc. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 001-35210)

4.3
Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting Inc. ("HC2 Broadcasting"), HC2 Network Inc. ("HC2 Network") (collectively the "Subsidiary Borrowers"), HC2 Broadcasting Intermediate Holdings Inc. ("HC2 Intermediate") (the "Intermediate Parent"), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers"), and MSD PCOF Partners XVIII, LLC ("MSD") (incorporated by reference to Exhibit 4.12 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210).

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

4.7
Indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.8
Form of 8.500% senior secured notes due 2026 (included in exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.9
Indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.10
Form of 7.5% convertible senior notes due 2026 (included in exhibit 4.3) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.11
Certificate of Designation of Series A-3 Convertible Participating Preferred Stock of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 001-35210)

4.12
Certificate of Designation of Series A-4 Convertible Participating Preferred Stock of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 001-35210)

4.13	Tax Benefits Preservation Plan, dated August 30, 2021 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2021) (File No. 001-35210)

4.14
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

4.15
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210).

4.16
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

10.5^
Employment Agreement dated as of March 1, 2015, by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Suzi R. Herbst (incorporated by reference to Exhibit 10.55 to INNOVATE's Annual Report on Form 10-K, filed on March 9, 2017) (File No. 001-35210).

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

10.19
Investment Agreement, dated as of September 9, 2020, by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Lancer Capital, LLC (incorporated by reference to Exhibit 10.1 on INNOVATE's Current Report on Form 8-K, filed on September 9, 2020 (File No. 001-35210).

10.20
Form of Registration Rights Agreement by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 (included in Exhibit 10.1) on INNOVATE's Current Report on Form 8-K, filed on September 9, 2020 (File No. 001-35210).

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

10.22
Credit Agreement, dated as of May 27, 2021, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 thereto, the Lenders, which are party thereto from time to time and UMB Bank, n.a., a national banking association, as Letter of Credit Issuer and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on May 27, 2021) (File No. 001-35210),

10.23
INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) Preferred Support Agreement, dated July 1, 2021, by and among INNOVATE Corp., Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on July 1, 2021) (File No. 001-35210)

10.24
DBM Common Support Agreement, dated July 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), Continental General Insurance Company and Continental General Holdings LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on July 1, 2021 (File No. 001-35210),

10.25
Form of Exchange Agreement, dated July 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 001-35210)

10.26
Second Amended and Restated Registration Rights Agreement, dated as of January 5, 2015, by and among INNOVATE Corp (f/k/a HC2 Holdings, Inc.), the initial purchasers of the Series A Preferred Stock, the initial purchasers of the Series A Preferred Stock and the purchasers of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 10.2 on INNOVATE's Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210.

10.27
Letter Agreement dated March 26, 2021 by and between INNOVATE Corp (f/k/a HC2 Holdings, Inc.) and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by INNOVATE's on August 6, 2021) (File No. 001-35210).

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

10.40
Sixth Omnibus Amendment to Secured Notes, dated as of November 28, 2022, by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners, XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on November 29, 2022) (File No. 001-35210).

10.41
Letter Agreement with Continental General Insurance Company dated December 30, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210).

10.42
Seventh Omnibus Amendment to Secured Notes, dated as of December 30, 2022, by and among HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners, XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210).

10.43
Mutual Release and Termination Agreement dated as of December 31, 2022, by and among Azteca International Corporation and TV Azteca, S.A.B. de C.V., HC2 Network, Inc. and TV Azteca, S.A.B. de C.V. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210).

10.44
Senior Secured Promissory Note dated as of December 13, 2022 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated herein by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed by INNOVATE on March 14, 2023) (File No. 001-35210).

10.45
Senior Secured Promissory Note dated as of February 15, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.46
Senior Secured Promissory Note dated as of February 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.47
Senior Secured Promissory Note dated as of March 31, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.48
Senior Secured Promissory Note dated as of April 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.49
Stock Purchase Agreement dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.50
Subordinated Unsecured Promissory Note dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.51
Stock Purchase Agreement dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.52
Subordinated Unsecured Promissory Note dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210).

10.53
Senior Secured Promissory Note dated as of May 12, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.54
Senior Secured Promissory Note dated as of May 31, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.55
Senior Secured Promissory Note dated as of June 14, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.56
Amendment of Senior Secured Promissory Notes dated as of June 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.57
Senior Secured Promissory Note dated as of June 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.53
Senior Secured Promissory Note and amendment dated as of July 14, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.54
Amendment of Senior Secured Promissory Notes dated as of July 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.55
Senior Secured Promissory Note dated as of July 28, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.56
Eighth Omnibus Amendment to Secured Notes, dated as of August 8, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.57
Financial Support Commitment from Lancer Capital LLC dated August 8, 2023 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210).

10.58
Senior Secured Promissory Note dated as of August 15, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210).

10.59
Amendment of Senior Secured Promissory Notes dated as of August 15, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210).

10.60
Separation Agreement dated as of September 21, 2023 by and between Suzi Herbst and INNOVATE Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on September 21, 2023) (File No. 001-35210).

10.61
Employment Agreement dated as of October 6, 2023 by and between Paul K. Voigt and INNOVATE Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 11, 2023) (File No. 001-35210).

10.62
Amended and Restated Financial Support Commitment Letter from Lancer Capital LLC dated November 7, 2023 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210).

10.63
Ninth Omnibus Amendment to Secured Notes, dated as of November 9, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210)

10.64
Side Letter to Ninth Omnibus Amendment to Secured Notes, dated as of November 9, 2023, by and among,HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network, Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings, Inc., HC2 Broadcasting Holdings, Inc., and MassMutual Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210).

10.65	Amendment of Senior Secured Promissory Notes dated as of November 15, 2023 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith).

10.66	INNOVATE Corp. Clawback Policy effective November 2, 2023 (filed herewith).

10.67	INNOVATE Corp. Insider Trading Policy effective November 2, 2023 (filed herewith).

10.68
Second Amendment to Credit Agreement, dated as of December 12, 2023, among DBM Global Inc. and the other Borrowers, the Lenders, UMB Bank, n.a., as Administrative Agent and BMO Harris Bank N.A., as Syndication Agent (filed herewith).

10.69	Sublease Agreement dated as of December 19, 2023, by and between INNOVATE Corp. and Palm Beach Cultural Innovation Center Inc. (filed herewith).

10.70	Investment Agreement dated as of March 5, 2024 by and between INNOVATE Corp. and Lancer Capital LLC (filed herewith)

10.71	Registration Rights Agreement dated as of March 5, 2024 by and between INNOVATE Corp. and Lancer Capital LLC (filed herewith).

10.72	Amended and Restated Senior Secured Promissory Note dated January 31, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

21.1	Subsidiaries of INNOVATE (filed herewith).

23.1	Consent of BDO USA, P.C., an independent registered public accounting firm (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal years ended December 31, 2023 and 2022, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022, (iii) Consolidated Balance Sheets at December 31, 2023 and 2022, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ PAUL K. VOIGT
Paul K. Voigt President and Interim Chief Executive Officer (Principal Executive Officer)

Date:	March 6, 2024
POWER OF ATTORNEY
Each of the officers and directors of INNOVATE Corp., whose signature appears below, in so signing, also makes, constitutes and appoints each of Paul K. Voigt and Michael J. Sena, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 6, 2024.

Signature	Title

/S/ PAUL K. VOIGT	Interim Chief Executive Officer
Paul K. Voigt

/S/ MICHAEL J. SENA	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael J. Sena

/S/ AVRAM A. GLAZER	Director
Avram A. Glazer

/S/ WARREN H. GFELLER	Director
Warren H. Gfeller

/S/ BRIAN S. GOLDSTEIN	Director
Brian S. Goldstein

/S/ AMY WILKINSON	Director
Amy Wilkinson

INNOVATE CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
INNOVATE Corp.
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INNOVATE Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2024, expressed an unqualified opinion thereon.

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

Revenue Recognition - Estimated Costs to Complete for a Certain Segment

As described in Note 3 to the consolidated financial statements, with respect to the Company's Infrastructure segment (“DBMG”), the Company recognizes a significant portion of its revenue over time using the input method to measure progress for its service and construction contracts based on the costs incurred towards delivery to complete projects. The estimate of costs to complete these projects is based on direct materials, labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs. Changes in the scope of the contract and price changes and the timing of when work has commenced are among the factors that influence the estimate of cost and progress for measuring service and construction contracts.

We identified certain estimated costs to complete on specific revenue contracts at DBMG as a critical audit matter. The determination of the total estimated costs to complete requires management to make significant estimates and assumptions regarding direct materials, labor, and subcontractor costs. Changes in the estimates of these costs can have a significant impact on the revenue recognized each period. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of management’s assumptions and estimates over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of internal controls related to revenue recognition at DBMG, specifically controls over the assessment of certain estimated costs to complete.

•Assessing the reasonableness of the certain estimated costs to complete for specific projects through: (i) assessing the status of completion through testing of a sample of project costs incurred to date, (ii) evaluating the reasonableness of project budgets through performing gross margin analysis using subsequently available information, (iii) assessing the reasonableness of changes in the certain estimated costs to complete and investigating reasons for changes in expected costs and project margins, and (iv) evaluating the reasonableness of project status by performing inquiries of project management personnel and assessing the nature of activities required to complete open projects.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2011.

New York, NY
March 6, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
INNOVATE Corp.
New York, NY

Opinion on Internal Control over Financial Reporting

We have audited INNOVATE Corp.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

New York, NY
March 6, 2024

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$1,423.0	$1,637.3
Cost of revenue	1,207.0	1,415.9
Gross profit	216.0	221.4
Operating expenses:
Selling, general and administrative	168.0	180.1
Depreciation and amortization	20.2	27.2
Other operating loss	1.3	0.7
Income from operations	26.5	13.4
Other (expense) income:
Interest expense	(68.2)	(52.0)
Loss from equity investees	(9.4)	(1.3)
Other income (expense), net	16.7	(1.2)
Loss from operations before income taxes	(34.4)	(41.1)
Income tax expense	(4.5)	(0.9)
Net loss	(38.9)	(42.0)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	3.7	6.1
Net loss attributable to INNOVATE Corp.	(35.2)	(35.9)
Less: Preferred dividends	2.4	4.9
Net loss attributable to common stockholders	$(37.6)	$(40.8)

Loss per share - basic and diluted	$(0.48)	$(0.53)

Weighted average common shares outstanding - basic and diluted	78.1	77.5

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2023	2022
Net loss	$(38.9)	$(42.0)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(0.6)	(0.2)
Disposition of equity method investment, net of tax	(9.1)	—
Other comprehensive loss	$(9.7)	$(0.2)
Comprehensive loss	(48.6)	(42.2)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	6.4	5.8
Comprehensive loss attributable to INNOVATE Corp.	$(42.2)	$(36.4)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$80.8	$80.4
Accounts receivable, net	278.4	254.9
Contract assets	118.6	165.1
Inventory	22.4	18.9
Assets held for sale	3.1	—
Other current assets	14.6	17.1
Total current assets	517.9	536.4
Investments	1.8	59.5
Deferred tax asset	2.0	1.7
Property, plant and equipment, net	154.6	165.0
Goodwill	127.1	127.1
Intangibles, net	178.9	190.1
Other assets	61.3	71.9
Total assets	$1,043.6	$1,151.7
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$142.9	$202.5
Accrued liabilities	70.8	65.4
Current portion of debt obligations	30.5	30.6
Contract liabilities	153.5	98.6
Other current liabilities	16.1	20.1
Total current liabilities	413.8	417.2
Deferred tax liability	4.1	9.1
Debt obligations	679.3	683.8
Other liabilities	82.7	71.2
Total liabilities	1,179.9	1,181.3
Commitments and contingencies
Temporary equity
Preferred stock Series A-3 and Series A-4, $0.001 par value	16.4	17.6
Shares authorized: 20,000,000 as of both December 31, 2023 and 2022
Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4 as of both December 31, 2023 and 2022
Redeemable non-controlling interest	(1.0)	43.4
Total temporary equity	15.4	61.0
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 as of both December 31, 2023 and 2022
Shares issued: 80,722,983 and 80,216,028 as of December 31, 2023 and 2022, respectively
Shares outstanding: 79,234,991 and 78,787,768 as of December 31, 2023 and 2022, respectively
Additional paid-in capital	328.2	330.1
Treasury stock, at cost: 1,487,992 and 1,428,260 shares as of December 31, 2023 and 2022, respectively	(5.4)	(5.3)
Accumulated deficit	(487.3)	(452.1)
Accumulated other comprehensive (loss) income	(1.1)	5.9
Total INNOVATE Corp. stockholders’ deficit	(165.5)	(121.3)
Non-controlling interest	13.8	30.7
Total stockholders’ deficit	(151.7)	(90.6)
Total liabilities, temporary equity and stockholders’ deficit	$1,043.6	$1,151.7

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares	Amount
Balance as of December 31, 2021	77.8	0.1	$330.6	$(5.2)	$(416.2)	$6.4	$(84.3)	$28.1	$(56.2)	$68.1
Share-based compensation	—	—	2.4	—	—	—	2.4	—	2.4	—
Fair value adjustment to redeemable non-controlling interest	—	—	0.2	—	—	—	0.2	—	0.2	(0.2)
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Stock dividends	—	—	(2.7)	—	—	—	(2.7)	(1.3)	(4.0)	(1.2)
Issuance of common stock	1.0	—	—	—	—	—	—	—	—	—
Spectrum warrant modification	—	—	—	—	—	—	—	3.1	3.1	—
Issuance of preferred stock for dividend	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	0.9
Transactions with non-controlling interests	—	—	0.2	—	—	—	0.2	(0.2)	—	0.2
Other	—	—	0.3	—	—	—	0.3	—	0.3	—
Net (loss) income	—	—	—	—	(35.9)	—	(35.9)	0.8	(35.1)	(6.9)
Other comprehensive (loss) income	—	—	—	—	—	(0.5)	(0.5)	0.2	(0.3)	0.1
Balance as of December 31, 2022	78.8	0.1	$330.1	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)	$61.0
Share-based compensation	—	—	2.2	—	—	—	2.2	—	2.2	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Preferred stock dividends	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)	(1.3)
Issuance of common stock	0.5	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10.7)	(10.7)	(5.2)
Transactions with non-controlling interests	—	—	(2.8)	—	—	—	(2.8)	2.9	0.1	—
Other	—	—	—	—	—	—	—	(9.0)	(9.0)	9.0
DBMGi preferred stock liability repurchase	—	—	—	—	—	—	—	—	—	(41.8)
Net (loss) income	—	—	—	—	(35.2)	—	(35.2)	2.2	(33.0)	(5.9)
Other comprehensive loss	—	—	—	—	—	(7.0)	(7.0)	(2.3)	(9.3)	(0.4)
Balance as of December 31, 2023	79.2	0.1	$328.2	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)	$15.4

(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled a loss of $2.4 million and income of $4.6 million as of December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(38.9)	$(42.0)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Share-based compensation expense	2.2	2.4
Depreciation and amortization (including amounts in cost of revenue)	36.0	42.2
Amortization of deferred financing costs and debt discount	6.9	3.4
Loss from equity investees	9.4	1.3
Gain on sale of investments and step-up of equity method investments	(15.8)	—
Asset impairment expense	1.8	2.1
Deferred income tax (benefit) expense	(5.3)	1.1
Other operating activities, net	2.1	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(25.7)	(5.5)
Contract assets	46.5	(46.5)
Other current assets	(0.6)	(6.0)
Inventory	(3.5)	(1.9)
Other assets	15.1	16.9
Accounts payable	(60.2)	21.7
Accrued liabilities	9.9	(12.7)
Contract liabilities	54.9	19.5
Other current liabilities	(11.2)	(9.9)
Other liabilities	2.9	4.4
Cash provided by (used in) operating activities	26.5	(9.5)
Cash flows from investing activities
Purchase of property, plant and equipment	(18.4)	(20.7)
Proceeds from disposal of property, plant and equipment	1.6	2.0
Loans to equity method investee	(4.0)	(4.5)
Proceeds from the sale of investments	59.2	—
Other investing activities	0.7	0.7
Cash provided by (used in) investing activities	39.1	(22.5)
Cash flows from financing activities
Proceeds from lines of credit	87.0	176.7
Payments on lines of credit	(94.7)	(85.1)
Proceeds from other debt obligations, net of deferred financing costs	4.9	10.7
Principal payments on other debt obligations	(37.1)	(28.3)
Purchase of preferred stock	(7.0)	—
Payments to non-controlling interests and redeemable non-controlling interests related to sale of equity method investment	(15.9)	—
Dividend payments	(2.2)	(5.2)
Other financing activities	(0.3)	(0.7)
Cash (used in) provided by financing activities	(65.3)	68.1
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(1.4)
Net increase in cash and cash equivalents, including restricted cash	0.1	34.7
Cash, cash equivalents and restricted cash, beginning of year	82.2	47.5
Cash, cash equivalents and restricted cash, end of year	$82.3	$82.2

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

INNOVATE Corp. ("INNOVATE" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of non-controlling equity interest positions or debt instruments. The Company’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "VATE".

The Company currently has three reportable segments, plus our Other segment, based on management’s organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds.

1.Our Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated industrial construction, structural steel and facility maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf Industrial Inc. ("GrayWolf"), DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, Inc., DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through Banker Steel Holdco, LLC ("Banker Steel"), DBMG provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market, in addition to full design-assist services. The Company maintains a 91.2% controlling interest in DBMG.

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains controlling interests of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and 56.6% in R2 Technologies, Inc. ("R2"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and as of December 31, 2023, had a 46.2% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, a 1.9% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

3.Our Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("Broadcasting") and its subsidiaries. Broadcasting strategically acquired and operates over-the-air broadcasting stations across the United States. The Company maintains a 98.0% controlling interest in Broadcasting and maintains a controlling interest of approximately 69.2%, inclusive of 2.8% proxy rights from minority holders of DTV America Corporation ("DTV"). On a fully diluted basis, the Company would have a 85.8% controlling interest in Broadcasting.

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is TIC Holdco, Inc. ("TIC"), and the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains a 72.8% controlling interest. GMH's results include its subsidiary's prior 19.0% equity method investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), until it was sold on March 6, 2023. Refer to Note 6. Investments for additional information.

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

Basis of Presentation and Liquidity

The accompanying Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain prior amounts have been reclassified or combined to conform to the current year presentation.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On February 23, 2024, the Company's Board of Directors (the “Board”) approved a plan to proceed with a $19.0 million rights offering for its common stock and fixed March 6, 2024 as the record date for holders of common stock entitled to participate in the rights offering. On March 5, 2024, the Company set the subscription price at which the rights would be exercisable at $0.70 per share and entered into an investment agreement (the “Investment Agreement”) with Lancer Capital LLC (“Lancer Capital”), a related party and an entity controlled by Avram A. Glazer, the Chairman of the Board and a beneficial owner of 29.1% of the Company's common stock, pursuant to which the rights offering will be backstopped by Lancer Capital. Pursuant to the Investment Agreement, Lancer Capital will also purchase an additional $16.0 million of the Company’s new Series C Preferred Stock in a private placement transaction to close concurrently with the settlement of the rights offering. For more information regarding the back-stop and private placement commitments from Lancer Capital under the Investment Agreement, refer to Note 22. Subsequent Events. At this time, management believes that the Company will be able to continue to meet its liquidity requirements and fund its fixed obligations (such as debt service and operating leases) and other cash needs for its operations for at least the next twelve months from the issuance of the Consolidated Financial Statements through a combination of available cash on hand, distributions from the Company’s subsidiaries and the rights offering together with the back-stop and private placement commitments from Lancer Capital under the Investment Agreement.

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

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the Consolidated Financial Statements, in conformity with ASC 820, Fair Value Measurements and Disclosures, represent the Company’s best estimates and valuations developed, when needed, with the assistance of independent appraisers or, where such valuations have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. Such estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Equity Method Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee, such as with our investments in MediBeacon and Scaled Cell, of which we own an approximately 46.2% interest in MediBeacon and an approximately 20.1% interest in Scaled Cell as of December 31, 2023. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses in (Loss) income from equity investees and other comprehensive income (loss) of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Measurement Alternative Investments

The Company utilizes the measurement alternative method to account for investments when it does not possess the ability to exercise significant influence or control and the investment does not have a readily determinable fair value. Under this method, investments are initially recognized at cost and subsequently measured at cost, adjusted for any observable changes in the fair value of the investment. In addition, the Company reviews the carrying value of investments measured under the measurement alternative for impairment on a regular basis. If there is an indication of impairment, the Company assesses whether the carrying value of the investment exceeds its recoverable amount. Any impairment losses are recognized in the financial statements.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis include cash equivalents. Our financial assets measured at fair value on a nonrecurring basis include non-marketable equity securities. Other financial assets and liabilities are carried at cost (initial fair value) with current fair value disclosed, if required.

Financial Instruments

Our financial instruments include cash and cash equivalents, marketable and non-marketable securities, including equity investments and certain other investments, accounts and notes receivable, accounts payable and other current liabilities, redeemable non-controlling interests and debt obligations.

Accounts Receivable

Accounts receivable are stated at amounts due from customers net of provision for expected credit losses. Our allowance for doubtful accounts considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay. As of January 1, 2023 the company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. At each balance sheet date, all potentially uncollectible accounts are assessed individually for the purpose of determining the appropriate provision for doubtful accounts. Management has elected to use a risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be uncollectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

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

At December 31, 2023, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the INNOVATE Corp. U.S. consolidated filing group will not be realized. Therefore, a full valuation allowance was maintained against the INNOVATE Corp. U.S. consolidated filing group’s net deferred tax assets as of December 31, 2023. The appropriateness and amount of the valuation allowance are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but, rather, tested for impairment. The Company tests goodwill and indefinite lived intangibles for impairment at least annually in the fourth quarter (October 1st) or when factors indicate potential impairment (i.e., events occur or circumstances change that indicate the potential impairment under ASC 350, Intangibles - Goodwill and Other ("ASC 350"). In addition to the foregoing, management reviews goodwill and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable. The factors that management considers important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the impairment provisions of ASC 360, Property, plant, and equipment ("ASC 360").

The Company elected to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, and if so, a quantitative test is performed. The quantitative evaluation for impairment of indefinite lived intangibles follows the same approach as described with goodwill above and consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

Under the quantitative test, management estimates the fair value of a reporting unit, which requires various assumptions including projections of future cash flows, perpetual growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our assessment of a number of factors, including the reporting unit’s recent performance against budget, performance in the market that the reporting unit serves, and industry and general economic data from third-party sources. Discount rate assumptions are based on an assessment of the risk inherent in those future cash flows. Changes to the underlying businesses could affect the future cash flows, which in turn could affect the fair value of the reporting unit. Further, management assesses the current market capitalization, forecasts and the amount by which the fair values exceeded the carrying values. If the carrying amount of the reporting unit exceeds the fair value, an impairment loss shall be recognized in an amount equal to the excess.

Based on qualitative assessments performed as of October 1, 2023, management determined it was more likely than not that the fair value of its reporting units and the fair value of the indefinite-lived intangible assets exceeded their carrying values, and, as such, no impairment was required.

Intangible assets not subject to amortization (i.e. indefinite lived intangibles) consist of certain television broadcast licenses. Intangible assets subject to amortization consists of certain trade names, customer contracts and developed technology. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded to the extent the carrying amount of the asset or asset group exceeds the fair value and is not recoverable.

Refer to Note 8. Goodwill and Intangibles, Net for any intangible impairments recorded during the years presented.

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

INNOVATE CORP.
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

The Company has operating leases for land, office space, and certain Company vehicles and equipment and finance leases for certain Company vehicles and equipment. The leases are expiring between 2024 and 2045. Leases with an initial term of twelve months or less are not recorded on the balance sheets. Lease expense is recognized on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2023, the operating lease liability does not include any options to extend or terminate leases.

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiaries are translated at the exchange rates in effect on the reporting date. Income and expenses are translated at the average exchange rate during the period. The net effect of such translation gains and losses are reflected within AOCI in the stockholders’ equity (deficit) section of the Consolidated Balance Sheets. If there is a planned or completed sale or liquidation of the Company's ownership in a foreign operation, the relevant foreign currency translation adjustment is recognized in the Consolidated Statement of Operations.

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

INNOVATE CORP.
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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is disposed of or classified as held-for-sale. Under ASC 360, Property, Plant and Equipment, assets may be classified as held-for-sale even though the discontinued operations criteria is not met. For the years ended December 31, 2023 and 2022, there were no discontinued operations.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

Credit Losses Standard

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

The adoption of ASU 2016-13 and its related amendments on January 1, 2023, did not have any effect on the Company’s Consolidated Financial statements and the Company did not record any effects through retained earnings. For the amounts calculated for the Current Expected Credit Loss (“CECL”) model subsequent to initial transition, the Company recognizes the expense in the Consolidated Statements of Operations, and the amount is presented within general and administration costs rather than a separate line. Refer to Note 4. Accounts Receivable, Net.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On October 9, 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"), which modifies certain disclosure and presentation requirements of a variety of Topics in the Codification and is intended to both clarify or improve such requirements and align the requirements with the SEC's regulations. The Company is in the process of evaluating the amendments provided in this ASU and believes certain of the disclosure improvements may be applicable to the Company's interim or annual disclosures, for example, disclosures related to: earnings-per-share computation for dilutive securities, preferred stock, amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on short-term borrowings. The effective date for each amendment is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company will apply the provisions prospectively as such provisions become effective and does not expect ASU 2023-06 to have a material impact on the Company's consolidated financial statements.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves reportable segment disclosure requirements to enable investors to better understand an entity's overall performance, primarily through enhanced disclosures about significant segment expenses. In addition, ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements such as those related to the Company's Chief Operating Decision Maker ("CODM"). ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves income tax disclosure requirements related to rate reconciliation income taxes paid and other miscellaneous tax disclosures to enhance their transparency and decision usefulness to investors. These enhancements allow investors to better assess how an entity's operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s consolidated financial statements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 22. Subsequent Events.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

For performance obligations satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input method or an output method and requires judgment based on the nature of the goods or services to be provided.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revenue from contracts with customers consists of the following (in millions):

	Year Ended December 31,
	2023	2022
Infrastructure	$1,397.2	$1,594.3
Life Sciences	3.3	4.3
Spectrum	22.5	38.7
Total revenue	$1,423.0	$1,637.3

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	December 31,
	2023	2022
Infrastructure	$271.5	$244.5
Life Sciences	0.3	0.8
Spectrum	1.4	5.1
Total accounts receivables with customers	$273.2	$250.4

As of January 1, 2022, total accounts receivable, net, from contracts with customers were $236.5 million.

Infrastructure Segment

DBMG performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The nature of the projects does not provide measurable value to the customer over time and control does not transfer to the customer at discrete points in time. There is typically no alternative use to the Company for the partially completed construction project, resulting in the recognition of revenue over time as progress is made towards completion rather than at a single point in time. The customer receives value based on the amount of work that has been completed towards the delivery of the completed project. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when DBMG and customer or general contractor have agreed on both the scope and price of changes, the work has commenced, and that realization of revenue exceeding the costs is assured beyond a reasonable doubt. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

Payment Terms

The timing of customer billings is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of work, or when services are provided. Under the typical payment terms of master and other service agreements and fixed price contracts, the customer makes progress payments based on quantifiable measures of performance by the Company as defined by each specific agreement. Progress payments, generally net of amounts retained, are paid by the customer over the duration of the contract. Amounts billed and due from customers, as well as the amount of contract assets, are generally classified within current assets in the consolidated balance sheets. Refer to Contract Assets and Contract Liabilities below for related discussion. Amounts expected to be collected beyond one year are classified as other long-term assets.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Disaggregation of Revenues

DBMG's revenues are principally derived from contracts to provide fabrication and erection services to its customers. Contracts represent majority of the revenue of the Infrastructure segment and are generally recognized over time. A majority of contracts are domestic, fixed priced, and are within one year. Disaggregation of the Infrastructure segment, by market or type of customer, is used to evaluate its financial performance.

The following table disaggregates DBMG's revenue by market (in millions):

	Year Ended December 31,
	2023	2022
Industrial	$403.0	$409.5
Commercial	382.9	794.0
Transportation	292.3	50.2
Healthcare	165.5	129.9
Convention	124.2	136.2
Government	11.2	34.8
Energy	9.2	15.8
Leisure	8.1	23.4
Total revenue from contracts with customers	$1,396.4	$1,593.8
Other revenue	0.8	0.5
Total Infrastructure segment revenue	$1,397.2	$1,594.3

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

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld (usually less than 10%) pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2023 and 2022, the total retainage receivable was $120.6 million and $127.8 million, respectively, and the amount of retainage receivable estimated by management to be collected beyond one year is approximately 9.0% and 20.7% of the balance, respectively.

When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract it does not meet the criteria to be included in accounts receivable and remains in the contract’s respective contract assets or contract liability, determined on a contract-by-contract basis. The Company has reflected such amounts within the Consolidated Balance Sheets.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contract assets and contract liabilities and recognized earnings consisted of the following (in millions):

	Year Ended December 31,
	2023	2022
Costs incurred on contracts in progress	$2,811.8	$2,503.3
Estimated earnings	510.1	378.9
Contract revenue earned on uncompleted contracts	3,321.9	2,882.2
Less: progress billings	3,356.8	2,815.7
	$(34.9)	$66.5

The above is included in the accompanying Consolidated Balance Sheets under the following line items:
Contract assets	$118.6	$165.1
Contract liabilities	(153.5)	(98.6)
	$(34.9)	$66.5

	Year Ended December 31,
	2023	2022
Cost in excess of billings	$73.8	$90.7
Conditional retainage	44.8	74.4
Contract assets	$118.6	$165.1

Billings in excess of costs	$(229.3)	$(152.0)
Conditional retainage	75.8	53.4
Contract liabilities	$(153.5)	$(98.6)

As of January 1, 2022, contract assets were $118.6 million and contract liabilities were $79.1 million.

The change in contract assets during the year ended December 31, 2023 is a result of the recording of $86.6 million of contract assets driven by new commercial projects, offset by $133.1 million of contract assets transferred to receivables from contract assets recognized at the beginning of the year.

The change in contract liabilities during the year ended December 31, 2023 is a result of periodic contract liabilities of $146.2 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $91.3 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Healthcare	$200.5	$262.0	$462.5
Industrial	193.5	1.0	194.5
Transportation	180.9	37.9	218.8
Commercial	140.1	1.0	141.1
Government	11.9	—	11.9
Convention	9.5	—	9.5
Energy	2.6	—	2.6
Leisure	1.3	—	1.3
Remaining unsatisfied performance obligations	$740.3	$301.9	$1,042.2

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

Life Sciences Segment

Beginning in 2021, R2 Technologies commercially launched its first product, Glacial Rx. Combined with other topical consumables, the Glacial Rx system is sold to medical practices and is intended to be operated by a trained health care professional. Beginning in 2022, R2 Technologies commercially launched its second product in China, Glacial Spa. This product launched into the United States and Canada in 2023, marketed as Glacial fx. This device is sold into nonmedical markets and is a cooling experience used to even skin tone and brighten and lighten skin. It is intended to be operated by a trained esthetician.

Glacial Rx and Glacial fx are sold in North America using a direct sales force. In certain cases, these systems are leased for a small, initial upfront fee and recurring lease payments over a specified timeframe. Glacial fx is also sold in Canada. The Glacial Spa system is currently sold in China and distributed by Huadong’s existing sales force to spas.

To operate the systems, kits containing a cycle card with a set number of cycles must be purchased. Once the cycles are exhausted, practices can purchase additional cards with additional cycles resulting in recurring revenues to R2 Technologies. Further, certain topical consumables are required to be utilized in conjunction with the systems also resulting in recurring revenues to R2 Technologies.

Within North America, revenue is recognized on shipment. For international sales, shipping terms are Ex Works, wherein R2 makes its products available at a specific location, but the buyer is required to pay the transportation costs. Revenue is recognized once an agreed upon freight carrier is selected and goods are picked up by the freight carrier.

Payment Terms

In both North America and internationally, R2 generally requires customers to remit payment upfront prior to shipment. These payment terms are expressly stated in the standard terms and conditions. In certain circumstances within North America, R2 accepts longer payment terms not to exceed one year. Any payment plan variation is expressly disclosed in the master services agreement which is required to be signed in conjunction with each sale by every customer. The invoiced amount to be received is recorded in Accounts Receivable, Net, on the Consolidated Balance Sheet.

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Year Ended December 31,
	2023	2022
Systems and consumables revenue	$3.3	$4.3
Total Life Sciences segment revenue	$3.3	$4.3

Spectrum Segment

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Payment Terms

We have an unconditional right to receive payment of the amount billed generally within 30 days of the invoice date. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in Accounts Receivable on our Consolidated Balance Sheet.

Disaggregation of Revenues

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Year Ended December 31,
	2023	2022
Broadcast station	$21.9	$19.6
Network advertising	—	14.8
Network distribution	—	2.8
Other	0.6	1.5
Total Spectrum segment revenue	$22.5	$38.7

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2023, the transaction price allocated to remaining unsatisfied performance obligations consisted of $10.9 million of broadcast station revenues of which $5.6 million is expected to be recognized within one year and $5.3 million is expected to be recognized within the next 3 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2023	2022
Contracts in progress	$271.7	$244.8
Unbilled retentions	—	0.2
Trade receivables	1.9	5.9
Other receivables	5.2	4.5
Allowance for expected credit losses (1)(2)	(0.4)	(0.5)
Total	$278.4	$254.9
(1) Allowance for doubtful accounts as of December 31, 2022, prior to the adoption of ASU 2016-13.
(2) There was no change to the allowance for expected credit losses as a result of the adoption of ASU 2016-13 on January 1, 2023.

As of January 1, 2022, total accounts receivable, net were $247.1 million.

For the year ended December 31, 2023, the Company recognized a net provision for expected credit losses of     $2.3 million, of which $2.2 million related to a receivable at our Infrastructure segment expensed as a result of a legacy customer bankruptcy. For the year ended December 31, 2022, the Company recognized provisions for doubtful accounts of $0.9 million. Direct write-downs of accounts receivable charged against the allowance totaled $2.4 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

5. Inventory

Inventory consisted of the following (in millions):

	December 31,
	2023	2022
Raw materials and consumables	$21.0	$15.7
Work in process	0.6	1.2
Finished goods	0.8	2.0
Total inventory	$22.4	$18.9

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

6. Investments

The carrying values of the Company's investments were as follows (in millions):

	December 31, 2023
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$0.9	$0.9	$—	$1.8
Total	$0.9	$0.9	$—	$1.8

	December 31, 2022
	Measurement Alternative(1)	Equity Method	Fair Value	Total
Common stock	$—	$3.0	$—	$3.0
Preferred stock and fixed maturities	—	—	4.6	4.6
Put option	11.3	—	—	11.3
Investment in securities	—	40.6	—	40.6
Total	$11.3	$43.6	$4.6	$59.5
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any.

The Company's investments as of December 31, 2023 are comprised of investments in MediBeacon, Triple Ring and Scaled Cell, and, as of December 31, 2022, were comprised of investments in MediBeacon, Triple Ring and HMN. The Company's investments in Scaled Cell and MediBeacon are measured using the equity method of accounting and the Company's investment in Triple Ring is measured using the measurement alternative method as of December 31, 2023. Until a partial sale of the Triple Ring common stock investment on November 30, 2023, the Triple Ring common stock investment was measured using the equity method of accounting (and on a one month lag basis) and the Triple Ring preferred stock investment was measured at fair value until it was sold on November 30, 2023. HMN was measured using the equity method investment method of accounting until it was sold on March 6, 2023.

The Company's share of net losses from its equity method investments totaled $9.4 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

Triple Ring and Scaled Cell

On November 30, 2023, the Company sold 546,709 shares of its common stock of Triple Ring and 804,375 shares of its preferred stock of Triple Ring and exchanged 255,333 of Triple Ring common stock for 240,613 shares of Scaled Cell (valued at $0.9 million). As a part of this transaction, the Company received $5.0 million in cash proceeds and recognized a loss of $0.2 million on the sale of the investment, which is reflected in Other income (expense), net, in the Consolidated Statement of Operations for the year ended December 31, 2023. As of December 31, 2023, the Company holds 240,613 shares of Scaled Cell, representing a 20.1% interest.

Subsequent to the sale, the Company still holds 229,488 shares of common stock of Triple Ring, reflecting a 7.2% interest (1.9% on a fully diluted basis), and accounts for Triple Ring under the measurement alternative method as of December 31, 2023. As of December 31, 2022 and prior to the sale in November 2023, the Company held a 25.8% interest in Triple Ring.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by Pansend to MediBeacon. On March 15, 2022, MediBeacon issued Pansend a $4.5 million 8.0% convertible note due March 2025, increasing the total outstanding principal due by MediBeacon to Pansend to $5.0 million. Prior to December 6, 2023, MediBeacon issued $2.0 million in 12% convertible note payable to Pansend, increasing the total outstanding principal by MediBeacon to Pansend to $7.0 million. On December 6, 2023, MediBeacon terminated the $6.5 million of prior outstanding convertible notes with Pansend and simultaneously issued a new 12% convertible note with an aggregate original principal amount of $7.2 million, which comprised of the prior outstanding convertible principal amounts and unpaid accrued interest of $0.7 million which was capitalized into the new principal balance, with future interest payable upon maturity of the note. Subsequent to December 6, 2023, MediBeacon issued $2.0 million in 12% convertible notes payable to Pansend, and, as of December 31, 2023, the total outstanding principal by MediBeacon to Pansend was $9.7 million, comprised of $9.2 million of convertible notes and $0.5 million of secured notes payable. Subsequent to year end, on February 12, 2024, MediBeacon issued Pansend an additional $0.5 million 12% convertible note.

As a result of these modifications and additional note issuances with MediBeacon during the year ended December 31, 2023, Pansend recognized $4.7 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On February 23, 2023, pursuant to its amended commercial partnership with Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, MediBeacon issued $7.5 million of its preferred stock to Huadong, which decreased Pansend's ownership in MediBeacon from approximately 47.2% as of December 31, 2022 to approximately 46.2% subsequent to the transaction. As a result of this equity transaction, Pansend recognized a gain of $3.8 million in Other income (expense), net in the Consolidated Statements of Operations for the year ended December 31, 2023, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of December 31, 2023, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $9.7 million in convertible notes which have been offset against recognized losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $8.0 million.

For the years ended December 31, 2023 and 2022, Pansend earned $0.5 million and $0.3 million, respectively, of interest income from the convertible notes with MediBeacon.
HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment. For the year ended December 31, 2023, $15.9 million was distributed to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which is included in Other income (expense), net in the Consolidated Statement of Operations for the year ended December 31, 2023.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	December 31,
	2023	2022
Equipment, furniture and fixtures, and software	$210.7	$196.0
Building and leasehold improvements	42.9	44.8
Land	25.8	26.1
Construction in progress	4.8	8.4
Plant and transportation equipment	8.1	8.2
	$292.3	$283.5
Less: Accumulated depreciation	137.7	118.5
Total	$154.6	$165.0

Depreciation expense was $24.9 million and $25.6 million for the years ended December 31, 2023 and 2022, respectively. These amounts included $15.8 million and $15.0 million of depreciation expense recognized within cost of revenue for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the net book value of equipment under finance leases included in PP&E was $2.3 million and $2.1 million, respectively. As of December 31, 2023 and 2022, the gross value of capitalized internal-use software included in PP&E was $40.9 million and $35.6 million, respectively, and the net book value was $9.9 million and $5.6 million, respectively.

As of December 31, 2023, $3.1 million in assets held for sale are presented separately in the Consolidated Balance Sheet and primarily consist of two buildings and their associated building improvements at the Company's Infrastructure segment.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2021	$106.0	$21.4	$127.4
Translation	(0.3)	—	(0.3)
Balance at December 31, 2022	$105.7	$21.4	$127.1
Translation	—	—	—
Balance as of December 31, 2023	$105.7	$21.4	$127.1

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	December 31,
	2023	2022
FCC licenses	$106.3	$106.3
Total	$106.3	$106.3

For the year ended December 31, 2022, the Company recorded impairment charges of $0.2 million which are reflected in Other operating loss in the Consolidated Statements of Operations. The impairment charges related to non-core FCC licenses which were sold or expired in order to bring their carrying value equal to the agreed upon sales price prior to the execution of the sale or expiration. There were no impairment charges recorded to indefinite lived intangible assets for the year ended December 31, 2023.

The weighted-average period prior to the next renewal for FCC licenses was 6.2 years and 6.6 years as of December 31, 2023 and 2022, respectively, after taking into consideration licenses that were successfully renewed shortly after year-end. While broadcast television licenses are issued for a fixed period of time (generally eight years), renewals of these licenses have occurred routinely and at nominal cost. In addition, the Company does not believe that the expiration or non-renewal of any of its FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

		December 31,
	Weighted-Average Original Useful Life	2023			2022
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(9.4)	$15.8	$25.4	$(8.0)	$17.4
Customer relationships and contracts	11 years	87.6	(44.2)	43.4	87.6	(35.4)	52.2
Channel sharing arrangements	35 years	12.6	(1.8)	10.8	12.6	(1.4)	11.2
Other	12 years	3.9	(1.3)	2.6	4.1	(1.1)	3.0
Total		$129.3	$(56.7)	$72.6	$129.7	$(45.9)	$83.8

For the year ended December 31, 2022, the Company recorded impairment charges to definite lived intangible assets of $1.5 million, which are reflected in Other operating loss in the Consolidated Statements of Operations. The impairment charges related to the impairment of the HC2 Network Program License Agreement ("PLA") due to a decline in performance. There were no impairment charges recorded to definite lived intangible assets for the year ended December 31, 2023.

Amortization expense for definite lived intangible assets was $11.1 million and $16.6 million for the years ended December 31, 2023 and 2022, respectively, and was included in Depreciation and amortization in the Consolidated Statements of Operations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Amortization

Future estimated annual amortization expense for intangible assets as of December 31, 2023 is as follows (in millions):

Estimated Amortization
2024	$7.4
2025	7.3
2026	6.8
2027	5.0
2028	5.0
Thereafter	41.1
Total	$72.6

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

	December 31,
	2023	2022
Right-of-use assets:
Operating lease (Other assets)	$58.0	$65.8
Finance lease (Property, plant and equipment, net)	2.3	2.1
Total right-of-use assets	$60.3	$67.9

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$13.5	$17.1
Non-current portion of operating lease (Other liabilities)	48.6	53.8
Finance lease (Debt obligations)	2.4	2.1
Total lease liabilities	$64.5	$73.0

The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2024 and 2045. For the year ended December 31, 2023, the Company recorded impairment charges to right-of-use assets of $0.6 million, primarily related to FCC licenses impaired. For the year ended December 31, 2022, the Company recorded an impairment charge to right-of-use-assets of $0.5 million. Impairment charges are included in Other operating loss in the Consolidated Statements of Operations.

For the years ended December 31, 2023 and 2022, the Company recorded short-term lease costs totaling $39.2 million and $34.8 million, respectively. Based on the short-term leases executed as of December 31, 2023, the Company expects that it will incur approximately $8.5 million in estimated short-term lease costs for the year ended December 31, 2024.

The tables below present financial information associated with the Company's leases as of, and for the years ended December 31, 2023 and 2022.

The following table summarizes the components of lease expense (in millions):

	Year Ended December 31,
	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$0.4	$0.2
Interest on lease liabilities	0.2	0.1
Net finance lease cost	0.6	0.3
Operating lease cost	22.1	23.5
Variable lease cost	0.6	0.6
Sublease income	(0.7)	(0.7)
Total lease cost	$22.6	$23.7

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$0.2	$0.1
Financing cash flows from finance leases	$0.4	$0.2
Operating cash flows from operating leases	$22.8	$23.3
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$0.8	$2.2
Operating leases	$9.3	$15.0

The weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term (years) - operating leases	7.5	7.5
Weighted-average remaining lease term (years) - finance leases	1.6	1.4
Weighted-average discount rate - operating leases	5.6%	5.3%
Weighted-average discount rate - finance leases	6.8%	5.7%

Future minimum lease commitments (undiscounted) as of December 31, 2023, were as follows (in millions):

	Operating Leases	Finance Leases
2024	$16.5	$1.8
2025	13.0	0.3
2026	9.6	0.2
2027	7.2	0.2
2028	5.5	0.1
Thereafter	24.0	—
Total future minimum lease payments	75.8	2.6
Less: amounts representing interest	(13.7)	(0.2)
Total lease liability balance	$62.1	$2.4

In November 2021, INNOVATE Corp. entered into a ten-year lease arrangement for a special purpose space in Palm Beach, Florida, which was amended in February 2023, to extend the term of the lease to 15 years, with future monthly lease payments of approximately $0.2 million over the entire lease term and annual common area maintenance charges of $0.6 million, both of which are subject to a 3% annual upward adjustment, with total square footage of 25,184, as amended. In December 2023, the Company entered into a sublease agreement with Palm Beach Cultural Innovation Center, Inc. (“PBCIC”), a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, who is also on the board of directors of PBCIC. Pursuant to the sublease, the Company allows PBCIC use of the underlying space and, as consideration, PBCIC has agreed to undertake all of the tenant’s build-out costs and related obligations under the lease agreement between the Company, as tenant, and RPP Palm Beach Property LP, as landlord. As of December 31, 2023, the lease has not yet commenced. The Company previously recorded $1.1 million in prepaid rent related to this lease, which was written-off in December 2023 upon the execution of the sublease to PBCIC and is reflected in Other operating loss in the Consolidated Statement of Operations. The Company also incurred other expenses of $1.1 million since inception related to the special purpose space and PBCIC, of which $0.7 million and $0.4 million are reflected in Selling, general and administrative in the Consolidated Statement of Operations for the years ended December 31, 2023 and 2022, respectively.

In December 2021, the Company entered into a five-year lease agreement with an option to extend the lease for another five years for office space in West Palm Beach, Florida. The new lease has not commenced yet, but will require future monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment, with total square footage of 15,786. Other than a $0.2 million deposit included in Other assets, the future lease payments are not yet recorded on the Company's Consolidated Balance Sheets, as the building is still under construction. Management expects the accounting lease commencement date for this initial portion of the lease for financial reporting purposes to begin in 2024.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	December 31,
	2023	2022
Prepaid assets	$11.2	$10.4
Income tax receivable	2.1	5.3
Restricted cash - current	0.9	0.3
Other	0.4	1.1
Total other current assets	$14.6	$17.1

Other Assets

Other assets, which are reflected in non-current assets in the Consolidated Balance Sheets, consisted of the following (in millions):

	December 31,
	2023	2022
Right-of-use assets	$58.0	$65.8
Restricted cash - non-current	0.6	1.5
Other	2.7	4.6
Total other assets	$61.3	$71.9

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2023	2022
Accrued expenses	$14.3	$17.3
Accrued payroll and employee benefits	29.2	30.8
Accrued interest	17.1	15.3
Accrued sales and use taxes	9.8	1.6
Accrued income taxes	0.4	0.4
Total accrued liabilities	$70.8	$65.4

Restructuring Costs

DBMG incurred approximately $2.1 million and $6.5 million of restructuring costs for the years ended December 31, 2023 and 2022, which are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. These costs relate to a one-time internal project to evaluate and revamp DBMG's internal operations and back-office functions across all departments, including finance & accounting, risk management, human resources, IT and purchasing to improve future state delivery models and reduce redundancy throughout the organization. There were no remaining amounts accrued as of December 31, 2023.

HC2 Network Shut-Down

On December 31, 2022, Broadcasting shut-down the operations and broadcasting of the Azteca America network and, terminated both the PLA and BSA with TV Azteca. HC2 Network did not qualify for discontinued operations presentation as HC2 Network was not significant to the Company, did not represent a strategic shift and would not have a major effect on the Company's operations and financial results. As a result of the cessation of the Azteca operations, the Company no longer has any unsatisfied performance obligations related to network advertising or network distribution. During the year ended December 31, 2022, the Company recognized employee-related termination costs of $0.7 million, which are included in Selling, general & administrative expenses in the Consolidated Statement of Operations, and a net loss of $30 thousand which is included in Other (expense) income, net, in the Consolidated Statement of Operations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Liabilities

Other current liabilities consisted of the following (in millions):

	December 31,
	2023	2022
Lease liability, current	$13.5	$17.1
Other current liabilities	2.6	3.0
Total other current liabilities	$16.1	$20.1

Other liabilities, which are reflected in non-current liabilities in the Consolidated Balance Sheets, consisted of the following (in millions):

	December 31,
	2023	2022
Lease liability, net of current portion	$48.6	$53.8
Other	34.1	17.4
Total other liabilities	$82.7	$71.2

As of December 31, 2023 and 2022, there were $1.9 million and $1.7 million, respectively, of asset retirement obligations ("AROs") included in Other liabilities. Accretion expense relating to the AROs was $0.2 million and $0.1 million for the years ended December 31, 2023 and 2023, respectively.

As of December 31, 2023, there was $14.9 million of non-current accrued interest and $15.9 million of exit fees payable included in Other liabilities. As of December 31, 2022, there was $5.5 million of non-current accrued interest and $7.6 million of exit fees payable. Refer to Note 11. Debt Obligations for additional information on the exit fees.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	Year Ended December 31,
Infrastructure	2023	2022
PRIME minus 0.85% Line of Credit due 2025	$100.0	$107.7
3.25% Term Loan due 2026	91.4	99.5
4.00% Note due 2024	5.0	15.0
8.00% Note due 2024	—	18.7
Obligations under finance leases	2.4	2.1
Total Infrastructure	$198.8	$243.0

Spectrum
8.50% Note due 2025	$19.3	$19.3
11.45% Notes due 2025	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Note due 2024	$17.4	—
18.00% Note due 2023	—	10.8
Total Life Sciences	$17.4	$10.8

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	51.8	51.8
SOFR plus 5.75% Line of Credit	20.0	20.0
CGIC Unsecured Note due 2026	35.1	—
Total Non-Operating Corporate	$436.9	$401.8

Total outstanding principal	$722.8	$725.3
Unamortized issuance discount, issuance premium, and deferred financing costs	(13.0)	(10.9)
Less: current portion of debt obligations	(30.5)	(30.6)
Debt obligations	$679.3	$683.8

As of December 31, 2023, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2024	$1.8	$81.7	$83.5
2025	0.3	271.3	271.6
2026	0.2	502.2	502.4
2027	0.2	—	0.2
2028	0.1	—	0.1
Total minimum principal and interest payments	2.6	855.2	857.8
Less: Amount representing interest	(0.2)	(134.8)	(135.0)
Total aggregate finance lease and debt payments	$2.4	$720.4	$722.8

The interest rates on finance leases ranged from approximately 2.0% to 8.5%.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Infrastructure

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a Prime Rate minus a spread. On December 12, 2023, DBMG and UMB entered into an amendment to the agreement that extended the maturity date of the Revolving Line from May 31, 2024 to August 15, 2025, increased the interest rate spread for the Revolving Line by 0.35% across all tiers, and established an interest rate floor of 4.25%. The effective interest rate on the Revolving Line was 8.33% and 6.88% as of December 31, 2023, and 2022, respectively. Interest is paid monthly. The Revolving Line also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line. DBMG also has a $91.4 million UMB Term Loan, which expires May 31, 2026, and bears interest at an annual rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly. The UMB Term Loan and UMB Revolving Line associated with the Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in their agreements.

The $5.0 million note expires March 31, 2024 and bears interest at an annual rate of 4.00%. Interest is paid quarterly. During the year ended December 31, 2023, DBM Global repaid the 8.00% note in full. Refer to Note 17. Related Parties for additional information.

Spectrum

On December 30, 2022, Broadcasting entered into a Seventh Omnibus Amendment to Secured Notes which, among other things, extended the maturity date of $52.2 million of its Senior Secured Notes, due December 30, 2022 to May 31, 2024. The $52.2 million of Senior Secured Notes consisted of $19.3 million of 8.5% Senior Secured Notes and $32.9 million of 10.5% Senior Secured Notes. The other terms of the $19.3 million 8.5% Senior Notes remained the same. At the time of the extension, Broadcasting had accrued interest and other fees of $6.9 million. The interest rate on the $32.9 million 10.5% Senior Notes was increased to 11.45% and cumulative accrued interest and exit fees of $17.5 million were capitalized into the principal balance with both note extensions accounted for as debt modification events. All other terms were essentially the same. Total outstanding principal after the refinancing was $69.7 million, and $6.9 million of accrued interest and fees remained accrued, with total exit fees of $7.6 million which were recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Consolidated Balance Sheet. Interest is capitalized and payable upon maturity of the principal.

Concurrently therewith and as part of the consideration for extending the 10.5% Senior Notes in December 2022, Broadcasting amended warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc. common stock held by the lenders of the 10.5% Senior Notes by extending the time to exercise such to the second half of 2026 and reducing the exercise price per share (i) from $140.00 to $0.01 in the case of the certain of the warrants and (ii) from $130.00 to $0.01 in the case of the remaining warrants. The warrants are exercisable at any time. The change in the fair value of the warrants was recorded as original issue discount with a corresponding impact reflected in Non-controlling interest of $3.1 million.

On August 8, 2023, Broadcasting entered into an Eighth Amendment to Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from May 31, 2024 to August 15, 2024. In exchange, Broadcasting incurred an additional exit fee of $1.1 million which was recorded as original issue discount with a corresponding liability reflected in Other Liabilities in the Consolidated Balance Sheet.

On November 9, 2023, Broadcasting entered into a Ninth Amendment to its Secured Notes with its lenders which extended the maturity date of its Senior Secured Notes aggregate principal amount of $69.7 million, from August 15, 2024 to August 15, 2025. In exchange, Broadcasting will pay additional exit fees of $7.2 million which are payable on the earlier of maturity or repayment of the principal. Interest is also capitalized and payable upon maturity of the principal. In addition, the time to exercise the related warrants was extended to August 2027. As of December 31, 2023, the effective interest rates on the notes, as amended, ranged from 20.6% to 24.0% per annum.

In addition, INNOVATE Corp. entered into a related side letter with the institutional investors, whereby INNOVATE Corp. has agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $1.0 million fee is payable if repayment occurs by November 9, 2024, or $2.0 million if repayment occurs after that date. In exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and equity interests in DTV America.

The Company accounted for the transactions related to the Eighth Amendment, Ninth Amendment and the side letter as debt modification events under US GAAP as the present value of cash flows under the amended terms of Broadcasting's Senior Secured Notes was less than 10% different from the present value of cash flows under the original terms of the notes. As a result of the modifications, and as of December 31, 2023, the Company has total capitalized estimated exit fees of $15.9 million, which are reflected in Other Liabilities in the Consolidated Balance Sheet.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Life Sciences

During the year ended December 31, 2022, R2 Technologies entered into various note purchase agreements with Lancer Capital, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, for an aggregate $10.8 million in notes at a 18% per annum interest rate as of December 31, 2022. During 2023, R2 closed on an additional $6.6 million of notes, including $1.3 million of unpaid accrued interest which was capitalized into the new principal balance, increasing the aggregate outstanding principal to $17.4 million as of December 31, 2023. The per annum interest rate on the outstanding principal balance also increased to 20%. In addition, after various amendments throughout 2023, R2 entered into an amendment with Lancer Capital on November 15, 2023 to extend the maturity date of all outstanding prior existing notes to the earlier of January 31, 2024 or within five business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

Subsequent to year end, the notes expired on January 31, 2024. Effective January 31, 2024, R2 and Lancer Capital simultaneously issued a new 20% note with an aggregate original principal amount of $20.0 million, which is comprised of the prior outstanding principal amounts and unpaid accrued interest of $2.6 million, which was capitalized into the new principal balance, with future interest payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest will be capitalized monthly into the principal balance. The maturity date of the new note is April 30, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The new note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. The exit fee shall be equal to 10.20% if payment is made anytime from February 1, 2024 through February 29, 2024, 10.37% if payment is made anytime from March 1, 2024 through March 31, 2024, and 10.54% if payment is made anytime from April 1, 2024 through April 30, 2024.

For the years ended December 31, 2023 and 2022, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer Capital of $2.9 million and $0.8 million, respectively.

Non-Operating Corporate

2026 Senior Secured Notes

The $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes") was issued in 2021 at 100% of par, with a stated annual interest rate of 8.50% and an effective interest rate of 9.3%, which reflects $10.8 million of deferred financing fees, including underwriting fees. For both the years ended December 31, 2023 and 2022, aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees, was $30.1 million.

2026 Convertible Notes

The $51.8 million of 7.50% convertible notes (the "2026 Convertible Notes") were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes were issued at 100% of par with a stated annual interest rate of 7.50%. The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes have an effective interest rate of 3.21%, which reflects the initial $12.3 million premium and $1.1 million of deferred financing fees.

Each $1,000 of principal of the 2026 Convertible Notes will initially be convertible into 234.2971 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.27 per share, subject to adjustment upon the occurrence of specified events.

As of December 31, 2023, the 2026 Convertible Notes had a net carrying value of $57.3 million inclusive of an unamortized premium of $6.0 million and unamortized deferred financing costs of $0.5 million. Based on the closing price of our common stock of $1.23 on December 31, 2023, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For both the years ended December 31, 2023 and 2022, aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $1.9 million.

2022 Convertible Notes

On June 1, 2022, the 2022 Convertible Notes of $3.2 million matured, and the Company repaid the principal and accrued interest upon maturity. For the year ended December 31, 2022, interest expense recognized relating to both the contractual interest coupon and amortization of the discount on the 2022 Convertible Notes was $0.2 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75% and interest is paid quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the revolving credit line with MSD. On April 25, 2023, the Company extended the maturity date of its Revolving Credit Agreement from February 23, 2024, to March 16, 2025, and also changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes. In March 2023, the Company paid down $15.0 million of the Revolving Credit Agreement, and in May 2023 and July 2023, INNOVATE drew an aggregate additional $15.0 million under the Revolving Credit Agreement, bringing the outstanding balance to $20.0 million as of December 31, 2023.

CGIC Unsecured Note Due 2026

On May 9, 2023, in connection with the redemption of the DBMGi Preferred Stock, the Company issued a subordinated unsecured promissory note to Continental General Insurance Company ("CGIC") in the principal amount of $35.1 million (the "CGIC Unsecured Note"). Refer to Note 16. Temporary Equity and Equity for additional information. The CGIC Note is due February 28, 2026, and bears interest at 9% per annum through May 8, 2024, 16% per annum from May 9, 2024 to May 8, 2025, and 32% per annum thereafter, and the effective interest rate on the note is 18.1%. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. For the year ended December 31, 2023, interest expense recognized relating to the CGIC Unsecured Note was $4.1 million and cash paid for interest to CGIC was $1.8 million.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Payments. The Secured Indenture contains specific covenants which restrict the Company's ability and the ability of its restricted subsidiaries (as defined in the Secured Indenture) to incur certain additional indebtedness; make certain dividends, distributions, investments and other restricted payments; repay certain debt; sell certain assets; or enter into certain transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. At December 31, 2023, the Company was in compliance with all covenants contained in the 2026 Senior Secured Notes.

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

Optional Redemption. As of August 1, 2023 and thereafter, the Company may redeem for cash all of the notes if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (which need not be consecutive trading days) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date.

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

Events of Default. The Convertible Indenture contains customary events of default which could, subject to certain conditions, cause the 2026 Convertible Notes to become immediately due and payable. As of December 31, 2023, the Company was in compliance with all covenants contained in the 2026 Convertible Notes.

Revolving Credit Agreement

Lender. MSD PCOF Partners IX, LLC

Maturity. The Revolving Credit Agreement matures on March 16, 2025.

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

Any failure to comply with the restrictions in the agreements governing the Company's indentures, or any agreement governing other indebtedness the Company could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt.

2026 Unsecured CGIC Note:

Maturity. The 2026 Unsecured CGIC Note matures on February 28, 2026.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Interest. The 2026 Unsecured CGIC Notes accrues interest at a rate 9% per year through May 8, 2024, 16% per year from May 9, 2024 to May 8, 2025, and 32% per year thereafter. Interest on the 2026 Convertible Notes is paid monthly, on the last day of each month or next succeeding business day.

Issue Price. The issue price of the 2026 Unsecured CGIC Notes was 100% of par.

Ranking. The note is a part of the Company’s general unsecured and unsubordinated obligations and will rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the notes. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness, including the Company’s 2026 Senior Secured Notes, 2026 Convertible Notes and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, including trade credit.

Optional and Mandatory Prepayments. The Company may prepay the entire note or a portion thereof at any time, without incurring penalties or premiums. Such prepayments must cover the principal amount along with accrued interest up to the prepayment date, as well as any other outstanding amounts under the note. Any prepaid amount cannot be re-borrowed.

The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3 million or 12.5% of the proceeds from certain equity sales.

Events of Default. The note contains customary events of default and contains cross-default provisions with the Company's Unsecured Indenture and Senior Debt which could, subject to certain conditions, cause the note to become immediately due and payable.

INNOVATE is in compliance with its debt covenants as of December 31, 2023.

12. Income Taxes

The income tax expense (benefit) for income taxes for the years indicated were as follows (in millions):

	Year Ended December 31,
	2023	2022
Current tax expense (benefit)
Federal	$—	$(2.7)
State	4.5	2.9
Foreign	5.3	(0.4)
Net current tax expense (benefit)	$9.8	$(0.2)
Deferred tax expense (benefit)
Federal	$0.3	$(0.6)
State	0.2	0.1
Foreign	(5.8)	1.6
Net deferred tax (benefit) expense	$(5.3)	$1.1

Income tax expense	$4.5	$0.9

The US and foreign components of income (loss) from continuing operations before income taxes for the years indicated were as follows (in millions):

	Year Ended December 31,
	2023	2022
US	$(46.9)	$(45.1)
Foreign	12.5	4.0
Loss from continuing operations before income taxes	$(34.4)	$(41.1)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the years indicated, the income tax expense differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items (in millions):

	Year Ended December 31,
	2023	2022
Tax (benefit) at federal statutory rate	$(7.2)	$(8.6)
State tax, net of federal benefit	1.4	1.0
Non-deductible meals and entertainment	0.6	0.2
Executive and stock compensation	0.3	0.1
Increase (decrease) in valuation allowance	8.9	(0.7)
Tax rate changes	1.2	1.7
Return to provision	0.6	3.2
Foreign withholding tax expense	4.4	—
Gain on sale of investment	0.5	—
Outside basis differences	(6.9)	4.2
Other	0.7	(0.2)
Income tax expense	$4.5	$0.9

Income tax expense of $4.5 million for the year ended December 31, 2023 primarily relates to the tax expense as calculated under ASC 740 for taxpaying entities, for which there was an increase in current state tax expense at certain taxpaying entities due to an increase in profitability. The tax expense for the year ended December 31, 2023 includes a $1.1 million net tax benefit, consisting of a current tax expense of $4.4 million related to a foreign withholding tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million HMN put option agreement and the expected foreign withholding taxes on the book over tax outside basis difference in the investment, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as the Company does not believe it is more-likely-than not that the losses will be utilized prior to expiration.

Income tax expense of $0.9 million for the year ended December 31, 2022 primarily related to tax expense as calculated under ASC 740 for taxpaying entities, which was partially offset by the net tax savings of $3.1 million from the CGIC consolidation in the 2021 tax return, resulting in a partial release of the valuation allowance. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as we do not believe it is more-likely-than-not that the losses will be utilized prior to expiration.

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances as of the years indicated were comprised of the following (in millions):

	December 31,
	2023	2022
Net operating loss carryforwards	$74.7	$82.5
Basis difference in fixed assets	0.3	0.3
Deferred compensation	7.4	7.2
Sec. 163(j) carryforward	59.6	46.3
Lease liability	18.5	20.5
Investment in partnership	9.9	7.2
Other deferred tax assets	7.2	6.1
Total deferred tax assets	177.6	170.1
Valuation allowance	(110.7)	(101.6)
Total net deferred tax assets	$66.9	$68.5

Basis difference in fixed assets	(19.5)	(17.5)
Right-of-use assets	(17.3)	(19.1)
Basis difference in intangibles	(30.4)	(27.8)
Other deferred tax liabilities	(1.8)	(11.5)
Total deferred tax liabilities	$(69.0)	$(75.9)

Net deferred tax liabilities	$(2.1)	$(7.4)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the INNOVATE Corp. U.S. consolidated tax group (“the group”) for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2023 which provides negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence now outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.

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

Net Operating Losses

At December 31, 2023, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $179.2 million. The Company expects that approximately $119.2 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2024 and later periods. This estimate may change based on changes to actual results reported on the 2023 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Due to U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. net operating loss carryforwards in the amount of $121.9 million, generated after 2017 have an indefinite carryforward period. U.S. net operating loss carryforwards, in the amount of $57.3 million, generated prior to 2018 will expire, if unused, by 2037.

Additionally, the Company has $138.0 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $92.9 million from R2, $42.7 million from DTV America, and other entities of $2.4 million. Of the $138.0 million of gross U.S. net operating loss carryforwards, $101.9 million was generated after 2017 and will have an indefinite carryforward period; the remaining $36.1 million was generated prior to 2018 and will expire, if unused, by 2037.

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

As of December 31, 2023, the Company had foreign operating loss carryforwards of approximately $1.2 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company did not have any unrecognized tax benefits as of December 31, 2023, and 2022 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Below is a tabular reconciliation of the total amount of unrecognized tax benefits as of the years indicated (in millions):

	Year Ended December 31,
	2023	2022
Uncertain tax benefits - January 1	$17.6	$17.6
Gross decreases - Tax positions in prior year	—	—
Uncertain tax benefits - December 31	$17.6	$17.6

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

13. Commitments and Contingencies

Unrecorded future minimum purchase commitments as of December 31, 2023 were as follows (in millions):

2024	$203.6
2025	0.3
Total commitments	$203.9

The Company’s future minimum purchase commitments are primarily for materials and subcontractor costs to be used in its construction projects. The amounts are fixed and determinable and do not include variable components.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Consolidated Financial Statements. The Company records a liability in its Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated as well as any legal costs incurred related to the litigation. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's Consolidated Financial Statements. Any legal or other expenses associated with the litigation are accrued for as the expenses are incurred.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

DTV Derivative Litigation

On March 15, 2021, 22 DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Philip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. Defendants moved to dismiss the amended complaint in its entirety on August 25, 2021, and the parties completed briefing on the motions to dismiss on November 10, 2021. The Court heard argument on the motions to dismiss on March 29, 2022. On June 28, 2022, the Court requested that the parties submit supplemental briefing on the motions to dismiss by July 20, 2022. The parties completed the supplemental briefing on July 20, 2022.

On October 28, 2022, the Court issued a Memorandum Opinion on Defendants’ motion to dismiss the Complaint. First, the Court dismissed all claims against Continental General Insurance Corporation for lack of personal jurisdiction. Second, the Court dismissed all claims the stockholder plaintiffs purported to assert directly. Third, the Court dismissed as time-barred all claims challenging conduct that occurred before March 15, 2018, including claims challenging (i) the November 2017 acquisition of Azteca America by INNOVATE; (ii) INNOVATE’s purported usurpation of the so-called “DTV Cast” technology; and (iii) the WFWC-CD Station acquisition. Fourth, the Court dismissed claims associated with the INNOVATE Entities’ purported purchases of unidentified broadcasting stations. Fifth, the Court dismissed all claims challenging the Expense Sharing Agreement, and the Right to Use Agreement between INNOVATE and DTV, and certain Stock-Based Compensation Agreements. Sixth, the Court dismissed the aiding and abetting claim against the INNOVATE Entities. Seventh, the Court dismissed the civil conspiracy claim as to all defendants. Lastly, the Court dismissed the option-holders’ claim for tortious interference with prospective business opportunities. Thus, after the Court issued its October 28, 2022 Memorandum Opinion, the only claims to survive Defendants’ motion to dismiss are (i) a derivative claim against the INNOVATE Entities (other than Continental General), Levi, and Falcone for breach of fiduciary duty in connection with the $0.1 million Frank Digital acquisition; (ii) a derivative claim for breach of fiduciary duty against the INNOVATE Entities (other than Continental General), in their capacities as DTV’s controlling stockholders, relating to the sale of six licenses (for less than $0.5 million) in connection with the Gray Media sale (the "Gray Media Claim"); (iii) a derivative claim for breach of fiduciary duty against the INNOVATE Entities (other than Continental General) and Levi in connection with the transfer of licenses ultimately sold to TV-49 for $0.1 million; and (iv) a derivative claim for waste against Levi and Falcone in connection with the sale of two stations to Lowcountry, which Lowcountry later sold for $0.2 million and $0.4 million, respectively

On February 8, 2024, the Court granted Plaintiffs’ motion for leave to file a second amended complaint. The proposed second amended complaint (i) names DTV as a nominal defendant, (ii) removes the Gray Media Claim, and (iii) removes all Plaintiffs other than James Bocock and Stan V. Smith on Behalf of the Stan V. Smith Trust dated April 30, 1993. The Court ordered Plaintiffs to file their second amended complaint on or before February 13, 2024. On February 14, 2024, Plaintiffs filed their second amended complaint.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Meruelo Television Litigation

On August 8, 2023, Meruelo Television, LLC (“Plaintiff”) commenced a lawsuit in the Superior Court of the State of California, Los Angeles County, with the filing of a complaint naming as defendants HC2 Network, Inc. (“HC2”), INNOVATE Corp. (“INNOVATE” and, together with HC2, "Defendants"), and Does 1 through 20, in the matter titled Meruelo Television, LLC v. HC2 Network, Inc., et al. (Cal. Supr. Ct.) Case No. 23ST-cv-18552.

On September 29, 2023, Defendants filed a Notice of Removal, removing the case from California state court to federal court in the U.S. District Court for the Central District of California, where it has been assigned Case No. 2:23-cv-08184-AB-BFM.

On October 27, 2023, Plaintiff filed its First Amended Complaint (the “FAC”), asserting six (6) causes of action against Defendants: (1) Breach of Contract, (2) Breach of the Implied Covenant of Good Faith and Fair Dealing, (3) Negligent Misrepresentation, (4) Intentional Misrepresentation, (5) Tortious Interference with Contract, and (6) Tortious Interference with Prospective Economic Relations. On November 11, 2023, Defendants filed a motion to dismiss the FAC (Defendants’ “Motion”).

On January 30, 2024, the Court granted Defendants’ Motion, dismissing all claims asserted against Innovate and, with the exception of the First Cause of Action for Breach of Contract, dismissing all claims against HC2. The Court further granted Plaintiff leave to file, within twenty-one (21) days, a second amended complaint to repleading the claims against Innovate and the Fourth and Fifth Causes of Action against HC2.

On February 20, 2024, Plaintiff filed its Second Amended Complaint (the “SAC”). The SAC asserts only one cause of action, Count I for breach of the Agreement, as against both HC2 and INNOVATE. Whereas INNOVATE is a non-party to the Agreement at issue, Plaintiff alleges that Innovate can be held liable under Count I as the alleged alter ego of HC2. Defendants are assessing their potential response to the SAC.

INNOVATE is unable to assess the probability of loss or range of potential loss from this litigation at this time and intends to vigorously defend the litigation.

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of December 31, 2023, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $360.8 million. As of December 31, 2022, DBMG had outstanding letters of credit of $2.6 million under credit and security agreements and performance bonds of $956.6 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

Concentrations of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains all cash and cash equivalents at accredited financial institutions, in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company held $6.3 million and $4.1 million of cash and restricted cash in foreign accounts as of December 31, 2023 and 2022, respectively. The Company attempts to minimize the risks related to cash and cash equivalents by investing in a range of financial instruments as defined by the Company. Concentrations of credit risk with respect to accounts receivable are limited by the large number of customers comprising the Company's customer base and their geographic and business dispersion. The Company performs ongoing credit evaluations of the customers' financial condition and generally does not require collateral to support customer receivables.

For the year ended December 31, 2023, two customers exceeded 10% of the Company's revenue and accounted for approximately 29.2% and 11.4%, respectively, and two customers accounted for more than 10% of accounts receivable, net, for approximately 30.0% and 11.5%, respectively. For the year ended December 31, 2022, one customer exceeded 10% of the Company's revenue and accounted for approximately 23.8% and one customer accounted for more than 10% of accounts receivable, net, for approximately 11.5%.

For the year ended December 31, 2023, no suppliers accounted for more than 10% of the Company's accounts payable. For the fiscal year ended December 31, 2022, one supplier accounted for more than 10% of the Company's accounts payable for approximately 17.5%.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

14. Employee Retirement Plans

401(k) Plans

The Company and various subsidiaries maintain 401(k) retirement savings plans which cover eligible employees, including for certain, union steelworkers, and permits participants to contribute to the plans, subject to Internal Revenue Code restrictions and which feature matching contributions of various percentages of the first 3% to 5% of employee annual salary contributions, depending on the subsidiary. The Company made aggregate matching contributions of $3.3 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company made contributions to various multi-employer pension plans totaling $17.3 million and $35.0 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately 14.1% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2023, most of the Infrastructure segment's collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date.

15. Share-based Compensation

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

On April 20, 2018, the Board of Directors, subject to stockholder approval, adopted the Second Amended and Restated 2014 Omnibus Equity Award Plan (the "Second A&R 2014 Plan"). The Second A&R 2014 Plan was approved by INNOVATE's stockholders at the annual meeting of stockholders held on June 13, 2018. Subject to adjustment as provided in the Second A&R 2014 Plan, the Second A&R 2014 Plan authorized the issuance of up to 3,500,000 shares of common stock of INNOVATE, plus any shares that again become available for awards under the 2014 Plan or the Restated 2014 Plan. As of December 31, 2023, 0.8 million shares for awards remain available for issuance under the Second A&R 2014 Plan.

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

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.2 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2021	555,879	$3.79
Granted	1,031,611	$2.41
Vested	(400,395)	$3.77
Forfeited	(45,289)	$3.68
Unvested - December 31, 2022	1,141,806	$2.56
Granted	506,955	$2.57
Vested	(1,023,032)	$2.32
Unvested - December 31, 2023	625,729	$2.95

The aggregate vesting date fair value of the restricted stock awards which vested during the years ended December 31, 2023 and 2022 was $1.9 million and $0.9 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.0 million and is expected to be recognized over the remaining weighted average period of 1.4 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2021	4,715,859	$5.13
Granted	280,791	$3.25
Expired	(1,500)	$4.06
Outstanding and exercisable- December 31, 2022	4,995,150	$5.02
Expired	(352,339)	$3.12
Outstanding and exercisable - December 31, 2023	4,642,811	$5.17

The weighted-average grant-date fair value of the stock options granted during the year ended December 31, 2022 was $1.47. As of December 31, 2023, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 0.5 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of December 31, 2023, there were no unvested stock options and no unrecognized stock-based compensation expense related to unvested stock options.

16. Temporary Equity and Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2023	2022
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Series A-3 and Series A-4 Shares

Issuance and Conversion. On July 1, 2021 (the "Exchange Date") as a part of the sale of Continental Insurance Group ("CIG"), INNOVATE entered into an exchange agreement (the "Exchange Agreement") with Continental General Insurance Company ("CGIC"), also a former subsidiary, which held the remaining shares of the Company's previous Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Company's former Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 mature on July 1, 2026.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet with a combined redemption value of $16.1 million and with a current fair value of $16.4 million as of December 31, 2023.

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

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable Conversion Price. Each share of Series A-3 is initially convertible at a conversion price of $4.25 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 is initially convertible at a conversion price of $8.25 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (“collectively the “Conversion Prices”). The Conversion Prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted average basis). Actual conversion prices at the time of the exchange in 2021 were $3.52 for the Series A and $5.33 for the Series A-2.

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

Forced Conversion. The Company may force conversion of the Series A-3 and Series A-4 into shares of the Company's common stock if the common stock's thirty-day VWAP exceeds 150% of the then-applicable Conversion Price and the Common Stock’s daily VWAP exceeds 150% of the then-applicable Conversion Price for at least 20 trading days out of the thirty trading day period used to calculate the 30-day VWAP. In the event of a forced conversion, the holders of Series A-3 and Series A-4 will have the ability to elect cash settlement in lieu of conversion if certain market liquidity thresholds for the Company's common stock are not achieved.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

As of December 31, 2023, Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock.

Preferred Share Dividends

During the years ended December 31, 2023 and 2022, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Preferred Stock, as presented in the following table (in millions):

2023
Declaration Date and Holders of Record Date	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Payment Date	April 17, 2023	July 14, 2023	October 13, 2023	January 15, 2024
Total Dividend	$0.3	$0.3	$0.3	$0.3

2022
Declaration Date and Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022	January 15, 2023
Total Dividend	$0.3	$0.3	$0.3	$0.3

DBMGi Series A Preferred Stock

Issuance. On November 30, 2018, CGIC purchased 40,000 shares of DBMGi's Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Preferred Stock”), which was then eliminated in consolidation. On July 1, 2021, as a part of the sale of CIG which resulted in the deconsolidation of the entity, the Company was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the then deconsolidated CGIC. Upon the deemed issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock was classified as temporary equity in the Company's Consolidated Balance Sheet. There are 500,000 shares with a par value of $0.001 each authorized for issuance. Subsequent to the issuance of the DBMGi Preferred Stock, 1,820.25 shares were issued as payment in kind for dividends, resulting in a total of 41,820.25 shares of DBMGi's Series A Preferred Stock outstanding.

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

The DBMGi Series A Preferred Stock was measured each reporting period at its maximum redemption value, which was equal to the stated value plus all accrued, accumulated and unpaid dividends as of the end of each reporting period, as they were currently redeemable. The carrying amount as of May 9, 2023 was $41.8 million as well as the accrued dividend of $0.4 million and, subsequently, there was no gain or loss on the purchase of the DBMGi Preferred Stock from CGIC.

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
*The dividend paid on April 17, 2023 was a cash dividend. In connection with the Stock Purchase Agreement entered into with CGIC on May 9, 2023, an equivalent amount of the dividend that had accrued through May 8, 2023 was paid to CGIC on May 9, 2023 as part of the purchase price. $0.1 million was paid in cash and $0.3 million was included in the principal amount of the new unsecured note that was issued on May 9, 2023. The dividends that accrued for the remaining portion of those periods were eliminated on consolidation subsequent to the purchase.

2022

Declaration Date and Holders of Record Date	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Payment Date	April 15, 2022	July 15, 2022	October 15, 2022	January 15, 2023
Total Dividend**	$0.9	$0.9	$0.9	$0.9

**The dividends paid on April 15, 2022, October 15, 2022 and January 15, 2023 were cash dividends. The DBMGi Board of Directors elected to pay the second quarter 2022 dividend payable July 15, 2022 in shares.

R2 Technologies Non-Controlling Interests

The Company has redeemable and non-redeemable non-controlling interests related to R2 Technologies in the form of convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of December 31, 2023, the Company has reclassified $9.0 million of R2 redeemable non-controlling interest to non-controlling interest in accordance with the considerations of ASC 480. As of December 31, 2023, and 2022, it was not deemed probable that the non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustment or remeasurement was required under ASC 480-10. As a result of allocation of losses in accordance with ASC 810, the redeemable non-controlling interest related to R2 was negative $1.0 million and negative $3.8 million as of December 31, 2023, and 2022, respectively.

Liquidation Preference

R2 Technologies has issued multiple A, B, and C-series participating convertible preferred stock (the "R2 Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A and series C R2 Preferred Share to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Preferred Shares into R2 common stock or reference property just before the liquidation event. Series B R2 Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Preferred Shares into R2 common stock or reference property just before the liquidation event.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC was $112.3 million and $104.0 million as of December 31, 2023 and 2022, respectively, of which $48.0 million and $44.5 million as of December 31, 2023 and 2022, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both December 31, 2023, and 2022, R2 Technologies had negative net assets after consideration of intercompany and third party debt, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the “2021 Preservation Plan”) with Computershare Trust Company, N.A., as Rights Agent. The 2021 Preservation Plan was intended to protect the Company’s ability to use its tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”). If any person or group acquires 4.9% or more of the outstanding shares of the Company's common stock (subject to certain exceptions), there would be a triggering event under the 2021 Preservation Plan which could result in significant dilution in the ownership interest of such person or group. As such, the 2021 Preservation Plan has anti-takeover effects. In connection with the adoption of the 2021 Preservation Plan, the Company disclosed that given the change-over in the Company’s stock over the past several years, the Company was approaching the risk of losing its Tax Benefits. The 2021 Preservation Plan terminated on March 31, 2023.

On April 1, 2023, the Company entered into a new Tax Benefits Preservation Plan (the “2023 Preservation Plan”) with Computershare Trust Company, N.A., as rights agent (the “Rights Agent”), and the Board of Directors of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to stockholders of record at the close of business on April 10, 2023 (the “Record Date”). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $15.00 per Unit, subject to adjustment (the “Purchase Price”).

Rights Certificates and Exercise Period

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate rights certificates (“Rights Certificates”) will be distributed. Subject to certain exceptions specified in the 2023 Preservation Plan, the Rights will separate from the Common Stock then outstanding and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has become the beneficial owner of 4.9% or more of the shares of the Common Stock (the “Stock Acquisition Date”) and (ii) ten business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates (or, in the case of book entry shares, by the notations in the book entry accounts) and will be transferred with and only with such Common Stock, (ii) new Common Stock certificates issued after the Record Date will contain a notation incorporating the 2023 Preservation Plan by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates. Pursuant to the 2023 Preservation Plan, the Company reserves the right (prior to the occurrence of a Triggering Event (as defined below) and upon any exercise of Rights) to make the necessary and appropriate rounding adjustments so that only whole shares of Series B Preferred Stock will be issued.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The definition of “Acquiring Person” contained in the 2023 Preservation Plan contains several exemptions, including for (i) the Company or any of the Company’s subsidiaries; (ii) any employee benefit plan of the Company, or of any subsidiary of the Company, or any person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan; (iii) any person who becomes the beneficial owner of 4.9% or more of the shares of the Common Stock then outstanding as a result of (x) a reduction in the number of shares of Common Stock by the Company due to a or (y) a stock dividend, stock split, reverse stock split or similar transaction, unless and until such person increases his ownership by more than 0.5% over such person’s lowest percentage stock ownership on or after the consummation of the relevant transaction; (iv) any person who, together with all affiliates and associates of such person, was the beneficial owner of 4.9% or more of the shares of the Common Stock then outstanding on the date of the 2023 Preservation Plan, unless and until such person and its affiliates and associates increase their aggregate ownership by more than 0.5% over their lowest percentage stock ownership on or after the date of the 2023 Preservation Plan or decrease their aggregate percentage stock ownership below 4.9%; (v) any person who, within ten business days of being requested by the Company to do so, certifies to the Company that such person became an Acquiring Person inadvertently or without knowledge of the terms of the Rights and who, together with all affiliates and associates, thereafter within ten business days following such certification disposes of such number of shares of Common Stock so that it, together with all affiliates and associates, ceases to be an Acquiring Person; (vi) any person that the Board, in its sole discretion, has affirmatively determined shall not be deemed an Acquiring Person.

The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m. (New York City time) on June 30, 2024 (as extended in June 2023 from October 31, 2023 to June 30, 2024) or such later date and time as may be determined by the Board and approved by the stockholders of the Company by a vote of the majority of the votes cast by the holders of shares entitled to vote thereon at a meeting of the stockholders of the Company prior to 11:59 p.m. (New York City time) on June 30, 2024 (which later date and time shall be in no event later than 11:59 p.m. (New York City time) on October 1, 2026), (ii) the time at which the Rights are redeemed or exchanged as provided in the 2023 Preservation Plan, (iii) the time at which the Board determines that the 2023 Preservation Plan is no longer necessary or desirable for the preservation of Tax Benefits, and (iv) the close of business on the first day of a taxable year of the Company to which the Board determines that no Tax Benefits may be carried forward.

17. Related Parties

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

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC, a significant shareholder, in the principal amount of $35.1 million. Refer to Note 11. Debt Obligations and Note 16. Temporary Equity and Equity for additional information.

In December 2023, the Company entered into a sublease agreement with PBCIC, a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, who is also on the board of directors of PBCIC. Pursuant to the sublease, the Company allows PBCIC use of the underlying space with no required lease payments and, as consideration, PBCIC has agreed to undertake all of the tenant’s build-out costs and related obligations under the lease agreement between the Company, as tenant, and RPP Palm Beach Property LP, as landlord. Refer to Note 9. Leases for additional information.

Lancer Capital, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, held $2.0 million of principal amount of the Company's $51.8 million 7.5% 2026 Convertible Notes, as of both December 31, 2023 and 2022. The $2.0 million in notes are convertible into 468,594 shares of common stock of INNOVATE Corp. upon conversion. Refer to Note 11. Debt Obligations for additional information on the 2026 Convertible Notes. During both the years ended December 31, 2023 and 2022, Lancer Capital earned $0.2 million in interest relating to these notes.

Infrastructure

Banker Steel previously leased two planes from Banker Aviation, LLC, a related party that is owned by Donald Banker, the former CEO of Banker Steel. During the first quarter of 2022, one of the two plane leases was terminated, and during the fourth quarter of 2023, the second plane lease was terminated. For the years ended December 31, 2023 and 2022, DBMG incurred lease expense related to these leases of $1.2 million and $1.3 million, respectively.

DBMG and Banker Steel, jointly and severally, have a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust. During the year ended December 31, 2023, DBMG made $12.1 million in scheduled repayments of the principal on these notes and made accelerated repayments of $16.6 million in full settlement of the 8.0% subordinated note. Banker Steel also previously had a subordinated 11.0% note payable to Donald Banker of $6.3 million, which was redeemed in full by DBMG on April 4, 2022. As of December 31, 2023, the 4.0% note payable had a remaining balance of $5.0 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the years ended December 31, 2023 and 2022, DBMG incurred aggregate interest expense related to these notes of $1.5 million and $2.3 million, respectively, and the accrued interest was $0.1 million and $0.5 million as of December 31, 2023 and 2022, respectively.

Life Sciences

During the year ended December 31, 2022, R2 Technologies entered into various note purchase agreements with Lancer Capital, an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, for an aggregate $10.8 million in notes at a 18% per annum interest rate as of December 31, 2022. During 2023, R2 closed on an additional $6.6 million of notes, including $1.3 million of unpaid accrued interest which was capitalized into the new principal balance, increasing the aggregate outstanding principal to $17.4 million as of December 31, 2023. The per annum interest rate on the outstanding principal balance also increased to 20%. In addition, after various amendments throughout 2023, R2 entered into an amendment with Lancer Capital on November 15, 2023 to extend the maturity date of all outstanding prior existing notes to the earlier of January 31, 2024 or within five business days of the date on which R2 receives an aggregate $20.0 million from the consummation of a debt or equity financing.

Subsequent to year end, the notes expired on January 31, 2024. Effective January 31, 2024, R2 and Lancer Capital simultaneously issued a new note with an aggregate original principal amount of $20.0 million, which is comprised of the prior outstanding principal amounts and unpaid accrued interest of $2.6 million, which was capitalized into the new principal balance, with future interest payable monthly in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. The maturity date of the new note is April 30, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The new note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. The exit fee shall be equal to 10.20% if payment is made anytime from February 1, 2024 through February 29, 2024, 10.37% if payment is made anytime from March 1, 2024 through March 31, 2024, and 10.54% if payment is made anytime from April 1, 2024 through April 30, 2024.

For the years ended December 31, 2023 and 2022, R2 Technologies recognized interest expense related to the contractual interest coupon with Lancer Capital of $2.9 million and $0.8 million, respectively. As of December 31, 2023 and 2022, R2 Technologies had accrued interest payable to Lancer Capital of $2.4 million and $0.8 million, respectively.

For the years ended December 31, 2023 and 2022, R2 Technologies recognized revenues of $0.7 million and $3.0 million, respectively, from sales to a subsidiary of Huadong, a related party of R2 Technologies. The were no related receivables from this subsidiary of Huadong as of December 31, 2023 and there were $0.6 million of related receivables from this subsidiary with Huadong as of December 31, 2022.

For the years ended December 31, 2023 and 2022, R2 Technologies incurred approximately $0.3 million and $0.4 million, respectively, of stock compensation and royalty expenses related to Blossom Innovations, LLC, an investor of R2 Technologies since 2014.

Refer to Note 6. Investments for transactions with equity method investees of the Company, refer to Note 9. Leases for related party transactions related to a lease and refer to Note 22. Subsequent Events for a related party transaction with Lancer Capital.

18. Operating Segments and Related Information

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

The Company's revenue concentrations of 10% and greater were as follows:

		Year Ended December 31,
	Segment	2023	2022
Customer A	Infrastructure	29.2%	23.8%
Customer B	Infrastructure	11.4%	*
* Less than 10% revenue concentration

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Year Ended December 31,
	2023	2022
Revenue
Infrastructure	$1,397.2	$1,594.3
Life Sciences	3.3	4.3
Spectrum	22.5	38.7
Total revenue	$1,423.0	$1,637.3

	Year Ended December 31,
	2023	2022
Income (loss) from operations
Infrastructure	$64.4	$57.5
Life Sciences	(15.0)	(20.1)
Spectrum	(3.4)	(3.8)
Other	(3.1)	(0.6)
Non-Operating Corporate	(16.4)	(19.6)
Total income from operations	$26.5	$13.4

	Year Ended December 31,
	2023	2022
Reconciliation of the consolidated segment income from operations to consolidated loss from operations before income taxes:
Income from operations	$26.5	$13.4
Interest expense	(68.2)	(52.0)
Loss from equity investees	(9.4)	(1.3)
Other income (expense), net	16.7	(1.2)
Loss from operations before income taxes	$(34.4)	$(41.1)

	Year Ended December 31,
	2023	2022
Depreciation and Amortization
Infrastructure	$14.4	$21.0
Infrastructure recognized within cost of revenue	15.7	15.0
Total Infrastructure	30.1	36.0
Life Sciences	0.5	0.3
Life Sciences recognized within cost of revenue	0.1	—
Total Life Sciences	0.6	0.3
Spectrum	5.2	5.8
Non-Operating Corporate	0.1	0.1
Total depreciation and amortization	$36.0	$42.2

	Year Ended December 31,
	2023	2022
Capital Expenditures (*)
Infrastructure	$16.6	$16.5
Life Sciences	0.5	0.8
Spectrum	1.0	3.3
Non-Operating Corporate	0.3	0.1
Total	$18.4	$20.7
(*) The above capital expenditures exclude assets acquired under finance lease and other financing obligations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	December 31,
	2023	2022
Investments
Life Sciences	$1.8	$7.6
Other	—	51.9
Total	$1.8	$59.5

	December 31,
	2023	2022
Equity Method Investments (included in Investments above)
Life Sciences	$0.9	$3.0
Other	—	40.6
Total	$0.9	$43.6

	December 31,
	2023	2022
Total Assets
Infrastructure	$851.4	$879.3
Life Sciences	8.3	15.4
Spectrum	176.6	188.2
Other	—	53.6
Non-Operating Corporate	7.3	15.2
Total	$1,043.6	$1,151.7

19. Basic and Diluted Loss Per Common Share

Earnings (loss) per share is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities; however, they do not participate in losses and as such are excluded from the computation of basic earnings (loss) per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive between the two available methods in a period.

The Company had no dilutive common stock equivalents during the years ended December 31, 2023 and 2022 due to the results from continuing operations being a loss, net of tax. For the years ended December 31, 2023, and 2022, 951,861 and 868,104, respectively, of common stock equivalents from unvested restricted stock were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 are: preferred stock, convertible debt and stock options. The following table presents a reconciliation of net loss used in the basic and diluted EPS calculations (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(38.9)	$(42.0)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	3.7	6.1
Net loss attributable to INNOVATE Corp.	(35.2)	(35.9)
Less: Preferred dividends	2.4	4.9
Net loss attributable to common stockholders	$(37.6)	$(40.8)

Weighted-average common stock outstanding	78.1	77.5

Loss per share - basic and diluted	$(0.48)	$(0.53)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20. Fair Value of Financial Instruments

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

December 31, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$0.9	$—
Total assets not accounted for at fair value	$0.9	$0.9	$—	$0.9	$—
Liabilities
Debt obligations (2)	$707.4	$621.8	$283.2	$338.6	$—
Total liabilities not accounted for at fair value	$707.4	$621.8	$283.2	$338.6	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2022			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$11.3	$11.3	$—	$—	$11.3
Total assets not accounted for at fair value	$11.3	$11.3	$—	$—	$11.3
Liabilities
Debt obligations (2)	$712.3	$643.0	$237.6	$405.4	$—
Total liabilities not accounted for at fair value	$712.3	$643.0	$237.6	$405.4	$—
(1) Was comprised of a put option that related to the Company's 19% investment in HMN, which was sold March 6, 2023. Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from externally quoted market prices for INNOVATE's 8.50% 2026 Senior Secured Notes and for INNOVATE's 7.50% Convertible Senior Notes due 2026, which are reflected as Level 1 fair value measurements. All other long-term obligations of the Company are reflected as Level 2 fair value measurements, as this methodology combines direct recent transaction activity or, if available, market observations from contributed sources with quantitative pricing models or fair value reports from valuation providers to generate evaluated prices and are classified as Level 2 fair value measurements. Certain long-term obligations have a fair value estimate equal to their carrying value due to recent transaction activity. The fair value of the debt instruments is disclosed for informational purposes and does not necessarily represent the amount that would be realized upon settlement or transfer.

21. Supplementary Financial Information

Other income (expense), net

The following table provides information relating to Other income (expense), net (in millions):

	Year Ended December 31,
	2023	2022
Gain on sale of investments	$12.0	$—
Gain on step-up of equity method investment	3.8	—
Other	0.9	(1.2)
Total	$16.7	$(1.2)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents, beginning of the year	$80.4	$45.5
Restricted cash	0.3	2.0
Restricted cash included in other assets (non-current)	1.5	—
Total cash, cash equivalents and restricted cash, beginning of the year	$82.2	$47.5

Cash and cash equivalents, end of the year	$80.8	$80.4
Restricted cash	0.9	0.3
Restricted cash included in other assets (non-current)	0.6	1.5
Total cash and cash equivalents and restricted cash, end of the year	$82.3	$82.2

Supplemental cash flow information:
Cash paid for interest	$49.0	$42.5
Cash paid for taxes, net of refunds	$6.7	$5.9

Non-cash investing and financing activities:
Unsecured note issued in connection with purchase of preferred stock and payment of dividends	$35.1	$—
Accrued interest, exit fees and other fees capitalized into principal debt	$1.3	$17.5
Property, plant and equipment included in accounts payable or accrued expenses	$0.9	$0.4
Issuance of preferred stock	$—	$0.9

22. Subsequent Events

Rights Offering and Private Placement

On February 23, 2024, the Company's Board of Directors approved a plan to proceed with a $19.0 million rights offering for its common stock and fixed March 6, 2024 as the record date for holders of common stock entitled to participate in the rights offering. On March 5, 2024, the Company set the subscription price at which the rights would be exercisable at $0.70 per share and entered into an investment agreement (the “Investment Agreement”) with Lancer Capital, a related party and an entity controlled by Avram A. Glazer, the Chairman of INNOVATE's Board of Directors and a beneficial owner of 29.1% of the Company's common stock, pursuant to which the rights offering will be backstopped by Lancer Capital. Because the rules of the NYSE prohibit the issuance to Lancer Capital of more than 1% of our common stock outstanding before the issuance unless stockholder approval of such issuance is obtained, in lieu of purchasing common stock under the back-stop arrangement Lancer Capital will purchase up to $19.0 million of Series C Non-Voting Participating Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) to be newly authorized by the Company. The Series C Preferred Stock is intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the back-stop arrangement can be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements. Pursuant to the Investment Agreement, and as a result of limitations on the amount that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital will also purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction to close concurrently with the settlement of the rights offering. Under the rules of the NYSE, because the shares Lancer Capital will purchase in the concurrent private placement are greater than 20% of our common stock outstanding before the issuance of the Series C Preferred, those shares of Series C Preferred Stock may not be converted unless stockholder approval of such issuance is obtained. The Investment Agreement provides that, in the event that for any reason the rights offering is not settled by March 28, 2024, then Lancer Capital will purchase $25 million of Series C Preferred Stock. The Company refers to this arrangement as the “equity advance.” Upon the closing of the rights offering, to the extent that Lancer Capital would have, based on the number of shares of common stock actually sold upon exercise of the rights, purchased less than $25 million of Series C Preferred Stock under the back-stop commitment and the concurrent private placement, the Company will redeem the excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance at the redemption price of $1,000 per share from the proceeds of the rights offering.

The Series C Preferred Stock terms are set forth in a form of certificate of designations attached as Exhibit A to the Investment Agreement and include a liquidation preference junior to the Company’s existing preferred stock and equal to the Company’s common stock (other than a preference of $0.001 per share of Series Preferred Stock that will be paid to the holders of thereof before any payment or distribution is made to the holders of the common stock). The certificate of designations for the Series C Preferred Stock will be filed with the Secretary of State of the State of Delaware on the early of the closing of the equity advance of the settlement of the rights offering.

In connection with the Investment Agreement, on March 5, 2024 the Company and Lancer entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which the Company granted Lancer certain customary shelf demand and piggyback registration rights with respect to the common stock issuable upon conversion of the Series C Preferred Stock purchased under the Investment Agreement.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Assuming that the Company proceeds with the rights offering and that shares of Series C Preferred Stock are issued to Lancer pursuant to the Investment Agreement the Company intends to seek stockholder approval for the conversion of the Series C Preferred Stock into shares of our common stock at the Company’s 2024 annual stockholders meeting.

The Series C Preferred Stock to be issued to Lancer pursuant to the Investment Agreement will not be registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.