Form 10-Q
period 2024-03-31
INNOVATE Corp.
filed 2024-05-07
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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

____________________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of May 3, 2024, 85,192,032 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$315.2	$317.9
Cost of revenue	266.6	274.3
Gross profit	48.6	43.6
Operating expenses:
Selling, general and administrative	39.5	41.7
Depreciation and amortization	4.4	6.3
Other operating loss (income)	1.9	(0.4)
Income (loss) from operations	2.8	(4.0)
Other (expense) income:
Interest expense	(17.2)	(15.6)
Loss from equity investees	(1.2)	(4.0)
Other (expense) income, net	(1.2)	16.5
Loss from operations before income taxes	(16.8)	(7.1)
Income tax expense	(3.3)	(0.9)
Net loss	(20.1)	(8.0)
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	2.7	(1.0)
Net loss attributable to INNOVATE Corp.	(17.4)	(9.0)
Less: Preferred dividends	0.3	1.2
Net loss attributable to common stockholders	$(17.7)	$(10.2)

Loss per share - basic and diluted	$(0.22)	$(0.13)

Weighted average common shares outstanding - basic and diluted	78.7	77.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net loss	$(20.1)	$(8.0)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(1.1)	(1.0)
Disposition of equity method investment, net of tax	—	(9.1)
Other comprehensive loss	$(1.1)	$(10.1)
Comprehensive loss	(21.2)	(18.1)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	2.8	1.7
Comprehensive loss attributable to INNOVATE Corp.	$(18.4)	$(16.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$38.4	$80.8
Accounts receivable, net	269.3	278.4
Contract assets	82.2	118.6
Inventory	21.8	22.4
Assets held for sale	3.8	3.1
Other current assets	13.1	14.6
Total current assets	428.6	517.9
Investments	1.8	1.8
Deferred tax asset	1.9	2.0
Property, plant and equipment, net	146.8	154.6
Goodwill	126.9	127.1
Intangibles, net	177.1	178.9
Other assets	60.4	61.3
Total assets	$943.5	$1,043.6
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$122.9	$142.9
Accrued liabilities	50.5	70.8
Current portion of debt obligations	34.2	30.5
Contract liabilities	125.4	153.5
Other current liabilities	16.0	16.1
Total current liabilities	349.0	413.8
Deferred tax liability	4.2	4.1
Debt obligations	641.5	679.3
Other liabilities	83.4	82.7
Total liabilities	1,078.1	1,179.9
Commitments and contingencies
Temporary equity
Preferred Stock Series A-3, Preferred Stock Series A-4, and Preferred Stock Series C, $0.001 par value	39.8	16.4
Shares authorized: 20,000,000 as of both March 31, 2024 and December 31, 2023
Shares issued and outstanding: 6,125 of Series A-3, 10,000 of Series A-4 and 25,000 of Series C as of March 31, 2024; and 6,125 of Series A-3, 10,000 of Series A-4 and zero of Series C as of December 31, 2023

Redeemable non-controlling interest	(1.2)	(1.0)
Total temporary equity	38.6	15.4
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 160,000,000 as of both March 31, 2024 and December 31, 2023
Shares issued: 81,373,919 and 80,722,983 as of March 31, 2024 and December 31, 2023, respectively
Shares outstanding: 79,885,927 and 79,234,991 as of March 31, 2024 and December 31, 2023, respectively
Additional paid-in capital	327.7	328.2
Treasury stock, at cost: 1,487,992 shares as of both March 31, 2024 and December 31, 2023	(5.4)	(5.4)
Accumulated deficit	(504.7)	(487.3)
Accumulated other comprehensive loss	(2.1)	(1.1)
Total INNOVATE Corp. stockholders’ deficit	(184.4)	(165.5)
Non-controlling interest	11.2	13.8
Total stockholders’ deficit	(173.2)	(151.7)
Total liabilities, temporary equity and stockholders’ deficit	$943.5	$1,043.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares	Amount
Balance as of December 31, 2023	79.2	0.1	$328.2	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)	$15.4
Share-based compensation	—	—	0.4	—	—	—	0.4	—	0.4	—
Preferred stock dividends - accrued	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Preferred stock dividends - paid	—	—	—	—	—	—	—	—	—	(0.3)
Issuance of common stock	0.7	—	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	—	—	—	—	—	—	—	—	—	25.0
Rights offering and private placement transaction costs	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)	(1.3)
Other	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	—
Net loss	—	—	—	—	(17.4)	—	(17.4)	(2.5)	(19.9)	(0.2)
Other comprehensive loss	—	—	—	—	—	(1.0)	(1.0)	(0.1)	(1.1)	—
Balance as of March 31, 2024	79.9	0.1	$327.7	$(5.4)	$(504.7)	$(2.1)	$(184.4)	$11.2	$(173.2)	$38.6

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares	Amount
Balance as of December 31, 2022	78.8	0.1	$330.1	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)	$61.0
Share-based compensation	—	—	0.5	—	—	—	0.5	—	0.5	—
Taxes paid in lieu of shares issued for share-based compensation	(0.1)	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Preferred stock dividends	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	(0.3)
Issuance of common stock	0.3	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10.7)	(10.7)	(5.2)
Transactions with non-controlling interests	—	—	(2.9)	—	—	—	(2.9)	3.0	0.1	0.1
DBMGi preferred stock reclass to liability	—	—	—	—	—	—	—	—	—	(41.8)
Net (loss) income	—	—	—	—	(9.0)	—	(9.0)	2.2	(6.8)	(1.2)
Other comprehensive loss	—	—	—	—	—	(7.4)	(7.4)	(2.2)	(9.6)	(0.5)
Balance as of March 31, 2023	79.0	0.1	$326.8	$(5.4)	$(461.1)	$(1.5)	$(141.1)	$23.0	$(118.1)	$12.1

(a) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $3.3 million and $2.4 million as of March 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(20.1)	$(8.0)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation expense	0.4	0.5
Depreciation and amortization (including amounts in cost of revenue)	8.4	10.2
Amortization of deferred financing costs and debt discount	1.7	1.6
Loss on debt extinguishment	2.2	—
Loss from equity investees	1.2	4.0
Realized and unrealized gains on equity method investments	—	(16.1)
Deferred income tax expense (benefit)	0.1	(5.4)
Other operating activities, net	1.2	(0.5)
Changes in assets and liabilities:
Accounts receivable	9.0	1.6
Contract assets	36.4	(15.1)
Other current assets	0.6	(1.1)
Inventory	0.6	(2.4)
Other assets	2.8	2.5
Accounts payable	(20.0)	(36.3)
Accrued liabilities	(20.6)	(19.0)
Contract liabilities	(28.1)	6.3
Other current liabilities	0.3	(1.4)
Other liabilities	(1.5)	1.6
Cash used in operating activities	(25.4)	(77.0)
Cash flows from investing activities
Purchase of property, plant and equipment	(5.6)	(3.7)
Proceeds from disposal of property, plant and equipment	3.1	0.3
Loans to equity method investee	(1.2)	—
Proceeds from sale of equity method investments	—	54.2
Other investing activities	0.4	0.4
Cash (used in) provided by investing activities	(3.3)	51.2
Cash flows from financing activities
Proceeds from issuance of preferred stock	25.0	—
Proceeds from lines of credit	—	40.0
Payments on lines of credit	(30.0)	(57.0)
Proceeds from other debt obligations, net of deferred financing costs	—	0.9
Principal payments on other debt obligations	(7.6)	(4.6)
Payments to non-controlling interests and redeemable non-controlling interests related to sale of equity method investment	—	(15.9)
Dividend payments	(0.3)	(1.2)
Other financing activities	—	(0.2)
Cash used in financing activities	(12.9)	(38.0)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(0.4)
Net decrease in cash and cash equivalents, including restricted cash	(42.4)	(64.2)
Cash, cash equivalents and restricted cash, beginning of period	82.3	82.2
Cash, cash equivalents and restricted cash, end of period	$39.9	$18.0

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

2.Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains controlling interests of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and 56.8% in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of March 31, 2024, had a 46.0% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, a 1.9% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

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

4.Our Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is TIC Holdco, Inc. ("TIC"), and the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains a 72.8% controlling interest. GMH's prior period results included its subsidiary's prior 19.0% equity method investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), until it was sold on March 6, 2023. Refer to Note 6. Investments for additional information.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

These interim financial statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 6, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024.

Liquidity

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 0.2858 shares of the Company’s common stock at a price of $0.70 per whole share.

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the New York Stock Exchange ("NYSE"), in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." Subsequent to quarter end, on April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 5,306,105 shares of common stock for approximately $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. The total gross proceeds received subsequent to quarter end were $10.0 million.

The Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement. As of March 31, 2024, the Company had incurred $1.8 million in dealer manager fees and other costs related to the Rights Offering and Concurrent Private Placement, of which $1.3 million was allocated to the Series C Preferred Stock and $0.5 million was recognized as an offset to Additional paid in capital. An additional $0.3 million in costs were incurred subsequent to quarter end. INNOVATE expects to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

At this time, management believes that the Company will be able to continue to meet its liquidity requirements and fund its fixed obligations (such as debt service and operating leases) and other cash needs for its operations for at least the next twelve months from the issuance of these unaudited Condensed Consolidated Financial Statements through a combination of available cash on hand, distributions from the Company’s subsidiaries and the rights offering together with the back-stop and private placement commitments from Lancer Capital under the Investment Agreement. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that the Company is not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting our liquidity profile and prospects over the long-term and dilute holders of common stock. Our ability to sell assets and certain of our investments to meet our existing financing needs may also be limited by our existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

Use of Estimates and Assumptions

The preparation of the Company’s unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions used.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) to improve the guidance for applying Topic 842, Leases, to related party arrangements between entities under common control. ASU 2023-01 improves current GAAP by clarifying the accounting for leasehold improvements associated with common control leases, thereby reducing diversity in practice. The provisions of this ASU that apply to public companies include a requirement for entities to amortize leasehold improvements associated with common control leases over the useful life of the common control group. The Company adopted this update as of January 1, 2024, and the update did not have an impact on the Company's Condensed Consolidated Financial Statements.

Accounting Pronouncements Issued But Pending Adoption

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves income tax disclosure requirements related to rate reconciliation income taxes paid and other miscellaneous tax disclosures to enhance their transparency and decision usefulness to investors. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s Condensed Consolidated Financial Statements.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves reportable segment disclosure requirements to enable investors to better understand an entity's overall performance, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s Condensed Consolidated Financial Statements.

On October 9, 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"), which modifies certain disclosure and presentation requirements of a variety of Topics in the Codification and is intended to both clarify or improve such requirements and align the requirements with the SEC's regulations. The Company is in the process of evaluating the amendments provided in this ASU and believes certain of the disclosure improvements may be applicable to the Company's interim or annual disclosures, for example, disclosures related to: earnings-per-share computation for dilutive securities, preferred stock, amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on short-term borrowings. The effective date for each amendment is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company will apply the provisions prospectively as such provisions become effective and does not expect ASU 2023-06 to have a material impact on the Company's Condensed Consolidated Financial Statements.

Recent Climate Related Disclosures

On March 6, 2024, the Securities and Exchange Commission (“SEC”) published final rules mandating climate-related disclosures in companies’ annual reports and registration statements. The quantitative and qualitative disclosures required for registrants include the material impacts of climate-related risks over their business strategy and operations; their risk management and governance process over climate-related risks; climate-related goals material to their business strategy and operations, if any; material expenditures and impact on financial estimates resulting from their climate-related risk management process; financial information regarding severe weather events as well as carbon offsets and renewable energy credits, if applicable; and metrics surrounding Greenhouse Gas ("GHG") emissions. Of these disclosures, the requirement surrounding GHG emissions does not apply to smaller reporting companies ("SRCs"). In October 2023, California passed climate-related disclosure mandates which are similar to but broader than the SEC’s proposed rules. The SEC's final rules applicable to SRCs are effective as of January 1, 2027, while the regulations under California's disclosure mandates are effective as of January 1, 2026. The Company is currently evaluating these pending climate-related disclosure requirements which will only have an impact on the disclosures within the Company's annual reports and registration statements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 21. Subsequent Events.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

3. Revenue and Contracts in Process

Revenue from contracts with customers consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Infrastructure	$307.9	$311.7
Life Sciences	1.0	0.5
Spectrum	6.3	5.7
Total revenue	$315.2	$317.9

Accounts receivables, net, from contracts with customers consist of the following (in millions):

	March 31, 2024	December 31, 2023

Infrastructure	$262.6	$271.5
Life Sciences	0.5	0.3
Spectrum	1.6	1.4
Total accounts receivables with customers	$264.7	$273.2

As of January 1, 2023, total accounts receivable, net, from contracts with customers were $250.4 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2024	2023
Transportation	$100.4	$41.5
Industrial	84.1	91.3
Commercial	77.3	112.5
Healthcare	34.3	31.4
Convention	5.5	25.4
Government	2.7	3.7
Energy	2.2	2.7
Leisure	1.0	3.2
Total revenue from contracts with customers	$307.5	$311.7
Other revenue	0.4	—
Total Infrastructure segment revenue	$307.9	$311.7

Contract assets and contract liabilities and recognized earnings consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Costs incurred on contracts in progress	$2,979.0	$2,811.8
Estimated earnings	548.2	510.1
Contract revenue earned on uncompleted contracts	3,527.2	3,321.9
Less: progress billings	3,570.4	3,356.8
	$(43.2)	$(34.9)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$82.2	$118.6
Contract liabilities	(125.4)	(153.5)
	$(43.2)	$(34.9)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	March 31, 2024	December 31, 2023

Cost in excess of billings and estimated earnings	$46.4	$73.8
Conditional retainage	35.8	44.8
Contract assets	$82.2	$118.6

Billings in excess of costs and estimated earnings	$(194.5)	$(229.3)
Conditional retainage	69.1	75.8
Contract liabilities	$(125.4)	$(153.5)

As of January 1, 2023, contract assets were $165.1 million and contract liabilities were $98.6 million.

The change in contract assets during the three months ended March 31, 2024 is a result of the recording of $15.7 million of contract assets driven by new commercial projects, offset by $52.1 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period.

The change in contract liabilities during the three months ended March 31, 2024 is a result of the recording of periodic contract liabilities of $62.9 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $91.0 million.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Healthcare	$175.0	$194.5	$369.5
Commercial	219.0	0.4	219.4
Industrial	174.3	0.4	174.7
Transportation	107.0	32.1	139.1
Government	9.8	—	9.8
Convention	8.2	—	8.2
Energy	1.9	—	1.9
Leisure	2.6	—	2.6
Remaining unsatisfied performance obligations	$697.8	$227.4	$925.2

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 3.0 years.

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended March 31,
	2024	2023
Systems and consumables revenue	$1.0	$0.5
Total Life Sciences segment revenue	$1.0	$0.5

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended March 31,
	2024	2023
Broadcast station	$6.3	$5.2
Other	—	0.5
Total Spectrum segment revenue	$6.3	$5.7

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of $15.3 million of broadcast station revenues of which $8.5 million is expected to be recognized within one year and $6.8 million is expected to be recognized within the next 3 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Contracts in progress	$262.7	$271.7
Unbilled retentions	0.1	—
Trade receivables	2.0	1.9
Other receivables	4.6	5.2
Allowance for expected credit losses (1)	(0.1)	(0.4)
Total	$269.3	$278.4
(1) There was no change to the allowance for expected credit losses as a result of the adoption of ASU 2016-13 on January 1, 2023.

As of January 1, 2023, total accounts receivable, net were $254.9 million.

For both the three months ended March 31, 2024 and 2023, the Company recognized a reversal of provisions for expected credit losses of $0.1 million. Direct write-downs of accounts receivable charged against the allowance totaled $0.2 million and zero for the three months ended March 31, 2024 and 2023, respectively.

5. Inventory

Inventory consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Raw materials and consumables	$20.3	$21.0
Work in process	0.7	0.6
Finished goods	0.8	0.8
Total inventory	$21.8	$22.4

6. Investments

The carrying values of the Company's investments were as follows (in millions):

	Common Stock Investments
	Measurement Alternative(1)	Equity Method	Fair Value	Total

March 31, 2024	$0.9	$0.9	$—	$1.8
December 31, 2023	$0.9	$0.9	$—	$1.8
(1) The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value (net asset value) at its cost minus impairment, if any.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company's investments as of both March 31, 2024 and December 31, 2023 are comprised of investments in MediBeacon, Triple Ring and Scaled Cell. The Company's investments in Scaled Cell and MediBeacon are measured using the equity method of accounting and the Company's investment in Triple Ring is measured using the measurement alternative method.

The Company's share of net losses from its equity method investments totaled $1.2 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend. During the first quarter of 2024, MediBeacon issued an aggregate $1.2 million of 12% convertible notes to Pansend, increasing the total outstanding principal due to Pansend to $10.9 million. As a result of these note issuances with MediBeacon during the three months ended March 31, 2024, Pansend recognized $1.2 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. Subsequent to quarter end, during April 2024, MediBeacon issued an additional aggregate $1.1 million of 12.0% convertible notes to Pansend, with each note due to Pansend in three years from date of issuance.

For the three months ended March 31, 2024 and 2023, Pansend earned $0.3 million and $0.1 million, respectively, of interest income from the MediBeacon convertible notes.

As a result of an equity transaction at MediBeacon with Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, in the first quarter of 2023, Pansend's ownership in MediBeacon decreased from approximately 47.2% as of December 31, 2022 to approximately 46.2%, and as a result, Pansend recognized a gain of $3.8 million in Other (expense) income, net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of March 31, 2024, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $10.9 million in convertible and secured promissory notes which have been offset against recognized losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $8.7 million.
HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment, and $15.9 million was distributed to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.3 million, which is included in Other (expense) income, net in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Equipment, furniture and fixtures, and software	$208.2	$210.7
Building and leasehold improvements	40.8	42.9
Land	24.6	25.8
Construction in progress	7.1	4.8
Plant and transportation equipment	8.0	8.1
	$288.7	$292.3
Less: Accumulated depreciation	141.9	137.7
Total	$146.8	$154.6

Depreciation expense was $6.5 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively. These amounts included $4.0 million and $3.9 million of depreciation expense recognized within cost of revenue for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the net book value of equipment under finance leases included in PP&E was $0.9 million and $2.3 million, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of March 31, 2024 and December 31, 2023, $3.8 million and $3.1 million in assets held-for-sale were presented separately in the Consolidated Balance Sheet. As of March 31, 2024 assets held-for-sale primarily consisted of a building and land and their associated improvements at the Company's Infrastructure segment. As of December 31, 2023, assets held-for-sale primarily consisted of two buildings and their associated building improvements at the Company's Infrastructure segment.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2023	$105.7	$21.4	$127.1
Translation	(0.2)	—	(0.2)
Balance as of March 31, 2024	$105.5	$21.4	$126.9

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	March 31, 2024	December 31, 2023

FCC licenses	$106.3	$106.3
Total	$106.3	$106.3

There were no impairment charges recorded to definite lived intangible assets for the three months ended March 31, 2024 and 2023.

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	March 31, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(9.7)	$15.4	$25.2	$(9.4)	$15.8
Customer relationships and contracts	11 years	87.5	(45.3)	42.2	87.6	(44.2)	43.4
Channel sharing arrangements	35 years	12.6	(1.9)	10.7	12.6	(1.8)	10.8
Other	12 years	3.9	(1.4)	2.5	3.9	(1.3)	2.6
Total		$129.1	$(58.3)	$70.8	$129.3	$(56.7)	$72.6

There were no impairment charges recorded to definite lived intangible assets for the three months ended March 31, 2024 and 2023.

Amortization expense for definite lived intangible assets was $1.9 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively, and was included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	March 31, 2024	December 31, 2023

Right-of-use assets:
Operating lease (Other assets)	$57.0	$58.0
Finance lease (Property, plant and equipment, net)	0.9	2.3
Total right-of-use assets	$57.9	$60.3

Lease liabilities:
Current portion of operating lease (Other current liabilities)	$13.5	$13.5
Non-current portion of operating lease (Other liabilities)	46.8	48.6
Finance lease (Debt obligations)	0.9	2.4
Total lease liabilities	$61.2	$64.5

The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2024 and 2045. The tables below present financial information associated with the Company's leases for the three months ended March 31, 2024 and 2023.

The following table summarizes the components of lease expense (in millions):

	Three Months Ended March 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Net finance lease cost	0.1	0.1
Operating lease cost	4.5	5.9
Variable lease cost	0.1	0.1
Sublease income	(0.2)	(0.2)
Total lease cost	$4.5	$5.9

Cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$0.1	$0.1
Operating cash flows from operating leases	$5.0	$6.3
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	$0.6
Operating leases	$2.6	$3.9

The weighted-average remaining lease term and the weighted-average discount rate for finance leases and operating leases are as follows:

	March 31, 2024	December 31, 2023

Weighted-average remaining lease term (years) - operating leases	7.4	7.5
Weighted-average remaining lease term (years) - finance leases	3.0	1.6
Weighted-average discount rate - operating leases	5.6%	5.6%
Weighted-average discount rate - finance leases	5.3%	6.8%

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Future minimum lease commitments (undiscounted) as of March 31, 2024, were as follows (in millions):

	Operating Leases	Finance Leases
2024	$12.5	$0.3
2025	13.6	0.3
2026	10.1	0.2
2027	7.5	0.2
2028	5.9	—
Thereafter	24.0	—
Total future minimum lease payments	73.6	1.0
Less: amounts representing interest	(13.3)	(0.1)
Total lease liability balance	$60.3	$0.9

In November 2021, INNOVATE Corp. entered into a ten-year lease arrangement for a special purpose space in Palm Beach, Florida, which was amended in February 2023 to extend the term of the lease to 15 years, with future monthly lease payments of approximately $0.2 million over the entire lease term and annual common area maintenance charges of $0.6 million, both of which are subject to a 3% annual upward adjustment, with total square footage of 25,184, as amended. The lease had not yet commenced for accounting purposes as the space is still under construction, and, therefore, future lease payments were not recorded on the Company's Consolidated Balance Sheets. In December 2023, the Company entered into a sublease agreement with Palm Beach Cultural Innovation Center, Inc. (“PBCIC”), a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, who is also on the board of directors of PBCIC. Pursuant to the sublease, PBCIC would have use of the underlying space and, as consideration, PBCIC agreed to undertake all of the tenant’s build-out costs and related obligations under the lease agreement between the Company, as tenant, and RPP Palm Beach Property LP, as landlord. Effective March 29, 2024, the Company assigned the lease, as amended, and the sublease to an affiliate of Avram A. Glazer, releasing the Company of all obligations under the lease, as amended, and the sublease. The Company previously recorded $1.1 million in prepaid rent related to this lease, which was written-off in December 2023 upon the execution of the sublease to PBCIC. While there have been no new expenses incurred during 2024, the Company also previously incurred other expenses of $1.1 million since inception related to the special purpose space and PBCIC, of which $0.2 million is reflected in Selling, general and administrative in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.

In December 2021, the Company entered into a five-year lease agreement for corporate office space in West Palm Beach, Florida, that would, on commencement of the lease, require future monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment. This lease had not yet commenced as the building is still under construction, and therefore, other than a $0.2 million deposit included in Other assets as of December 31, 2023, future lease payments were not recorded on the Company's Consolidated Balance Sheets. On March 29, 2024, the Company assigned the lease to Lancer Capital, LLC ("Lancer Capital"), an entity controlled by Avram A. Glazer, releasing the Company of all obligations under the lease. The $0.2 million security deposit on the lease was also assigned to Lancer and written-off in March 2024.

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Prepaid assets	$10.4	$11.2
Income tax receivable	1.4	2.1
Restricted cash - current	0.9	0.9
Other	0.4	0.4
Total other current assets	$13.1	$14.6

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Assets

Other assets, which are reflected in non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Right-of-use assets	$57.0	$58.0
Restricted cash - non-current	0.6	0.6
Other	2.8	2.7
Total other assets	$60.4	$61.3

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Accrued expenses	$10.7	$14.3
Accrued payroll and employee benefits	26.8	29.2
Accrued interest and exit fees	9.1	17.1
Accrued sales and use taxes	—	9.8
Accrued income taxes	3.9	0.4
Total accrued liabilities	$50.5	$70.8

Other Liabilities

Other current liabilities consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Operating lease liability, current	$13.5	$13.5
Other current liabilities	2.5	2.6
Total other current liabilities	$16.0	$16.1

Other liabilities, which are reflected in non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2024	December 31, 2023

Operating lease liability, net of current portion	$46.8	$48.6
Other	36.6	34.1
Total other liabilities	$83.4	$82.7

As of March 31, 2024, there was $17.6 million of non-current accrued interest and $15.9 million of exit fees payable included in Other liabilities. As of December 31, 2023, there was $14.9 million of non-current accrued interest and $15.9 million of exit fees payable included in Other liabilities.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Infrastructure
PRIME minus 0.75% Line of Credit due 2025	$70.0	$100.0
3.25% Term Loan due 2026	86.3	91.4
4.00% Note due 2024	2.5	5.0
Obligations under finance leases	0.9	2.4
Total Infrastructure	$159.7	$198.8

Spectrum
8.50% Note due 2025	$19.3	$19.3
11.45% Notes due 2025	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Note due 2024	$20.7	17.4
Total Life Sciences	$20.7	$17.4

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	51.8	51.8
SOFR plus 5.75% Line of Credit	20.0	20.0
CGIC Unsecured Note due 2026	35.1	35.1
Total Non-Operating Corporate	$436.9	$436.9

Total outstanding principal	$687.0	$722.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(11.3)	(13.0)
Less: current portion of debt obligations	(34.2)	(30.5)
Debt obligations, net of current portion	$641.5	$679.3

As of March 31, 2024, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2024	$0.3	$68.2	$68.5
2025	0.3	239.6	239.9
2026	0.2	494.2	494.4
2027	0.2	—	0.2
2028	—	—	—
Total minimum principal and interest payments	1.0	802.0	803.0
Less: Amount representing interest	(0.1)	(115.9)	(116.0)
Total aggregate finance lease and debt payments	$0.9	$686.1	$687.0

The interest rates on finance leases ranged from approximately 3.0% to 8.5%.

Infrastructure

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a Prime Rate minus a spread with an interest rate floor of 4.25%. The effective interest rate on the Revolving Line with UMB was 8.06% and 8.33% as of March 31, 2024 and December 31, 2023, respectively. The Revolving Line with UMB matures on August 15, 2025, and interest is paid monthly. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line. DBMG also has a $86.3 million UMB Term Loan, which expires May 31, 2026, and bears interest at an annual rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly. The UMB Term Loan and Revolving Line with UMB associated with the Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in their agreements.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The $2.5 million 4.00% note matured on March 31, 2024 and was fully redeemed on April 2, 2024. Refer to Note 16. Related Parties for additional information.

Spectrum

The maturity date of Spectrum's 8.50% and 11.45% Notes, as amended, is August 15, 2025. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are amortized over the remaining life of the notes. A corresponding liability is reflected in Other Liabilities in the Condensed Consolidated Balance Sheets. As of both March 31, 2024 and December 31, 2023, the Company had total capitalized estimated exit fees of $15.9 million, which are reflected in Other Liabilities (non-current) in the Condensed Consolidated Balance Sheet. Interest is capitalized and payable upon maturity of the notes. As of March 31, 2024, the effective interest rates on the notes, as amended, ranged from 20.6% to 24.0% per annum.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE Corp. entered into a related side letter with the lenders, whereby INNOVATE Corp. has agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $1.0 million fee is payable if repayment occurs by November 9, 2024, or $2.0 million if repayment occurs after that date. In exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and equity interests in DTV America.

Life Sciences

During 2023, R2 Technologies entered into additional notes and amendments with Lancer Capital, and on November 15, 2023, the maturity date of all outstanding prior existing notes was extended to the earlier of January 31, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing. The notes expired on January 31, 2024 and, effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which is comprised of the prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. Future interest is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest will be capitalized monthly into the principal balance.

The new note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. The exit fee shall be equal to 10.5% of the principal amount being repaid if payment is made anytime from April 1, 2024 through April 30, 2024. As a result of the addition of the exit fee, the modification was determined to be an extinguishment under ASC 470-50 and the amount of the new exit fee payable to the existing lender of $2.2 million is included in Other (expense) income, net on the Condensed Consolidated Statement of Operations.

The maturity date of the new note is April 30, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Subsequent to quarter end, effective April 30, 2024, the note was extended to May 17, 2024, and the exit fee payable was updated to 10.71% of the principal amount for repayments made after May 1, 2024.

As of March 31, 2024, the per annum interest rate on the outstanding principal balance is 20%. For the three months ended March 31, 2024 and 2023, R2 Technologies recognized interest expense of $0.9 million and $0.5 million, respectively, related to the contractual interest coupon on the notes with Lancer Capital. As part of the agreement, all unpaid accrued interest on the new note is capitalized into the principal balance on a monthly basis. As a result, an additional $0.7 million of unpaid accrued interest incurred subsequent to January 31, 2024, was capitalized into the principal balance during the three months ended March 31, 2024. As of March 31, 2024, all unpaid accrued interest on the new note had been capitalized into the principal balance, and there was no accrued interest payable. As of December 31, 2023, the related accrued interest payable not capitalized into the principal balance was $2.4 million. The accrued exit fee was $2.2 million as of March 31, 2024, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

Non-Operating Corporate

2026 Senior Secured Notes

The $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes") was issued in 2021 at 100% of par, with a stated annual interest rate of 8.50% and an effective interest rate of 9.3%, which reflects $10.8 million of deferred financing fees, including underwriting fees. For the three months ended March 31, 2024 and 2023, aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees, was $7.6 million and $7.5 million, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

As of March 31, 2024, the 2026 Convertible Notes had a net carrying value of $56.7 million inclusive of an unamortized premium of $5.5 million and unamortized deferred financing costs of $0.5 million. Based on the closing price of our common stock of $0.70 on March 31, 2024, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

For both the three months ended March 31, 2024 and 2023, aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $0.5 million.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and interest is paid quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the revolving credit line with MSD. On April 25, 2023, the Company and MSD extended the maturity date of its Revolving Line of Credit from February 23, 2024, to March 16, 2025, and also changed the benchmark rates for interest to SOFR-based rates and lowered the amount of net cash proceeds from certain asset sales in excess of which a prepayment is required from $50.0 million to $10.0 million. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes. As of both March 31, 2024 and December 31, 2023, the outstanding balance was $20.0 million. Subsequent to quarter end, on May 6, 2024, the Company and MSD extended the maturity date of its Revolving Line of Credit from March 16, 2025 to May 16, 2025.

CGIC Unsecured Note Due 2026

On May 9, 2023, in connection with the redemption of the DBMGi Preferred Stock, the Company issued a subordinated unsecured promissory note to Continental General Insurance Company ("CGIC") in the principal amount of $35.1 million (the "CGIC Unsecured Note"). Refer to Note 15. Temporary Equity and Equity for additional information. The CGIC Note is due February 28, 2026, and bears interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter, and the effective interest rate on the note is 18.1%. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. For the three months ended March 31, 2024, interest expense recognized relating to the CGIC Unsecured Note was $1.6 million and cash paid for interest to CGIC was $0.8 million. Subsequent to the quarter end, as a result of the closing of the Rights Offering on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024.

INNOVATE is in compliance with its debt covenants as of March 31, 2024.

12. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its interim tax provision.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income tax expense of $3.3 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively, primarily relates to tax expense as calculated under ASC 740 for taxpaying entities. For the three months ended March 31, 2024, the annual effective tax rate calculation for the interim tax provision included the tax expense associated with the INNOVATE Corp. U.S. consolidated group due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized. The annual effective tax rate calculated for the three months ended March 31, 2023 interim tax provision included an unrepeated $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. Additionally, for the three months ended March 31, 2023, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated group and certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

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

Additionally, the Company has $138.0 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $92.9 million from R2 Technologies, $42.7 million from DTV America, and other entities of $2.4 million. Of the $138.0 million of gross U.S. net operating loss carryforwards, $101.9 million was generated after 2017 and will have an indefinite carryforward period; the remaining $36.1 million was generated prior to 2018 and will expire, if unused, by 2037.

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

The Company did not have any unrecognized tax benefits as of March 31, 2024 and 2023 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On February 8, 2024, the Court granted Plaintiffs’ motion for leave to file a second amended complaint. The proposed second amended complaint (i) names DTV as a nominal defendant, (ii) removes the Gray Media Claim, and (iii) removes all Plaintiffs other than James Bocock and Stan V. Smith on Behalf of the Stan V. Smith Trust dated April 30, 1993. The Court ordered Plaintiffs to file their second amended complaint on or before February 13, 2024. On February 14, 2024, Plaintiffs filed their second amended complaint. The INNOVATE Entities and Levi answered the second amended complaint on February 26, 2024. On April 22, 2024, the Court entered a case schedule culminating in a three-day trial from February 10-12, 2025.

The Company believes these remaining claims are without merit, and the Company intends to vigorously defend this litigation and cannot reasonably estimate any range of potential loss, if any, at this time.

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

Meruelo Television Litigation

On August 8, 2023, Meruelo Television, LLC (“Plaintiff”) commenced a lawsuit in the Superior Court of the State of California, Los Angeles County, with the filing of a complaint naming as defendants HC2 Network, Inc. (“HC2”) and INNOVATE Corp. (“INNOVATE” or the “Company” and, together with HC2, the “Defendants”), and Does 1 through 20, in the matter titled Meruelo Television, LLC v. HC2 Network, Inc., et al. (Cal. Supr. Ct.) Case No. 23ST-cv-18552.

On September 29, 2023, Defendants filed a Notice of Removal, removing the case from California state court to federal court in the U.S. District Court for the Central District of California, where it has been assigned Case No. 2:23-cv-08184-AB-BFM (the "Lawsuit").

On February 20, 2024, Plaintiff filed its present and operative Second Amended Complaint (the “SAC”). The SAC asserts only one cause of action, Count I for breach of the contract, as against both HC2 and the Company. Whereas the Company is a non-party to the contract at issue, the SAC asserts that INNOVATE can be held liable for Count I as the alleged alter ego of HC2.

On April 9, 2024, Plaintiff and Defendants filed in the Lawsuit a Stipulation of Dismissal, as so-ordered by the Court on April 16, 2024, whereby Plaintiff dismissed without prejudice its claims as against INNOVATE, while retaining its claim against HC2. HC2 believes that the claim is without merit and intends to vigorously defend the claim.

Although Plaintiff’s dismissal against the Company was without prejudice, at this time it appears that there exists a low probability of loss to INNOVATE resulting from this Lawsuit.

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of March 31, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $263.9 million. As of December 31, 2023, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $360.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	1,141,806	$2.56
Granted	506,955	$2.57
Vested	(1,023,032)	$2.32
Unvested - December 31, 2023	625,729	$2.95
Granted	650,936	$0.61
Vested	(208,614)	$3.46
Unvested - March 31, 2024	1,068,051	$1.43

The aggregate vesting date fair value of the restricted stock awards which vested during the three months ended March 31, 2024 and 2023 was $0.2 million and $0.8 million, respectively. As of March 31, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.2 million and is expected to be recognized over the remaining weighted-average period of 1.8 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2022	4,995,150	$5.02
Expired	(352,339)	$3.12
Outstanding and exercisable- December 31, 2023	4,642,811	$5.17
Expired	(8,521)	$1.46
Outstanding and exercisable - March 31, 2024	4,634,290	$5.17

As of March 31, 2024, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 0.3 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of March 31, 2024, there were no unvested stock options and no unrecognized stock-based compensation expense related to unvested stock options.

15. Temporary Equity and Equity

Rights Offering

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 0.2858 shares of the Company’s common stock at a price of $0.70 per whole share.

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the New York Stock Exchange ("NYSE"), in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." Subsequent to quarter end, on April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 5,306,105 shares of common stock for $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. The total gross proceeds received subsequent to quarter end were $10.0 million.

The Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement. As of March 31, 2024, the Company had incurred $1.8 million in dealer manager fees and other costs related to the Rights Offering and Concurrent Private Placement, of which $1.3 million was allocated to the Series C Preferred Stock and $0.5 million was capitalized into Additional paid in capital ("APIC"). An additional $0.3 million in costs were incurred subsequent to quarter end. INNOVATE expects to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital are greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock may not be converted unless stockholder approval of such issuance is obtained. The Series C Preferred Stock are convertible into common stock at the price equivalent to the subscription price under the Rights Offering contingent on shareholder approval, which will be voted on at the next annual meeting. If the Series C Preferred Stock is not converted to common stock, it may be redeemed at the Company’s option or on the sixth anniversary of issuance plus accrued interest of 8% which is only due upon redemption and not conversion. See "Series C Preferred Stock" below for additional information on the terms.

The Company waived its Tax Benefits Preservation Plan to permit persons exercising rights to acquire 4.9% or more of the outstanding common stock upon the exercise thereof without becoming an Acquiring Person (as defined in the Tax Benefits Preservation Plan).

The Backstop Commitment is defined as a financial instrument and is measurable at fair value at each reporting period. The transaction was negotiated by a special committee of independent members of the Company's board of directors at arm's-length, based on outside expert financial advice. The Company used both market observable inputs and unobservable data to derive the fair value as of the reporting date, and it is therefore classified as a Level 3 fair value measurement. The Series C shares issued in connection with the cash equity advance on March 28, 2024 are convertible into common shares at $0.70 per share, which price is equal to the closing price of the Company's stock on March 28, 2024, the last business day of the quarter, and was also equal to the public Rights Offering purchase price per share. The fair value of the Backstop Commitment as of March 31, 2024, was therefore determined to be zero. The Backstop Commitment ceased upon the consummation of the Rights Offering.

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2024	December 31, 2023

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000
Series C shares issued and outstanding	25,000	—

Series C Preferred Stock

On March 5, 2024 the Company issued a Certificate of Designation for 35,000 Series C Non-Voting participating Convertible Preferred Shares (the "Series C Preferred Stock"). The certificate of designation authorized the existing 20,000,000 shares of preferred stock, par value $0.001 to apply to this series. On March 28, 2024, the Company amended its amended and restated certificate of incorporation by filing the Certificate of Designations of the Series C Preferred Stock (the “Series C Certificate of Designations”) with the Secretary of State of the State of Delaware. The following summary of the terms of the Series C Preferred Stock is qualified in its entirety by reference to the complete Series C Preferred Stock certificate of designation.

The Series C Preferred Stock is intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the Backstop Arrangement and Concurrent Private Placement can be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements.

Issuance. On March 28, 2024, INNOVATE Corp. issued and sold 25,000 shares of its Series C Non-Voting Participating Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) for the aggregate purchase price of $25.0 million to Lancer Capital. The Series C Preferred Stock, was recognized at fair value upon issuance, net of issuance costs of $1.3 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Series C Preferred Stock has been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet with a redemption value of $25.0 million and with a current carrying value of $23.7 million as of March 31, 2024. The issued Series C Preferred Stock is classified as temporary equity as it is not mandatorily redeemable due to the presence of substantive conversion features, and will become mandatorily redeemable on the sixth anniversary of initial issuance if not previously converted. As the Series C Preferred Stock is contingently redeemable, subsequent accretion to redemption value including accreted dividends will only occur if the contingency is resolved and the redemption becomes probable (i.e., stockholder approval is no longer reasonably possible).

Dividends. The amount of dividends payable for each share of Series C Preferred Stock is equal to (a) the number of shares (including fractions) of common stock into which such share of Series C Preferred Stock is (or, but for the failure to obtain stockholder approval, would be) convertible on an applicable record date multiplied by (b) the amount of dividends declared and paid on each share of the Company’s common stock; provided, however, that if the Company declares and pays a dividend on the common stock consisting in whole or in part of common stock, then no such dividend shall be payable in respect of the Series C Preferred Stock on account of the portion of such dividend on the common stock payable in common stock, and in lieu thereof, certain anti-dilution adjustments as discussed below will apply. If dividends are declared in respect of common stock that are payable in rights, options, warrants, or other convertible or exchangeable securities that entitle holders to acquires shares of common stock, the dividends payable to the Series C Preferred Stock will consist of substantially identical rights, options, warrants, or other securities that instead are convertible into, exercisable, or exchangeable for shares of convertible preferred stock with substantially identical terms and provisions as the Series C Preferred Stock.

Conversion. Prior to the approval by holders of the common stock of a proposal (the “Rights Offering Proposal”) to approve the issuance of the common stock upon conversion of all of the Series C Preferred Stock in accordance with the rules of the NYSE, each holder of Series C Preferred Stock has the right to convert the Series C Preferred Stock held by such holder into a number of shares of common stock up to an amount permitted by the NYSE. The number of shares of common stock issuable upon conversion of each share of Series C Preferred Stock is equal to the result obtained by dividing (a) $1,000 by (b) the conversion price then in effect (the “Series C Conversion Ratio”). The initial conversion price is $0.70. The holders of Series C Preferred Stock have the option to convert the Series C Preferred Stock into common stock prior to the consummation of any merger, sale of all or substantially all assets of the Company, or other change of control transaction with a third party unaffiliated with any holder of the Series C Preferred Stock pursuant to which the Company will be delisted from the NYSE, following prior written notice. Pursuant to the Investment Agreement, the Company currently intends to seek stockholder approval for the conversion of the Series C Preferred Stock into shares of our common stock at its 2024 annual stockholders meeting.

Upon stockholder approval of the Rights Offering Proposal, each share of Series C Preferred Stock shall be automatically converted into such number of shares of common stock as described in the Series C Conversion Ratio, subject to any ownership or issuance limits imposed by the applicable rules and regulations to which the Company is then subject. As of the date of the prospectus supplement, there are no such ownership or issuance limits except for the NYSE rules described above.

If the Company (i) pays a dividend or makes any other distribution on or in respect of the common stock payable in common stock, (ii) subdivides or combines its outstanding shares of common stock into a greater or smaller number of shares, or (iii) issues or distributes any equity securities by reclassification of its common stock (other than any issuance constituting a dividend in which the holders of the Series C Preferred Stock participate), the applicable conversion price shall be adjusted as of the opening of business on the day following the date fixed for the determination of stockholders entitled to receive such dividend or distribution or at the opening of business on the day following the day on which such subdivision, combination or reclassification becomes effective, as the case may be, so that the holders of the Series C Preferred Stock shall, upon surrender thereafter of any shares of Series C Preferred Stock for conversion, be entitled to receive the number of shares of common stock that such holder would have owned or have been entitled to receive after the happening of any of the events described above had such Series C Preferred Stock been converted immediately prior to the record date in the case of a dividend or distribution or the effective date in the case of a subdivision, combination or reclassification. In the case of any consolidation or merger of the Company with another entity, as a result of which shares of common stock shall be changed into the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity or any other property or assets, then the holders of Series C Preferred Stock shall thereafter have the right to receive upon surrender thereafter of their shares of Series C Preferred Stock for conversion, such shares of common stock and/or securities and/or other property or assets as may be issued or payable with respect to or in exchange for the number of shares of common stock that would otherwise have been received by such holders had they converted the Series C Preferred Stock immediately prior to the effective date of such merger or consolidation.

Redemption by the Holders / Automatic Conversion. At any time prior to conversion of the shares of Series C Preferred Stock into common stock, the Company may, at its option, redeem the shares of Series C Preferred Stock, in whole or in part, at a redemption price per share of Series C Preferred Stock in cash and equal to $1,000 plus 8.0% per annum uncompounded for the period from the issuance date to the applicable redemption date (the “Series C Redemption Price”). The Series C Preferred Stock shall be redeemed on the sixth anniversary of the initial issuance of shares of the Series C Preferred Stock at a price per share payable in cash and equal to the Series C Redemption Price.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Liquidation Preference. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series C Preferred Stock will be entitled to receive, after payments to the holders of outstanding shares of the Company’s Series A-3 Preferred Stock and Series A-4 Preferred Stock, the holders of the Series C Preferred Stock shall be entitled to share ratably with the holders of the Common Stock (and all other classes and series of stock entitled to participate with the Common Stock) in the remaining assets of the Company on the basis that such holders would share if all outstanding shares of Series C Preferred Stock were then converted into Common Stock; provided, that in the event that such payment would be less than $0.001 per share of Series C Preferred Stock, the holders of the Series C Preferred Stock shall instead be entitled to receive out of the assets of the Company available for distribution to its stockholders, whether from capital, surplus or earnings, an amount per share of Series C Preferred Stock equal to $0.001 per share (or if less than $0.001 per share is available for distribution in respect of the Series C Preferred Stock, then all such remaining funds shall be distributed pro rata in respect of the Series C Preferred Stock), before any payment or distribution shall be made to the holders of the common stock (or any other class or series of stock entitled to participate with the common stock). For this purpose, neither a consolidation nor merger of the Company with one or more other corporations, nor a sale or a transfer of all or substantially all of the assets of the Company, shall be deemed to be a liquidation, winding-up or dissolution, voluntary or involuntary, of the Company.

Voting Rights. The holders of record of shares of the Series C Preferred Stock shall have no voting rights, except as prescribed by General Corporation Law of the State of Delaware or as may be required by the NYSE.

Consent Rights. For so long as any of the Series C Preferred Stock is outstanding, consent of the holders of shares representing a majority of the Series C Preferred Stock then outstanding is required for certain material actions.

As of March 31, 2024, the 25,000 Series C Preferred Stock was convertible into 35,714,285 of INNOVATE's common stock. Subsequent to quarter end, on and as of April 24, 2024, upon completion of the Rights Offering and Concurrent Private Placement, approximately 6,286 shares of Series C Preferred Stock were issued, and the approximate 31,286 Series C Preferred Stock are convertible into 44,693,895 of INNOVATE's common stock.

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

Upon issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet with a combined redemption value of $16.1 million and with a current fair value of $16.4 million as of March 31, 2024, which is inclusive of $0.3 million of accrued dividends payable.

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

Subsequent Measurement. The Company elected to account for the Series A-3 and Series A-4 Preferred Stock by immediately recognizing changes in the redemption value as they occur. The carrying values of the Series A-3 and Series A-4 Preferred Stock are adjusted to equal what the redemption amount would be as if the redemption were to occur at the end of the reporting period as if it were also the redemption date for the Series A-3 and Series A-4 Preferred Stock. Any cash dividends paid directly reduce the carrying value of the Series A-3 and Series A-4 Preferred Stock until the carrying value equals the redemption value. Once the carrying value is equal to the redemption value, the dividends declared are accrued by debiting retained earnings, or if retained earnings is a deficit, then by debiting additional paid in capital. The Company has a history of paying dividends on its Series A-3 and Series A-4 Preferred Stock and expects to continue to pay such dividends each quarter.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable Conversion Price. Each share of Series A-3 is initially convertible at a conversion price of $4.25 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 is initially convertible at a conversion price of $8.25 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (“collectively the “Conversion Prices”). The Conversion Prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted average basis). Actual conversion prices at the time of the exchange in 2021 were $3.52 for the Series A and $5.33 for the Series A-2. As a result of the Rights Offering and due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, as of March 31, 2024, the conversion prices of the Series A-3 Preferred Stock was $2.71 and the conversion price of the Series A-4 Preferred Stock was $4.02. Subsequent to quarter end, upon completion of the Rights Offering and Concurrent Private Placement, as a result of the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, the conversion prices were further adjusted and, as of April 24, 2024, the conversion price of the Series A-3 Preferred Stock was $2.38 and the conversion price of the Series A-4 Preferred Stock was $3.47.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2023, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively, of INNOVATE's common stock. As a result of the issuance of the Series C Preferred Stock in 2024, due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, the conversion prices were adjusted, and as of March 31, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 2,256,983 and 2,488,367 shares, respectively, of INNOVATE's common stock. Subsequent to quarter end, upon completion of the Rights Offering and Concurrent Private Placement, as a result of the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, the conversion prices were further adjusted and, as of April 24, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 2,569,858 and 2,881,761 shares, respectively, of INNOVATE's common stock.

Series A-3 and Series A-4 Preferred Share Dividends

During the three months ended March 31, 2024 and 2023, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock, as presented in the following table (in millions):

2024
Declaration Date and Holders of Record Date	March 31, 2024
Payment Date	April 15, 2024
Total Dividend	$0.3

2023
Declaration Date and Holders of Record Date	March 31, 2023
Payment Date	April 17, 2023
Total Dividend	$0.3

DBMGi Series A Preferred Stock

Issuance. On November 30, 2018, CGIC purchased 40,000 shares of DBMGi's Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), which was then eliminated in consolidation. On July 1, 2021, as a part of the sale of CGIC, which resulted in the deconsolidation of the entity, the Company was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the then deconsolidated CGIC. Upon the deemed issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock was classified as temporary equity in the Company's Consolidated Balance Sheet. There are 500,000 shares with a par value of $0.001 each authorized for issuance. Subsequent to the issuance of the DBMGi Series A Preferred Stock, 1,820.25 shares were issued as payment in kind for dividends, resulting in a total of 41,820.25 shares of DBMGi's Series A Preferred Stock outstanding.

Redemption. The DBMGi Series A Preferred Stock was redeemable at any time, in whole or in part, at the option of the Company, or at any time or by the holder prior to July 2026. On March 15, 2023, DBMGi received a redemption notice from CGIC requesting that DBMGi redeem 41,820.25 shares of DBMGi Series A Preferred Stock, representing all of the issued and outstanding shares of DBMGi Series A Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby INNOVATE purchased the 41,820.25 shares of DBMGi Series A Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Series A Preferred Stock as well as the accrued dividend of $0.4 million, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bears interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. Refer to Note 11. Debt Obligations for additional information on the promissory note.

The DBMGi Series A Preferred Stock was measured each reporting period at its maximum redemption value, which was equal to the stated value plus all accrued, accumulated and unpaid dividends as of the end of each reporting period, as they were currently redeemable. The carrying amount as of May 9, 2023 was $41.8 million as well as the accrued dividend of $0.4 million and, subsequently, there was no gain or loss on the purchase of the DBMGi Series A Preferred Stock from CGIC.

Dividends. The DBMGi Series A Preferred Stock accrued a cumulative quarterly cash or payment in kind dividend at a rate of (a) for the first five years following the date of issuance, (i) 9.00% per annum if dividends are paid in kind or (ii) 8.25% per annum if dividends are paid in cash and (b) starting on the fifth anniversary of the date of issuance, a rate per annum equal to (i) LIBOR (as defined in the Certificate of Designation) plus a spread of 5.85% (together, the “LIBOR Rate”) per annum, plus 0.75% if dividends are paid in kind or (ii) the LIBOR Rate per annum in the case of dividends paid in cash. Subsequent to the transition away from LIBOR beginning in 2023, the Certificate of Designation allows for a LIBOR Successor Rate, which allows the Company to reasonably determine an alternate benchmark rate (including any mathematical or other adjustments to the benchmarks (if any) incorporated therein) giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks. Subsequent to May 9, 2023, the date that INNOVATE purchased the DBMGi Series A Preferred Stock, the dividends are eliminated on consolidation.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the three months ended March 31, 2023, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding DBMGi Series A Preferred Stock, as presented in the following table (in millions):

2023

Declaration Date and Holders of Record Date	March 31, 2023
Payment Date	April 17, 2023
Total Dividend	$0.9

The above dividend was paid in cash. In addition to this cash dividend, in connection with the Stock Purchase Agreement entered into with CGIC on May 9, 2023, an equivalent amount dividend of $0.4 million that had accrued through May 8, 2023 was settled with CGIC as part of the purchase price.

R2 Technologies Non-Controlling Interests

The Company has redeemable and non-redeemable non-controlling interests related to R2 Technologies in the form of convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Condensed Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of March 31, 2024 and December 31, 2023, it was not deemed probable that the amounts in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurement was required under ASC 480-10. As a result of the allocation of losses in accordance with ASC 810, the redeemable non-controlling interest related to R2 Technologies was negative $1.2 million and negative $1.0 million as of March 31, 2024, and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had negative $12.9 million and negative $10.5 million, respectively, of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Consolidated Balance sheets.

Liquidation Preference

R2 Technologies has issued multiple A, B, and C-series participating convertible preferred stock (the "R2 Technologies Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A and series C R2 Technologies Preferred Share to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Series B R2 Technologies Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event.

If the assets of R2 Technologies legally available for distribution are insufficient to pay these obligations in full, R2 Technologies Preferred Shareholders and holders of any parity securities share the remaining assets in proportion to the full respective amounts to which they are entitled. After receiving the full liquidation preference, R2 Technologies Preferred Shareholders have no further claim to R2 Technologies' assets, except for any new securities or instruments received as part of the liquidation preference. The value of non-cash assets distributed equals their fair market value on the distribution date. No holder of junior securities receives any payment unless the entire liquidation preference of R2 Technologies Preferred Shares is paid. If there is insufficient cash to pay the entire liquidation preference and any liquidation preference in respect of any parity securities in full in cash upon a liquidation event, R2 Technologies Preferred Shareholders and parity securities holders will share available cash proportionally.

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC was $114.5 million and $112.3 million as of March 31, 2024 and December 31, 2023 respectively, of which $48.9 million and $48.0 million as of March 31, 2024 and December 31, 2023, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both March 31, 2024 and December 31, 2023, R2 Technologies had negative net assets after consideration of intercompany and third party debt, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

Subsequent to quarter end, on May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax net operating losses and other certain tax assets.

In connection with the termination of the 2023 Preservation Plan, the Company will be taking routine actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, and to delist the preferred stock purchase rights from the NYSE These actions are administrative in nature and will have no effect on the Company’s common stock, which will continue to be listed on the NYSE.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

16. Related Parties

Non-Operating Corporate

In September 2018, the Company entered into a 75-month lease for office space which expires in December 2024. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by a former CEO of INNOVATE and formerly a related party, in the same building. With the adoption of ASC 842, as of January 1, 2019, this lease was recognized as a right-of-use asset and lease liability on the Condensed Consolidated Balance Sheets.

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC, a significant shareholder, in the principal amount of $35.1 million. Refer to Note 11. Debt Obligations and Note 15. Temporary Equity and Equity for additional information.

In December 2023, the Company had entered into a sublease agreement for a special purpose space with PBCIC, a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors and a significant shareholder, who is also on the board of directors of PBCIC. In March 2024, the Company assigned this lease to an entity controlled by Mr. Glazer. In addition, in March 2024, the Company assigned a lease for office space to an entity controlled by Mr. Glazer. Refer to Note 9. Leases for additional information.

Lancer Capital, an entity controlled by Avram A. Glazer, held $2.0 million of principal amount of the Company's $51.8 million 7.5% 2026 Convertible Notes, as of both March 31, 2024 and December 31, 2023. The $2.0 million in notes are convertible into 468,594 shares of common stock of INNOVATE Corp. Refer to Note 11. Debt Obligations for additional information on the 2026 Convertible Notes. During both the three months ended March 31, 2024 and , 2023, Lancer Capital earned $37.5 thousand in interest relating to these notes.

As detailed in Note 15. Temporary Equity and Equity, during the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a Concurrent Private Placement, of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. As a result, Lancer Capital's beneficial ownership increased from 29.1% as of March 5, 2024 immediately prior to the start of the Rights Offering to 48.8% as of March 31, 2024. Subsequent to quarter end, on April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased approximately 6,286 shares of Series C Preferred Stock, increasing Lancer Capital's beneficial ownership to 52.1%. Refer to Note 15. Temporary Equity and Equity for additional details.

Infrastructure

Banker Steel previously leased two planes from Banker Aviation, LLC, a former related party and entity that is owned by Donald Banker, who was the CEO of Banker Steel until December 2023. Both leases had been terminated by the fourth quarter of 2023. For the three months ended March 31, 2023, DBMG incurred related lease expenses of $0.3 million.

DBMG and Banker Steel, jointly and severally, have a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. During the three months ended March 31, 2024, DBMG made $2.5 million in scheduled payments on the 4.0% note. For the three months ended March 31, 2024 and 2023, DBMG incurred aggregate interest expense related to these notes of approximately $25 thousand and $0.5 million, respectively. There was $24 thousand accrued interest as of March 31, 2024, and accrued interest was $0.1 million as of December 31, 2023. The 4.0% note and associated accrued interest matured on March 31, 2024, and was fully redeemed on April 2, 2024.

Life Sciences

As of March 31, 2024 and December 31, 2023, R2 Technologies had $20.7 million and $17.4 million, respectively, in principal amount of 20.0% senior secured promissory notes due to Lancer Capital. For the three months ended March 31, 2024 and 2023, R2 Technologies recognized interest expense of $0.9 million and $0.5 million, respectively, related to the contractual interest coupon on the notes due to Lancer Capital. As part of the agreement, all unpaid accrued interest on the new note is capitalized into the principal balance on a monthly basis. As a result, an additional $0.7 million of unpaid accrued interest incurred subsequent to January 31, 2024, was capitalized into the principal balance during the three months ended March 31, 2024. As of March 31, 2024, all unpaid accrued interest on the new note had been capitalized into the principal balance, and there was no accrued interest payable. As of December 31, 2023, the related accrued interest payable not capitalized into the principal balance was $2.4 million. The accrued exit fee was $2.2 million as of March 31, 2024. Subsequent to quarter end, effective April 30, 2024, the note was extended to May 17, 2024, and the exit fee payable was updated to 10.71% of the principal amount for repayments made after May 1, 2024. Refer to Note 11. Debt Obligations for additional information.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For both the three months ended March 31, 2024 and 2023, R2 Technologies recognized revenues of $0.2 million from sales and profit sharing agreements from a subsidiary of Huadong, a related party of R2 Technologies. As of March 31, 2024 related receivables from this subsidiary of Huadong totaled $0.1 million, and there were no related receivables from this subsidiary of Huadong as of December 31, 2023.

For both the three months ended March 31, 2024 and 2023, R2 Technologies incurred approximately $0.1 million of stock compensation and royalty expenses related to Blossom Innovations, LLC, an investor of R2 Technologies since 2014.

Refer to Note 6. Investments for transactions with equity method investees of the Company.

17. Operating Segments and Related Information

The Company currently has one primary reportable geographic segment - United States, and primarily all revenue is derived in the United States. The Company has three reportable operating segments, plus our Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues.

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended March 31,
	Segment	2024	2023
Customer A	Infrastructure	27.6%	28.1%

Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue
Infrastructure	$307.9	$311.7
Life Sciences	1.0	0.5
Spectrum	6.3	5.7
Total revenue	$315.2	$317.9

	Three Months Ended March 31,
	2024	2023
Income (loss) from operations
Infrastructure	$9.3	$6.3
Life Sciences	(3.2)	(4.4)
Spectrum	0.2	(0.5)
Other	—	(1.4)
Non-Operating Corporate	(3.5)	(4.0)
Total income (loss) from operations	$2.8	$(4.0)

	Three Months Ended March 31,
	2024	2023
Reconciliation of the consolidated segment income (loss) from operations to consolidated loss from operations before income taxes:
Income (loss) from operations	$2.8	$(4.0)
Interest expense	(17.2)	(15.6)
Loss from equity investees	(1.2)	(4.0)
Other (expense) income, net	(1.2)	16.5
Loss from operations before income taxes	$(16.8)	$(7.1)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2024	2023
Depreciation and Amortization
Infrastructure	$3.0	$4.9
Infrastructure recognized within cost of revenue	4.0	3.9
Total Infrastructure	7.0	8.8
Life Sciences	0.1	0.1
Spectrum	1.3	1.3
Total depreciation and amortization	$8.4	$10.2

	Three Months Ended March 31,
	2024	2023
Capital Expenditures (*)
Infrastructure	$5.2	$3.0
Life Sciences	0.1	0.1
Spectrum	0.3	0.3
Non-Operating Corporate	—	0.3
Total	$5.6	$3.7
(*) The above capital expenditures exclude assets acquired under finance lease and other financing obligations.

	March 31, 2024	December 31, 2023

Investments
Life Sciences	$1.8	$1.8
Total	$1.8	$1.8

The Company's equity method investments in the Life Sciences segment included in the table above totaled $0.9 million as of both March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023

Total Assets
Infrastructure	$746.6	$851.4
Life Sciences	8.2	8.3
Spectrum	175.5	176.6
Non-Operating Corporate	13.2	7.3
Total	$943.5	$1,043.6

18. Basic and Diluted Loss Per Common Share

Earnings (loss) per share is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock of the Company are considered participating securities; however, they do not participate in losses and, as such, are excluded from the computation of basic earnings (loss) per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive between the two available methods in a period.

The Company had no dilutive common stock equivalents during the three months ended March 31, 2024 and 2023 due to the results from continuing operations being a loss, net of tax. For the three months ended March 31, 2024, and 2023, 702,988 and 1,145,796, respectively, of common stock equivalents from unvested restricted stock were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 are: preferred stock, convertible debt and stock options. The following table presents a reconciliation of net loss used in the basic and diluted EPS calculations (in millions, except per share amounts):

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended March 31,
	2024	2023
Net loss	$(20.1)	$(8.0)
Net loss (income) attributable to non-controlling interest and redeemable non-controlling interest	2.7	(1.0)
Net loss attributable to INNOVATE Corp.	(17.4)	(9.0)
Less: Preferred dividends	0.3	1.2
Net loss attributable to common stockholders	$(17.7)	$(10.2)

Weighted average common shares outstanding - basic and diluted	78.7	77.7

Loss per share - basic and diluted	$(0.22)	$(0.13)

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

March 31, 2024			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9
Liabilities
Debt obligations (2)	$674.8	$570.2	$265.9	$304.3	$—
Total liabilities not accounted for at fair value	$674.8	$570.2	$265.9	$304.3	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$0.9	$—
Total assets not accounted for at fair value	$0.9	$0.9	$—	$0.9	$—
Liabilities
Debt obligations (2)	$707.4	$621.8	$283.2	$338.6	$—
Total liabilities not accounted for at fair value	$707.4	$621.8	$283.2	$338.6	$—
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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

20. Supplementary Financial Information

Other (expense) income, net

The following table provides information relating to Other (expense) income, net (in millions):

	Three months ended March 31,
	2024	2023
Gain on sale of investment	$—	$12.3
Gain on step-up of equity method investment	—	3.8
Loss on debt extinguishment	(2.2)	—
Other	1.0	0.4
Total	$(1.2)	$16.5

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Three months ended March 31,
	2024	2023
Cash and cash equivalents, beginning of the period	$80.8	$80.4
Restricted cash included in other current assets	0.9	0.3
Restricted cash included in other assets (non-current)	0.6	1.5
Total cash, cash equivalents and restricted cash, beginning of the period	$82.3	$82.2

Cash and cash equivalents, end of the period	$38.4	$16.6
Restricted cash included in other current assets	0.9	—
Restricted cash included in other assets (non-current)	0.6	1.4
Total cash and cash equivalents and restricted cash, end of the period	$39.9	$18.0

Supplemental cash flow information:
Cash paid for interest	$19.6	$19.5
(Proceeds from tax refunds) cash paid for income taxes, net	$(0.8)	$5.0

Non-cash investing and financing activities:
Accrued interest, exit fees and other fees capitalized into principal debt	$3.3	$—
Property, plant and equipment included in accounts payable or accrued expenses	0.9	$1.4

21. Subsequent Events

Refer to Note 15. Temporary Equity and Equity for information on the closing of the Rights Offering on April 24, 2024, and the termination of the Tax Benefits Preservation plan on May 6, 2024. Refer to Note 11. Debt Obligations for information on the extension of the maturities of certain debt instruments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024 (the "2023 Annual Report") and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2023 Annual Report as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Recent Developments

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer-term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. In the event we were to enter into a strategic transaction to sell any of our existing operations, our intention is to use available proceeds from such transaction to address our capital structure at our Non-Operating Corporate and Spectrum segments.

In 2024, including subsequent to the first quarter end, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Rights Offering and Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 0.2858 shares of the Company’s common stock at a price of $0.70 per whole share.

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the New York Stock Exchange ("NYSE"), in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." Subsequent to quarter end, on April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 5,306,105 shares of common stock for approximately $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. The total gross proceeds received subsequent to quarter end were $10.0 million.

The Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement. As of March 31, 2024, the Company had incurred $1.8 million in dealer manager fees and other costs related to the Rights Offering and Concurrent Private Placement, of which $1.3 million was allocated to the Series C Preferred Stock and $0.5 million was capitalized as Additional paid in capital. An additional $0.3 million in costs were incurred subsequent to quarter end. INNOVATE expects to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital are greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock may not be converted unless stockholder approval of such issuance is obtained. The Series C Preferred Stock are convertible into common stock at the price equivalent to the subscription price under the Rights Offering contingent on shareholder approval, which will be voted on at the next annual meeting. If the Series C Preferred Stock is not converted to common stock, it may be redeemed at the Company’s option or on the sixth anniversary of issuance plus accrued interest of 8% which is only due upon redemption and not conversion. See Note 15. Temporary Equity and Equity for additional information on the terms.

The Company waived its Tax Benefits Preservation Plan to permit persons exercising rights to acquire 4.9% or more of the outstanding common stock upon the exercise thereof without becoming an Acquiring Person (as defined in the Tax Benefits Preservation Plan).

INNOVATE expects to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

Subsequent to quarter end, on May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax net operating losses and other certain tax assets.

In connection with the termination of the 2023 Preservation Plan, the Company will be taking routine actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, and to delist the preferred stock purchase rights from the NYSE These actions are administrative in nature and will have no effect on the Company’s common stock, which will continue to be listed on the NYSE.

Debt Obligations and Financing

In addition to the Rights Offering and Concurrent Private Placement at the Non-Operating Corporate segment discussed above, during 2024 thus far, we have refinanced some of our debt and obtained new capital financing at the subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Infrastructure

DBMG and Banker Steel, jointly and severally, have a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. During the three months ended March 31, 2024, DBMG made $2.5 million in scheduled payments on the 4.0% note. The 4.0% note matured on March 31, 2024 and was fully redeemed on April 2, 2024.

Life Sciences

On January 31, 2024, R2 Technologies and Lancer Capital issued a new 20% note with an aggregate original principal amount of $20.0 million, which is comprised of the prior outstanding principal amounts and unpaid accrued interest of $2.6 million, which was capitalized into the new principal balance, with future interest payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest will be capitalized monthly into the principal balance. The new note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. The exit fee shall be equal to 10.5% of the principal if payment is made anytime from April 1, 2024 through April 30, 2024. As a result of the addition of the exit fee, the modification was determined to be an extinguishment under ASC 470-50 and the new exit fee payable to the existing lender is included in Other (expense) income, net on the Condensed Consolidated Statement of Operations. The maturity date of the new note is April 30, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Subsequent to quarter end, effective April 30, 2024, the note was extended to May 17, 2024, and the exit fee payable was updated to 10.71% of the principal amount for repayments made after May 1, 2024.

As of March 31, 2024, the per annum interest rate on the outstanding principal balance is 20%. For the three months ended March 31, 2024 and 2023, R2 Technologies recognized interest expense of $0.9 million and $0.5 million, respectively, related to the contractual interest coupon on the notes with Lancer Capital. As part of the agreement, all unpaid accrued interest on the new note is capitalized into the principal balance on a monthly basis. As a result, an additional $0.7 million of unpaid accrued interest incurred subsequent to January 31, 2024, was capitalized into the principal balance during the three months ended March 31, 2024. As of March 31, 2024, all unpaid accrued interest on the new note had been capitalized into the principal balance, and there was no accrued interest payable. The accrued exit fee was $2.2 million as of March 31, 2024, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheet. Refer to Note 11. Debt Obligations in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information on R2 Technologies' debt obligations.

Non-Operating Corporate

Subsequent to quarter end, on May 6, 2024, the Company and MSD extended the maturity date of its Revolving Line of Credit from March 16, 2025 to May 16, 2025.

Equity Method Investments

During the first quarter of 2024, MediBeacon issued to Pansend an aggregate $1.2 million of 12% convertible notes payable, increasing Pansend's total outstanding principal receivable to $10.9 million.

As a result of these note issuances by MediBeacon during the three months ended March 31, 2024, Pansend recognized $1.2 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of March 31, 2024, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $10.9 million in convertible notes which have been offset against recognized losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $8.7 million.

Subsequent to quarter end, in April 2024, MediBeacon issued an additional aggregate $1.1 million of 12.0% convertible notes to Pansend, with each due to Pansend in three years from date of issuance.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended March 31,
	2024	2023	Increase / (Decrease)
Revenue
Infrastructure	$307.9	$311.7	$(3.8)
Life Sciences	1.0	0.5	0.5
Spectrum	6.3	5.7	0.6
Total revenue	$315.2	$317.9	$(2.7)

Income (loss) from operations
Infrastructure	$9.3	$6.3	$3.0
Life Sciences	(3.2)	(4.4)	1.2
Spectrum	0.2	(0.5)	0.7
Other	—	(1.4)	1.4
Non-Operating Corporate	(3.5)	(4.0)	0.5
Total income (loss) from operations	$2.8	$(4.0)	$6.8

Interest expense	(17.2)	(15.6)	(1.6)
Loss from equity investees	(1.2)	(4.0)	2.8
Other (expense) income, net	(1.2)	16.5	(17.7)
Loss from operations before income taxes	$(16.8)	$(7.1)	$(9.7)
Income tax expense	(3.3)	(0.9)	(2.4)
Net loss	$(20.1)	$(8.0)	$(12.1)
Net loss (income) attributable to non-controlling interests and redeemable non-controlling interests	2.7	(1.0)	3.7
Net loss attributable to INNOVATE Corp.	$(17.4)	$(9.0)	$(8.4)
Less: Preferred dividends	0.3	1.2	(0.9)
Net loss attributable to common stockholders	$(17.7)	$(10.2)	$(7.5)

Revenue: Revenue for the three months ended March 31, 2024 decreased $2.7 million to $315.2 million from $317.9 million for the three months ended March 31, 2023. The decrease was driven by a decrease at our Infrastructure segment, which was partially offset by increases at our Spectrum and Life Sciences segments. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and Banker Steel, which was partially offset by an increase at the industrial maintenance and repair business due to the timing and size of projects. The increase at our Spectrum segment was primarily driven by network launches and expanded coverage with existing customers. The increase at our Life Sciences segment was attributable to R2 Technologies, primarily due to the launch of the Glacial fx system in the second half of 2023 and an increase in Glacial Rx units sold.

Income (loss) from operations: Income (loss) from operations for the three months ended March 31, 2024, increased $6.8 million to income of $2.8 million from a loss of $4.0 million for the three months ended March 31, 2023. The increase was due to a net increase in gross profit of $5.0 million, a decrease in selling, general and administrative expenses ("SG&A") of $2.2 million and a decrease in depreciation and amortization of $1.9 million, which was partially offset by an increase in other operating expense of $2.3 million. The increase in gross profit was primarily driven by our Infrastructure segment due to timing of projects and, to a lesser extent, our Spectrum and Life Sciences segments. The overall decrease in SG&A was driven by unrepeated transaction expenses related to the sale of New Saxon's 19% investment in HMN in the comparable period, a decrease in compensation-related expenses at R2 Technologies, and our Non-Operating Corporate and our Spectrum segments, a decrease in marketing expenses and other costs as a result of cost reduction initiatives at R2 Technologies and decreases in consulting fees, disposition and acquisition expenses, and insurance expense at our Non-Operating Corporate segment, which was partially offset by an increase in compensation-related expenses at our Infrastructure segment. The overall decrease in depreciation and amortization was primarily driven by our Infrastructure segment, as certain customer contract intangibles became fully amortized in the second quarter of 2023. The increase in income from operations was partially offset by a loss on a disposal related to a plant closure in the first quarter of 2024 at our Infrastructure segment.

Interest expense: Interest expense for the three months ended March 31, 2024, increased $1.6 million to $17.2 million from $15.6 million for the three months ended March 31, 2023. The increase was primarily attributable to higher outstanding principal balances at our Non-Operating Corporate and Life Sciences segments as a result of new debt issued subsequent to the comparable period. This was partially offset by our Infrastructure segment due to a decrease in outstanding principal balances.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2024 decreased $2.8 million to $1.2 million from $4.0 million for the three months ended March 31, 2023. The decrease in loss was primarily due to a reduction in losses from MediBeacon, primarily due to an unrepeated equity transaction with Huadong in the comparable period, which resulted in a $3.8 million increase in Pansend's basis in MediBeacon and a corresponding $3.8 million of additional equity method losses that were previously unrecognized, whereas, during the first quarter 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $1.2 million and Pansend recognized $1.2 million of equity method losses which were previously unrecognized. As of both March 31, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero and Pansend had unrecognized losses from this investment. Additionally contributing to the decrease in equity loss was our previous investment in HMN, which was sold on March 6, 2023 and had losses for the approximately two months of ownership in 2023. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our equity investments.

Other (expense) income, net: Other (expense) income, net for the three months ended March 31, 2024 decreased $17.7 million to an expense $1.2 million from income of $16.5 million for the three months ended March 31, 2023. The decrease was primarily driven by the unrepeated gain on the sale of the equity investment in HMN of $12.3 million in the comparable period, an unrepeated $3.8 million step-up gain from the increase in Pansend's basis as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong in the comparable period and a $2.2 million loss on debt extinguishment at R2 Technologies in the current period. The decrease in other income was partially offset by an increase in foreign currency translation gains at our Infrastructure segment.

Income tax expense: Income tax expense for the three months ended March 31, 2024 increased $2.4 million to $3.3 million from $0.9 million for the three months ended March 31, 2023. The increase was primarily driven by the tax expense of INNOVATE Corp's U.S. consolidated group as a result of utilizing its remaining unlimited NOLs in 2024 and due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2018. Additionally, the annual effective tax rate calculated for three months ended March 31, 2023 interim tax provision included an unrepeated a $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

The Organization for Economic Cooperation and Development ("OECD") has announced an Inclusive Framework on Base Erosion and Profit Shifting including a Pillar Two Model to provide for a 15% global minimum tax on the earnings of multinational corporations with consolidated revenue over €750 million. Many jurisdictions have enacted Pillar Two legislation that will start to become effective in 2024. The OECD, and its member countries, continue to release new guidance and legislation on Pillar Two. Based on current enacted laws, Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next year. We will continue to evaluate the impact on our financial position as new legislation or guidance is introduced which could change our current assessment.

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

Infrastructure Segment

	Three months ended March 31,
	2024	2023	Increase / (Decrease)
Revenue	$307.9	$311.7	$(3.8)

Cost of revenue	263.1	270.9	(7.8)
Selling, general and administrative	30.9	29.7	1.2
Depreciation and amortization	3.0	4.9	(1.9)
Other operating loss (income)	1.6	(0.1)	1.7
Income from operations	$9.3	$6.3	$3.0

Revenue: Revenue for the three months ended March 31, 2024 decreased $3.8 million to $307.9 million from $311.7 million for the three months ended March 31, 2023. The decrease was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and Banker Steel, which was partially offset by an increase at the industrial maintenance and repair business due to the timing and size of projects.

Cost of revenue: Cost of revenue for the three months ended March 31, 2024 decreased $7.8 million to $263.1 million from $270.9 million for the three months ended March 31, 2023. The decrease was primarily driven by the decrease in revenues from the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and Banker Steel, which was partially offset by an increase at the industrial maintenance and repair business due to the increase in revenues from the timing and size of projects.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2024 increased $1.2 million to $30.9 million from $29.7 million for the three months ended March 31, 2023. The increase was primarily driven by an increase in compensation-related expenses, which was partially offset primarily by a decrease in facility-related expenses and unrepeated accounting expenses.

Depreciation and amortization: Depreciation and amortization for the three months ended March 31, 2024 decreased $1.9 million to $3.0 million from $4.9 million for the three months ended March 31, 2023. The decrease was primarily driven by Banker Steel, as certain customer contract intangibles became fully amortized in the second quarter of 2023.

Other operating loss (income): Other operating income (loss) for the three months ended March 31, 2024 decreased $1.7 million to a loss of $1.6 million from income of $0.1 million for the three months ended March 31, 2023. The decrease in income was primarily driven by a loss on a disposal related to a plant closure in the first quarter of 2024.

Life Sciences Segment

	Three months ended March 31,
	2024	2023	Increase / (Decrease)
Revenue	$1.0	$0.5	$0.5

Cost of revenue	0.6	0.5	0.1
Selling, general and administrative	3.5	4.3	(0.8)
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(3.2)	$(4.4)	$1.2

Revenue: Revenue for the three months ended March 31, 2024 increased $0.5 million to $1.0 million from $0.5 million for the three months ended March 31, 2023. The increase in revenue was attributable to R2 Technologies, primarily due to increased unit sales from the launch of the Glacial fx system in the second half of 2023 and an increase in Glacial Rx units sold compared to the prior year period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2024 decreased $0.8 million to $3.5 million from $4.3 million for the three months ended March 31, 2023. The decrease was primarily driven by decreases from R2 Technologies in compensation-related expenses net of consultant expenses, marketing expenses, travel expenses and other general and administrative expenses as a result of cost reduction initiatives.

Spectrum Segment

	Three months ended March 31,
	2024	2023	Increase / (Decrease)
Revenue	$6.3	$5.7	$0.6

Cost of revenue	2.9	2.9	—
Selling, general and administrative	1.9	2.3	(0.4)
Depreciation and amortization	1.3	1.3	—
Other operating income	—	(0.3)	0.3
Income (loss) from operations	$0.2	$(0.5)	$0.7

Revenue: Revenue for the three months ended March 31, 2024 increased $0.6 million to $6.3 million from $5.7 million for the three months ended March 31, 2023. The increase was primarily driven by network launches, and expanded coverage with existing customers. The increase was partially offset by the termination of a number of smaller networks and individual markets subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2024 decreased $0.4 million to $1.9 million from $2.3 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease in salaries and benefits expense.

Other operating income: Other operating income for the three months ended March 31, 2024 decreased $0.3 million to zero from $0.3 million for the three months ended March 31, 2023. Other income for the three months ended March 31, 2023 was comprised of FCC reimbursements.

Non-Operating Corporate

	Three months ended March 31,
	2024	2023	Increase / (Decrease)
Selling, general and administrative	$3.2	$4.0	$(0.8)
Other operating loss	0.3	—	0.3
Loss from operations	$(3.5)	$(4.0)	$0.5

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2024 decreased $0.8 million to $3.2 million from $4.0 million for the three months ended March 31, 2023, primarily driven by decreases in compensation-related expenses, consulting fees, disposition and acquisition expenses, and insurance expense, which was partially offset by an increase in legal fees.

Other operating loss: Other operating loss for the three months ended March 31, 2024 increased to $0.3 million from zero for the three months ended March 31, 2023. Other operating loss in 2024 related to lease termination costs related to two leases the Company exited in the current period.

Loss from Equity Investees

	Three months ended March 31,
	2024	2023	Increase / (Decrease)
Life Sciences	$(1.2)	$(3.7)	$2.5
Other	—	(0.3)	0.3
Loss from equity investees	$(1.2)	$(4.0)	$2.8

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended March 31, 2024 decreased $2.5 million to $1.2 million from $3.7 million for the three months ended March 31, 2023. The decrease in loss from equity investees was due to a reduction in losses from MediBeacon, primarily due to an unrepeated equity transaction with Huadong in the comparable period, which resulted in a $3.8 million increase in Pansend's basis in MediBeacon and a corresponding $3.8 million of additional equity method losses that were previously unrecognized, whereas, during the first quarter 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $1.2 million and Pansend recognized $1.2 million of equity method losses which were previously unrecognized. As of both March 31, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero and Pansend had unrecognized losses from this investment.

Other: Loss from equity investees within our Other segment for the three months ended March 31, 2024 decreased $0.3 million to zero from a loss of $0.3 million for the three months ended March 31, 2023. Loss from equity investees for the three months ended March 31, 2023 was driven by our previous investment in HMN, which was sold on March 6, 2023 and had losses for the approximately two months of ownership in 2023.

Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for additional information on our equity investments.

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

(in millions)	Three months ended March 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$4.4	$(4.5)	$(4.8)	$(12.5)	$—	$(17.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.0	0.1	1.3	—	—	4.4
Depreciation and amortization (included in cost of revenue)	4.0	—	—	—	—	4.0
Other operating loss	1.6	—	—	0.3	—	1.9
Interest expense	2.7	0.9	3.4	10.2	—	17.2
Other (income) expense, net	(0.8)	2.0	2.0	(2.0)	—	1.2
Income tax expense	2.5	—	—	0.8	—	3.3
Non-controlling interest	0.4	(2.8)	(0.3)	—	—	(2.7)
Share-based compensation expense	—	0.1	—	0.3	—	0.4
Restructuring and exit costs	0.5	—	—	—	—	0.5
Adjusted EBITDA	$18.3	$(4.2)	$1.6	$(2.9)	$—	$12.8

(in millions)	Three months ended March 31, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$2.0	$(2.8)	$(5.0)	$(11.9)	$8.7	$(9.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4.9	0.1	1.3	—	—	6.3
Depreciation and amortization (included in cost of revenue)	3.9	—	—	—	—	3.9
Other operating income	(0.1)	—	(0.3)	—	—	(0.4)
Interest expense	3.4	0.5	3.2	8.5	—	15.6
Other (income) expense, net	(0.2)	(3.9)	1.8	(1.6)	(12.6)	(16.5)
Income tax expense (benefit)	1.1	—	—	1.0	(1.2)	0.9
Non-controlling interest	0.2	(1.9)	(0.6)	—	3.3	1.0
Share-based compensation expense	—	0.2	—	0.3	—	0.5
Restructuring and exit costs	0.5	—	—	—	—	0.5
Acquisition and disposition costs	0.6	—	—	0.2	1.3	2.1
Adjusted EBITDA	$16.3	$(7.8)	$0.4	$(3.5)	$(0.5)	$4.9

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended March 31,
	2024	2023	Increase / (Decrease)
Infrastructure	$18.3	$16.3	$2.0
Life Sciences	(4.2)	(7.8)	3.6
Spectrum	1.6	0.4	1.2
Non-Operating Corporate	(2.9)	(3.5)	0.6
Other and Eliminations	—	(0.5)	0.5
Adjusted EBITDA	$12.8	$4.9	$7.9

Infrastructure: Net income from our Infrastructure segment for the three months ended March 31, 2024 increased $2.4 million to $4.4 million from $2.0 million for the three months ended March 31, 2023. Adjusted EBITDA from our Infrastructure segment for the three months ended March 31, 2024 increased $2.0 million to $18.3 million from $16.3 million for the three months ended March 31, 2023. The increase in Adjusted EBITDA was primarily driven by higher margins at DBMG's commercial structural steel fabrication and erection and the industrial maintenance and repair businesses, which was partially offset by an increase in recurring SG&A, primarily as a result of compensation-related expenses and a decrease in margin at the construction modeling and detailing business.

Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2024 increased $1.7 million to $4.5 million from $2.8 million for the three months ended March 31, 2023. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2024 decreased $3.6 million to $4.2 million from $7.8 million for the three months ended March 31, 2023. The decrease in Adjusted EBITDA loss was primarily due to lower equity method losses recognized from our investment in MediBeacon primarily due to an unrepeated equity transaction with Huadong in the comparable period, which resulted in a $3.8 million increase in Pansend's basis in MediBeacon and a corresponding $3.8 million of additional equity method losses that were previously unrecognized, whereas, during the first quarter 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $1.2 million and Pansend recognized $1.2 million of equity method losses which were previously unrecognized. As of both March 31, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero and Pansend had unrecognized losses from this investment. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for additional information on our equity investments. Additionally contributing to the decrease in Adjusted EBITDA loss was R2 Technologies, driven by a decrease in SG&A expenses primarily from decreases in compensation-related expenses, marketing costs, and other general and administrative expenses as a result of cost reduction initiatives, as well as an increase in revenue primarily due to an increase in Glacial fx unit sales, which launched in the second half of 2023, and an increase in Glacial Rx unit sales.

Spectrum: Net loss from our Spectrum segment for the three months ended March 31, 2024 decreased $0.2 million to $4.8 million from $5.0 million for the three months ended March 31, 2023. Adjusted EBITDA from our Spectrum segment for the three months ended March 31, 2024 increased $1.2 million to $1.6 million from $0.4 million for the three months ended March 31, 2023. The increase in Adjusted EBITDA was primarily due to an increase in revenue primarily driven by network launches and expanded coverage with existing customers, as well as a decrease in salaries and benefits expense. This was partially offset by the termination of a number of smaller networks and individual markets subsequent to the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the three months ended March 31, 2024 increased $0.6 million to $12.5 million from $11.9 million for the three months ended March 31, 2023. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended March 31, 2024 decreased $0.6 million to $2.9 million from $3.5 million for the three months ended March 31, 2023. The decrease in Adjusted EBITDA loss was primarily driven by decreases in compensation-related expenses, consulting fees, and insurance expense, which was partially offset by an increase in legal fees.

Other and Eliminations: Net income from our Other segment and Eliminations for the three months ended March 31, 2024 decreased $8.7 million to zero from $8.7 million for the three months ended March 31, 2023. Adjusted EBITDA losses from our Other segment for the three months ended March 31, 2024 decreased $0.5 million to zero from an Adjusted EBITDA loss of $0.5 million for the three months ended March 31, 2023. The decrease in Adjusted EBITDA loss was driven primarily by our previous investment in HMN, which was sold on March 6, 2023 and had losses for the approximately two months of ownership in 2023.

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

Infrastructure Segment

As of March 31, 2024, DBMG's backlog was $939.1 million, consisting of $835.2 million under contracts or purchase orders and $103.9 million under letters of intent or notices to proceed. Approximately $402.7 million, representing 42.9% of DBMG’s backlog as of March 31, 2024, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $13.9 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment consists of holding companies, and its liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes, Revolving Line of Credit, CGIC Unsecured Note, and dividend payments on its Series A-3 and Series A-4 Preferred Stock and recurring operational expenses.

On a consolidated basis, as of March 31, 2024, we had $38.4 million of cash and cash equivalents, excluding restricted cash, compared to $80.8 million as of December 31, 2023. On a stand-alone basis, as of March 31, 2024, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $9.2 million compared to $2.5 million as of December 31, 2023.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of March 31, 2024, we had $687.0 million of principal indebtedness on a consolidated basis compared to $722.8 million as of December 31, 2023, a net decrease of $35.8 million, which was primarily due to a $39.1 million net decrease in debt at our Infrastructure segment, mostly offset by the issuance of additional debt at R2 Technologies in principal amount of $3.3 million.

On a stand-alone basis, our Non-operating Corporate segment indebtedness remained at $436.9 million as of both March 31, 2024 and December 31, 2023 and consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, $35.1 million principal amount CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note will increase from 9.0% per annum to 16.0% per annum on May 9, 2024 and from 16.0% per annum to 32.0% per annum on May 9, 2025. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

We are required to make dividend payments on our outstanding Series A-3 and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received a net $3.8 million in tax sharing payments from our Infrastructure segment for the three months ended March 31, 2024.

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

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 0.2858 shares of the Company’s common stock at a price of $0.70 per whole share.

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the New York Stock Exchange ("NYSE"), in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." Subsequent to quarter end, on April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 5,306,105 shares of common stock for approximately $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. The total gross proceeds received subsequent to quarter end were $10.0 million.

The Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement. As of March 31, 2024, the Company had incurred $1.8 million in dealer manager fees and other costs related to the Rights Offering and Concurrent Private Placement, of which $1.3 million was allocated to the Series C Preferred Stock and $0.5 million was capitalized as Additional paid in capital. An additional $0.3 million in costs were incurred subsequent to quarter end. INNOVATE expects to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note. For more information regarding the Rights Offering, refer to Note 15. Temporary Equity and Equity of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three months ended March 31,
	2024	2023
Infrastructure	$5.2	$3.0
Life Sciences	0.1	0.1
Spectrum	0.3	0.3
Non-Operating Corporate	—	0.3
Total	$5.6	$3.7

Indebtedness

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the senior secured notes that were due in 2021 and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1st and August 1st of each year. For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024.

2026 Convertible Notes - Terms and Conditions

As of March 31, 2024, we had $51.8 million 2026 Convertible Notes outstanding. The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year. For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of March 31, 2024. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the revolving credit line with MSD. The maturity date of the Revolving Line of Credit is March 16, 2025. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million. Subsequent to quarter end, on May 6, 2024, the Company and MSD extended the maturity date of its Revolving Line of Credit from March 16, 2025 to May 16, 2025.

For additional information on the terms and conditions of the Revolving Line of Credit, including guarantees and ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024.

CGIC Unsecured Note

On May 9, 2023, in connection with the redemption of the DBMGi Series A Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. As a result of the closing of the Rights Offering and Concurrent Private placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note. Refer to Note 15. Temporary Equity and Equity and to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024, as well as Note 15. Temporary Equity and Equity included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional details regarding the $4.1 million partial redemption.

Infrastructure

DBMG and Banker Steel, jointly and severally, have a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. During the three months ended March 31, 2024, DBMG made $2.5 million in scheduled payments on the 4.0% note. The 4.0% note expired March 31, 2024 and was fully redeemed on April 2, 2024.

Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q which is incorporated herein by reference, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

As of March 31, 2024, our Life Sciences segment has aggregate principal outstanding debt of $20.7 million.

On January 31, 2024, R2 Technologies and Lancer Capital issued a new 20% note with an aggregate original principal amount of $20.0 million, which is comprised of the prior outstanding principal amounts and unpaid accrued interest of $2.6 million, which was capitalized into the new principal balance, with future interest payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest will be capitalized monthly into the principal balance. The new note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. The exit fee shall be equal to 10.5% of the principal if payment is made anytime from April 1, 2024 through April 30, 2024. As a result of the addition of the exit fee, the modification was determined to be an extinguishment under ASC 470-50 and the new exit fee payable to the existing lender is included in Other (expense) income, net on the Condensed Consolidated Statement of Operations. The maturity date of the new note is April 30, 2024 or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Subsequent to quarter end, effective April 30, 2024, the note was extended to May 17, 2024, and the exit fee payable was updated to 10.71% of the principal amount for repayments made after May 1, 2024.

As of March 31, 2024, the per annum interest rate on the outstanding principal balance is 20%. For the three months ended March 31, 2024 and 2023, R2 Technologies recognized interest expense of $0.9 million and $0.5 million, respectively, related to the contractual interest coupon on the notes with Lancer Capital. As of December 31, 2023, the related accrued interest payable not capitalized into the principal balance was $2.4 million. As part of the agreement, all unpaid accrued interest on the new note is capitalized into the principal balance on a monthly basis. As a result, an additional $0.7 million of unpaid accrued interest incurred subsequent to January 31, 2024, was capitalized into the principal balance during the three months ended March 31, 2024. As of March 31, 2024, all unpaid accrued interest on the new note had been capitalized into the principal balance, and there was no accrued interest payable. The accrued exit fee was $2.2 million as of March 31, 2024, which is included in Accrued liabilities on the Condensed Consolidated Balance Sheet. Refer to Note 16. Related Parties in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information on R2 Technologies' related party debt transactions.

Spectrum

As of March 31, 2024, our Spectrum segment has aggregate principal outstanding debt of $69.7 million.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 2026 Senior Secured Notes and all other Debt, including Convertible Series A-3 and Series A-4 Preferred Stock mandatory cash dividends or any other mandatory cash pay Series A-3 and Series A-4 Preferred Stock but excluding any obligation to pay interest on Series A-3 and Series A-4 Preferred Stock or any other mandatory cash payments on Series A-3 and Series A-4 Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of March 31, 2024, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of March 31, 2024, the Company was in compliance with this covenant.

The instruments governing the Company’s Series A-3 and Series A-4 Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Series A-3 and Series A-4 Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

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

The UMB Term Loan and Revolving Line with UMB associated with our Infrastructure segment contains customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in the agreement.

As of March 31, 2024, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Three Months Ended March 31,		Increase / (Decrease)
	2024	2023
Cash used in operating activities	(25.4)	(77.0)	51.6
Cash (used in) provided by investing activities	(3.3)	51.2	(54.5)
Cash used in financing activities	(12.9)	(38.0)	25.1
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	(0.4)	(0.4)
Net decrease in cash and cash equivalents, including restricted cash	$(42.4)	$(64.2)	$21.8

Operating Activities

Cash used in operating activities was $25.4 million for the three months ended March 31, 2024, as compared to $77.0 million for the three months ended March 31, 2023, an improvement of $51.6 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and operating margins, but can also be affected by working capital needs associated with our operations. For the three months ended March 31, 2024, the improvement in operating cash flows was primarily due to an improvement in working capital cash flows at our Infrastructure segment, primarily from changes in contract-related assets and liabilities, accounts receivable and accounts payable at our Infrastructure segment, as well as from improvements in working capital cash flows at our Non-Operating Corporate segment, driven by reductions in SG&A expenses and our Other segment, which had an unrepeated $4.4 million foreign tax payment related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

Investing Activities

Cash used in investing activities was $3.3 million for the three months ended March 31, 2024 as compared to cash provided by investing activities of $51.2 million for the three months ended March 31, 2023, a decrease of $54.5 million. The decline was primarily driven by the $54.2 million of gross cash proceeds received from the sale of New Saxon's 19% investment in HMN on March 6, 2023. Capital expenditures for the three months ended March 31, 2024 were $5.6 million, as compared to $3.7 million, an increase in cash used of $1.9 million primarily due to the purchase of land and additional software implementation by our Infrastructure segment. For the three months ended March 31, 2024 proceeds from the disposal of PPE were $3.1 million and related to a plant closure by our Infrastructure segment, as compared to $0.3 million for the three months ended March 31, 2023. Additionally, loans made by our Life Sciences segment to MediBeacon totaled $1.2 million for the three months ended March 31, 2024 as compared to none for the three months ended March 31, 2023.

Financing Activities

Cash used in financing activities was $12.9 million for the three months ended March 31, 2024 as compared to $38.0 million for the three months ended March 31, 2023, an improvement in financing cash flows of $25.1 million. The improvement was primarily driven by our Non-Operating Corporate segment, which received $25.0 million in gross proceeds from the issuance of the Convertible Preferred Series C Stock in the current period related to the Rights Offering and Concurrent Private Placement. In addition, during the three months ended March 31, 2023, we made $15.9 million in distributions to non-controlling interests and redeemable non-controlling interests related to the sale of New Saxon's 19% investment in HMN on March 6, 2023, and there was a reduction of $0.9 million as compared to the prior period in dividend payments from our DBMGi Series A Preferred Stock, which was repurchased on May 9, 2023 from CGIC and subsequently eliminated in consolidation. These improvements were partially offset by an increase in net outflows from credit facility activity of $13.0 million for the three months ended March 31, 2024 as compared to three months ended March 31, 2023, which resulted from an increase of $28.0 million in payments on our Infrastructure segment's Revolving Line with UMB in the current period, partially offset by our Non-Operating Corporate segment which repaid $15.0 million on the Corporate Revolving Line of Credit in the prior year period. In addition, for the three months ended March 31, 2024, net payments on other debt obligations increased by $3.9 million.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the March 31, 2024 debt balance, DBMG anticipates that its interest payments will be approximately $2.0 million for each quarter of 2024.

Off- Balance Sheet Arrangements

We may enter into certain off-balance sheet arrangements in the ordinary course of business. Our off-balance sheet transactions may include, but are not limited to: leases that have not yet commenced, short-term leases, liabilities associated with non-cancelable operating leases with durations of less than twelve months, letter of credit obligations, surety, performance or payment bonds entered into in the normal course of business, and liabilities associated with multi-employer pension plans. Refer to Note 9. Leases, and Note 13. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on leases and letters of credit and performance and/or payment bonds, respectively.

New Accounting Pronouncements

For information on new accounting pronouncements refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended March 31, 2024. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 6, 2024.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024 and the documents incorporated herein by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

INNOVATE Corp. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•the passing in 2023 of Mr. Barr, our former Chief Executive Officer, President and Director and the successful transition of his management responsibilities;
•our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;
•the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Unsecured Note and Revolving Line of Credit, the Certificates of Designation governing INNOVATE’s Series A-3 and Series A-4 Preferred Stock and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC March 6, 2024 and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•the effects related to or resulting from military actions in the Middle East, including Israel and the Gaza Strip, and Russia's military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impact to financial markets and the global macroeconomic and geopolitical environment;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2023 Form 10-K, which was filed with the SEC on March 6, 2024. See "Risk Factors" in Item 1A of Part I of such Fiscal Year 2023 Form 10-K for a complete description of the material risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the three months ended March 31, 2024, there were no shares withheld in connection with the vesting of employee equity awards.

Unregistered Sales of Equity Securities

Series C Private Placement

On March 28, 2024, the “Company issued and sold 25,000 shares of its Series C Non-Voting Participating Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) for the aggregate purchase price of $25.0 million to Lancer Capital LLC (“Lancer Capital”), an investment fund led by Avram A. Glazer, the Chairman of the Company’s board of directors, pursuant to that Investment Agreement dated as of March 5, 2024 (the “Investment Agreement”) by and between the Company and Lancer Capital. The related Rights Offering and the Company’s entry into the Investment Agreement was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 6, 2024.

Subsequent to quarter end, on April 24, 2024, in connection with the closing of the Rights Offering, the Company sold approximately 6,286 additional shares of Series C Preferred Stock to Lancer Capital in consideration of Lancer Capital funding $6.3 million pursuant to the Investment Agreement.

These issuances and sales were consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The Company is basing such reliance upon representations made by Lancer Capital, including, but not limited to, representations as to Lancer Capital’s status as an “accredited investor” (as defined in Rule 501(a) under the Securities Act) and Lancer Capital’s investment intent. The Series C Preferred Stock was not offered or sold by any form of general solicitation or general advertising (as such terms are used in Rule 502 under the Securities Act). The Series C Preferred Stock and the shares of common stock issuable upon conversion thereof may not be re-offered or sold in the United States absent an effective registration statement or an exemption from the registration requirements under applicable federal and state securities laws.

Use of Proceeds

INNOVATE expects to use the net proceeds from the Series C Private Placement for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. Subsequent to quarter end, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

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

4.1
Certificate of Designations of Series C Non-Voting Participating Convertible Preferred Stock of INNOVATE Corp. dated March 28, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 28, 2024 (File No. 001-35210)

10.1
Investment Agreement dated as of March 5, 2024 by and between INNOVATE Corp. and Lancer Capital LLC (incorporated by reference to Exhibit 10.70 to the Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-35210)

10.2
Registration Rights Agreement dated as of March 5, 2024 by and between INNOVATE Corp. and Lancer Capital LLC (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-35210).

10.3
Amended and Restated Senior Secured Promissory Note dated January 31, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-35210)

10.4	Amendment of Senior Secured Promissory Note dated effective as of April 30, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal periods ended March 31, 2024 and 2023, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 7, 2024