Form 10-Q
period 2024-06-30
INNOVATE Corp.
filed 2024-08-07
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of August 2, 2024, 130,529,931 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$313.1	$368.8	$628.3	$686.7
Cost of revenue	247.5	316.2	514.1	590.5
Gross profit	65.6	52.6	114.2	96.2
Operating expenses:
Selling, general and administrative	42.9	41.1	82.4	82.8
Depreciation and amortization	4.4	5.6	8.8	11.9
Other operating (income) loss	(10.5)	0.1	(8.6)	(0.3)
Income from operations	28.8	5.8	31.6	1.8
Other (expense) income:
Interest expense	(16.5)	(16.3)	(33.7)	(31.9)
Loss from equity investees	(1.1)	(0.3)	(2.3)	(4.3)
Other income (expense), net	0.2	0.3	(1.0)	16.8
Income (loss) from operations before income taxes	11.4	(10.5)	(5.4)	(17.6)
Income tax benefit (expense)	2.5	(1.2)	(0.8)	(2.1)
Net income (loss)	13.9	(11.7)	(6.2)	(19.7)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	0.5	1.8	3.2	0.8
Net income (loss) attributable to INNOVATE Corp.	14.4	(9.9)	(3.0)	(18.9)
Less: Preferred dividends	0.3	0.6	0.6	1.8
Net income (loss) attributable to common stockholders and participating preferred stockholders	$14.1	$(10.5)	$(3.6)	$(20.7)

Earnings (loss) per common share
Basic	$0.11	$(0.13)	$(0.03)	$(0.27)
Diluted	$0.10	$(0.13)	$(0.03)	$(0.27)

Weighted average common shares outstanding
Basic	89,204,850	77,922,241	83,929,228	77,806,010
Diluted	144,257,552	77,922,241	83,929,228	77,806,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$13.9	$(11.7)	$(6.2)	$(19.7)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	0.4	(0.1)	(0.7)	(1.1)
Disposition of equity method investment, net of tax	—	—	—	(9.1)
Other comprehensive income (loss)	$0.4	$(0.1)	$(0.7)	$(10.2)
Comprehensive income (loss)	14.3	(11.8)	(6.9)	(29.9)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	0.5	1.8	3.3	3.5
Comprehensive income (loss) attributable to INNOVATE Corp.	$14.8	$(10.0)	$(3.6)	$(26.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$80.2	$80.8
Accounts receivable, net	178.2	278.4
Contract assets	101.2	118.6
Inventory	20.9	22.4
Assets held for sale	—	3.1
Other current assets	14.4	14.6
Total current assets	394.9	517.9
Investments	1.8	1.8
Deferred tax asset	1.9	2.0
Property, plant and equipment, net	143.7	154.6
Goodwill	127.0	127.1
Intangibles, net	175.1	178.9
Other assets	54.5	61.3
Total assets	$898.9	$1,043.6
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$90.4	$142.9
Accrued liabilities	60.1	70.8
Current portion of debt obligations	50.2	30.5
Contract liabilities	72.8	153.5
Other current liabilities	15.8	16.1
Total current liabilities	289.3	413.8
Deferred tax liability	4.3	4.1
Debt obligations	638.3	679.3
Other liabilities	77.2	82.7
Total liabilities	1,009.1	1,179.9
Commitments and contingencies
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	16.1	16.4
Shares authorized: 20,000,000 as of both June 30, 2024 and December 31, 2023
Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4 as of both June 30, 2024 and December 31, 2023
Redeemable non-controlling interest	(0.2)	(1.0)
Total temporary equity	15.9	15.4
Stockholders’ deficit
Common stock, $0.001 par value	0.1	0.1
Shares authorized: 250,000,000 and 160,000,000 as of June 30, 2024 and December 31, 2023, respectively
Shares issued: 132,017,923 and 80,722,983 as of June 30, 2024 and December 31, 2023, respectively
Shares outstanding: 130,529,931 and 79,234,991 as of June 30, 2024 and December 31, 2023, respectively
Additional paid-in capital	348.3	328.2
Treasury stock, at cost: 1,487,992 shares as of both June 30, 2024 and December 31, 2023	(5.4)	(5.4)
Accumulated deficit	(490.3)	(487.3)
Accumulated other comprehensive loss	(1.7)	(1.1)
Total INNOVATE Corp. stockholders’ deficit	(149.0)	(165.5)
Non-controlling interest	22.9	13.8
Total stockholders’ deficit	(126.1)	(151.7)
Total liabilities, temporary equity and stockholders’ deficit	$898.9	$1,043.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares	Amount
Balance as of March 31, 2024	79.9	$0.1	$327.7	$(5.4)	$(504.7)	$(2.1)	$(184.4)	$11.2	$(173.2)	$38.6
Share-based compensation	—	—	0.4	—	—	—	0.4	—	0.4	—
Preferred stock dividends	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Issuance of common stock	0.6	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	6.3
Rights offering, net of transaction costs	5.3	—	2.4	—	—	—	2.4	—	2.4	1.3
Series C Preferred Share Conversion	44.7	—	31.3	—	—	—	31.3	—	31.3	(31.3)
Effect of Series D investment in R2 Technologies	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)	1.1
Transactions with non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)	—
Other	—	—	—	—	—	—	—	—	—	0.1
Net income (loss)	—	—	—	—	14.4	—	14.4	(0.3)	14.1	(0.2)
Other comprehensive income	—	—	—	—	—	0.4	0.4	—	0.4	—
Balance as of June 30, 2024	130.5	$0.1	$348.3	$(5.4)	$(490.3)	$(1.7)	$(149.0)	$22.9	$(126.1)	$15.9

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares	Amount
Balance as of December 31, 2023	79.2	$0.1	$328.2	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)	$15.4
Share-based compensation	—	—	0.8	—	—	—	0.8	—	0.8	—
Preferred stock dividends	—	—	(0.6)	—	—	—	(0.6)	—	(0.6)	(0.3)
Issuance of common stock	1.3	—	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	—	—	—	—	—	—	—	—	—	31.3
Rights offering, net of transaction costs	5.3	—	1.9	—	—	—	1.9	—	1.9	—
Series C Preferred Share Conversion	44.7	—	31.3	—	—	—	31.3	—	31.3	(31.3)
Effect of Series D investment in R2 Technologies	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)	1.1
Transactions with non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)	—
Other	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	0.1
Net loss	—	—	—	—	(3.0)	—	(3.0)	(2.8)	(5.8)	(0.4)
Other comprehensive loss	—	—	—	—	—	(0.6)	(0.6)	(0.1)	(0.7)	—
Balance as of June 30, 2024	130.5	$0.1	$348.3	$(5.4)	$(490.3)	$(1.7)	$(149.0)	$22.9	$(126.1)	$15.9

(a) Inclusive of other comprehensive income (loss), foreign currency cumulative translation adjustments totaled a loss of $3.0 million as of June 30, 2024.

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

(a) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $2.9 million as of June 30, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(6.2)	$(19.7)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation expense	0.8	1.2
Depreciation and amortization (including amounts in cost of revenue)	16.7	19.9
Gain on lease modification	(7.7)	—
Amortization of deferred financing costs and debt discount	3.7	3.3
Loss on debt extinguishment	2.2	—
Loss from equity investees	2.3	4.3
Realized and unrealized gains on equity method investments	—	(16.0)
Deferred income tax expense (benefit)	0.2	(5.4)
Other operating activities, net	(1.1)	(0.6)
Changes in assets and liabilities:
Accounts receivable	102.5	(38.3)
Contract assets	17.4	(10.2)
Other current assets	(0.3)	1.9
Inventory	1.5	(1.8)
Other assets	5.4	5.6
Accounts payable	(52.7)	(22.4)
Accrued liabilities	(5.8)	3.4
Contract liabilities	(80.7)	18.7
Other current liabilities	0.8	(3.2)
Other liabilities	(2.9)	(1.5)
Cash used in operating activities	(3.9)	(60.8)
Cash flows from investing activities
Purchase of property, plant and equipment	(8.7)	(8.2)
Proceeds from disposal of property, plant and equipment	9.8	0.3
Loans to equity method investee	(2.3)	—
Proceeds from sale of equity method investments	—	54.2
Other investing activities	0.5	0.4
Cash (used in) provided by investing activities	(0.7)	46.7
Cash flows from financing activities
Proceeds from rights offering and private placement, net of issuance costs	33.2	—
Proceeds from lines of credit	20.0	75.0
Payments on lines of credit	(50.0)	(77.0)
Proceeds from other debt obligations, net of deferred financing costs	24.8	3.6
Principal payments on other debt obligations	(22.8)	(14.2)
Purchase of preferred stock	—	(7.0)
Payments to non-controlling interests and redeemable non-controlling interests related to sale of equity method investment	—	(15.9)
Dividend payments	(0.6)	(1.6)
Other financing activities	—	(0.2)
Cash provided by (used in) financing activities	4.6	(37.3)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(0.6)
Net decrease in cash and cash equivalents, including restricted cash	(0.6)	(52.0)
Cash, cash equivalents and restricted cash, beginning of period	82.3	82.2
Cash, cash equivalents and restricted cash, end of period	$81.7	$30.2

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

1.The Company's Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated industrial construction, structural steel and facility maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf Industrial Inc. ("GrayWolf"), DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through Aitken Manufacturing, Inc., DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through Banker Steel, a division of Schuff Steel Company, DBMG provides full-service fabricated structural steel and erection services primarily for the U.S. East Coast and Southeast commercial and industrial construction markets, in addition to full design-assist services. The Company maintains a 91.2% controlling interest in DBMG.

2.The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains controlling interests of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and 81.4% in R2 Technologies, Inc. ("R2 Technologies") (56.6% as of December 31, 2023), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of June 30, 2024, had a 46.0% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, a 1.9% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

3.The Company's Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("Broadcasting") and its subsidiaries. Broadcasting strategically acquired and operates over-the-air broadcasting stations across the United States. The Company maintains a 98.0% controlling interest in Broadcasting and maintains a controlling interest of approximately 69.2%, inclusive of 2.8% proxy rights from minority holders of DTV America Corporation ("DTV"). On a fully diluted basis, the Company would have an 85.8% controlling interest in Broadcasting.

4.The Company's Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is TIC Holdco, Inc. ("TIC"), and the former Marine Services segment, which includes its holding company, Global Marine Holdings, LLC ("GMH"), in which the Company maintains a 72.8% controlling interest. GMH's prior period results included its subsidiary's prior 19.0% equity method investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), until it was sold on March 6, 2023. Refer to Note 6. Investments for additional information.

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

Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and note disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), have been condensed or omitted in these interim unaudited Condensed Consolidated Financial Statements pursuant to such rules and regulations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 6, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

Liquidity

During the first half of 2024, the Company received $35.0 million in aggregate gross proceeds related to a $19.0 million rights offering ("Rights Offering") which was backstopped by Lancer Capital LLC ("Lancer Capital"), and a $16.0 million Series C Preferred Stock private placement transaction ("Concurrent Private Placement") with Lancer Capital. Lancer Capital is an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. The Company incurred $1.8 million in expenses related to the Rights Offering and Concurrent Private Placement. INNOVATE is utilizing and expects to continue to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment of $4.1 million was made on April 26, 2024 for the subordinated unsecured promissory note with Continental General Insurance Company ("CGIC"). Refer to Note 15. Equity and Temporary Equity for additional details on the Rights Offering and Concurrent Private Placement.

At this time, management believes that the Company will be able to continue to meet its liquidity requirements and fund its fixed obligations (such as debt service and operating leases) and other cash needs for its operations for at least the next twelve months from the issuance of these unaudited Condensed Consolidated Financial Statements through a combination of available cash on hand and distributions from the Company’s subsidiaries. The ability of INNOVATE’s subsidiaries to make distributions to INNOVATE is subject to numerous factors, including restrictions contained in each subsidiary’s financing agreements, availability of sufficient funds at each subsidiary and the approval of such payment by each subsidiary’s board of directors, which must consider various factors, including general economic and business conditions, tax considerations, strategic plans, financial results and condition, expansion plans, any contractual, legal or regulatory restrictions on the payment of dividends, and such other factors each subsidiary’s board of directors considers relevant. Although the Company believes, to the extent needed, that it will be able to raise additional debt or equity capital, refinance indebtedness or preferred stock, enter into other financing arrangements or engage in asset sales and sales of certain investments sufficient to fund any cash needs that the Company is not able to satisfy with the funds on hand or expected to be provided by our subsidiaries, there can be no assurance that it will be able to do so on terms satisfactory to the Company, if at all. Such financing options, if pursued, may also ultimately have the effect of negatively impacting the Company's liquidity profile and prospects over the long-term and dilute holders of common stock. The Company's ability to sell assets and certain of our investments to meet the Company's existing financing needs may also be limited by existing financing instruments. In addition, the sale of assets or the Company’s investments may also make the Company less attractive to potential investors or future financing partners.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). ASU 2023-01 clarified the accounting for leasehold improvements for leases under common control. The guidance was effective for the Company beginning on January 1, 2024, and did not have an impact on the Company's Condensed Consolidated Financial Statements.

SEC and Accounting Pronouncements Issued But Pending Adoption

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves income tax disclosures by adding requirements related to the tax rate reconciliation, disaggregation of income taxes paid and other miscellaneous tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s Condensed Consolidated Financial Statements.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves reportable segment disclosures by requiring enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s Condensed Consolidated Financial Statements.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On March 6, 2024, the Securities and Exchange Commission (“SEC”) published final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which mandates climate-related disclosures in companies’ annual reports and registration statements. The quantitative and qualitative disclosures required for registrants include the material impacts of climate-related risks over their business strategy and operations; risk management and governance process over climate-related risks; climate-related goals material to their business strategy and operations, if any; material expenditures and impact on financial estimates resulting from their climate-related risk management process; financial information regarding severe weather events as well as carbon offsets and renewable energy credits, if applicable; and metrics surrounding Greenhouse Gas ("GHG") emissions. Of these disclosures, the requirement surrounding GHG emissions does not apply to smaller reporting companies ("SRCs"). In October 2023, California passed climate-related disclosure mandates which are similar to but broader than the SEC’s proposed rules. The SEC's final rules applicable to SRCs are effective beginning on January 1, 2027, while the regulations under California's disclosure mandates are effective as of January 1, 2026. On April 4, 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges to the rules. The Company is currently monitoring developments related to the rules and evaluating these pending climate-related disclosure requirements, which will only have a potential impact on the disclosures within the Company's annual reports and registration statements.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 21. Subsequent Events.

3. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Infrastructure	$305.2	$362.4	$613.1	$674.1
Life Sciences	1.7	0.7	2.7	1.2
Spectrum	6.2	5.7	12.5	11.4
Total revenue	$313.1	$368.8	$628.3	$686.7

Accounts receivables, net, from contracts with customers consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Infrastructure	$171.0	$271.5
Life Sciences	0.7	0.3
Spectrum	1.5	1.4
Total accounts receivables with customers	$173.2	$273.2

As of January 1, 2023, accounts receivable, net, from contracts with customers totaled $250.4 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Industrial	$93.6	$115.5	$177.7	$206.8
Commercial	96.5	98.3	173.8	210.8
Transportation	69.4	59.7	169.8	101.2
Healthcare	39.2	44.7	73.5	76.1
Convention	3.0	36.1	8.5	61.5
Government	(1.0)	2.9	1.7	6.6
Energy	1.6	3.3	3.8	6.0
Leisure	1.7	1.4	2.7	4.6
Total revenue from contracts with customers	$304.0	$361.9	$611.5	$673.6
Other revenue	1.2	0.5	1.6	0.5
Total Infrastructure segment revenue	$305.2	$362.4	$613.1	$674.1

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contract assets and contract liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Costs incurred on contracts in progress	$3,000.5	$2,811.8
Estimated earnings	638.8	510.1
Contract revenue earned on uncompleted contracts	3,639.3	3,321.9
Less: progress billings	3,610.9	3,356.8
	$28.4	$(34.9)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$101.2	$118.6
Contract liabilities	(72.8)	(153.5)
	$28.4	$(34.9)

	June 30, 2024	December 31, 2023

Cost in excess of billings and estimated earnings	$52.4	$73.8
Conditional retainage	48.8	44.8
Contract assets	$101.2	$118.6

Billings in excess of costs and estimated earnings	$(123.7)	$(229.3)
Conditional retainage	50.9	75.8
Contract liabilities	$(72.8)	$(153.5)

As of January 1, 2023, contract assets were $165.1 million and contract liabilities were $98.6 million.

Contract assets and liabilities fluctuate period to period based on various factors, including, among others, changes in the number and size of projects in progress at period end; variability in billing and payment terms, such as up-front or advance billings, interim or milestone billings, or deferred billings; and recognized unapproved change orders, contract claims and changes in estimated costs to complete in the normal course of business.

The change in contract assets during the six months ended June 30, 2024 is a result of the recording of $45.0 million of contract assets driven by new commercial projects, offset by $62.4 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period, including from certain large projects at or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the six months ended June 30, 2024 is a result of the recording of periodic contract liabilities of $57.4 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $138.1 million, including from certain large projects at or nearing completion.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Healthcare	$252.1	$96.4	$348.5
Commercial	155.3	3.4	158.7
Industrial	111.0	5.1	116.1
Transportation	114.5	27.0	141.5
Leisure	25.8	0.1	25.9
Government	17.3	—	17.3
Convention	5.2	—	5.2
Energy	2.4	—	2.4
Remaining unsatisfied performance obligations	$683.6	$132.0	$815.6

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 2.8 years.

INNOVATE CORP.
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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Systems and consumables revenue	$1.7	$0.7	$2.7	$1.2
Total Life Sciences segment revenue	$1.7	$0.7	$2.7	$1.2

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Broadcast station	$6.2	$5.6	$12.5	$10.8
Other	—	0.1	—	0.6
Total Spectrum segment revenue	$6.2	$5.7	$12.5	$11.4

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of $19.2 million of broadcast station revenues of which $9.6 million is expected to be recognized within one year and $9.6 million is expected to be recognized within the next 3 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Contracts in progress	$171.0	$271.7
Trade receivables	2.3	1.9
Other receivables	5.0	5.2
Allowance for expected credit losses	(0.1)	(0.4)
Total	$178.2	$278.4

As of January 1, 2023, accounts receivable, net totaled $254.9 million.

5. Inventory

Inventory consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Raw materials and consumables	$19.7	$21.0
Work in process	0.4	0.6
Finished goods	0.8	0.8
Total inventory	$20.9	$22.4

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

6. Investments

The carrying values of the Company's investments were as follows (in millions):

Date	Measurement Alternative	Equity Method	Fair Value	Total
June 30, 2024	$0.9	$0.9	$—	$1.8
December 31, 2023	$0.9	$0.9	$—	$1.8

The Company's investments as of both June 30, 2024 and December 31, 2023 were comprised of investments in MediBeacon, Triple Ring and Scaled Cell. The Company's investments in Scaled Cell and MediBeacon are measured using the equity method of accounting, and the Company's investment in Triple Ring is measured using the measurement alternative method. The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, Investments—Equity Securities, whereby the Company can elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value (net asset value) at its cost minus impairment, if any.

The Company's share of net losses from its equity method investments totaled $1.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and totaled $2.3 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend. During the first quarter of 2024, MediBeacon issued an aggregate $1.2 million of 12% convertible notes to Pansend with each note due to Pansend in three years from date of issuance, increasing the total outstanding principal due to Pansend to $10.9 million. During the second quarter of 2024, MediBeacon issued an aggregate $1.1 million of 12% convertible notes to Pansend with each note due to Pansend in three years from date of issuance, increasing the total outstanding principal due to Pansend to $12.0 million. As a result of these note issuances with MediBeacon, during the three and six months ended June 30, 2024, Pansend recognized $1.1 million and $2.3 million, respectively, of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

Interest income earned by Pansend from the MediBeacon convertible notes totaled $0.4 million and $0.1 million, for the three months ended June 30, 2024 and 2023, respectively, and totaled $0.7 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

As a result of an equity transaction in the first quarter of 2023 at MediBeacon with Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, Pansend's ownership in MediBeacon decreased from approximately 47.2% as of December 31, 2022 to approximately 46.2%, and as a result, Pansend recognized a gain of $3.8 million, which was included in Other income (expense), net, in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023, and which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of June 30, 2024, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $12.0 million in convertible and secured promissory notes which have been offset against recognized equity method losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $9.4 million.
HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment, and $15.9 million was distributed to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which was included in Other income (expense), net, in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2023.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Equipment, furniture and fixtures, and software	$209.1	$210.7
Building and leasehold improvements	40.9	42.9
Land	24.8	25.8
Construction in progress	8.5	4.8
Plant and transportation equipment	7.7	8.1
	$291.0	$292.3
Less: Accumulated depreciation	147.3	137.7
Total	$143.7	$154.6

Depreciation expense was $6.4 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively. These amounts included $3.9 million and $4.1 million of depreciation expense recognized within cost of revenue for the three months ended June 30, 2024 and 2023, respectively.

Depreciation expense was $12.9 million and $12.5 million for the six months ended June 30, 2024 and 2023, respectively. These amounts included $7.9 million and $8.0 million of depreciation expense recognized within cost of revenue for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the net book value of equipment held under finance leases included in PP&E was $0.7 million and $2.3 million, respectively. As of June 30, 2024 and December 31, 2023, the gross value of capitalized internal-use software included in PP&E was $14.8 million and $15.0 million, respectively, and the net book value was $4.8 million and $5.9 million, respectively.

As of December 31, 2023, $3.1 million in assets held-for-sale were presented separately in the Consolidated Balance Sheets and primarily consisted of two buildings and their associated building improvements at the Company's Infrastructure segment.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance as of December 31, 2023	$105.7	$21.4	$127.1
Translation adjustments	(0.1)	—	(0.1)
Balance as of June 30, 2024	$105.6	$21.4	$127.0

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	June 30, 2024	December 31, 2023

FCC licenses	$106.3	$106.3
Total	$106.3	$106.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(10.2)	$15.0	$25.2	$(9.4)	$15.8
Customer relationships and contracts	11 years	87.6	(46.7)	40.9	87.6	(44.2)	43.4
Channel sharing arrangements	35 years	12.6	(2.0)	10.6	12.6	(1.8)	10.8
Other	10 years	3.9	(1.6)	2.3	3.9	(1.3)	2.6
Total		$129.3	$(60.5)	$68.8	$129.3	$(56.7)	$72.6

Amortization expense for definite lived intangible assets was $1.9 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for definite lived intangible assets was $3.8 million and $7.4 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Leases

The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2024 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	June 30, 2024	December 31, 2023

Right-of-use assets:
Operating lease	Other assets (non-current)	$48.4	$58.0
Finance lease	Property, plant and equipment, net	0.7	2.3
Total right-of-use assets		$49.1	$60.3

Lease liabilities:
Current portion of operating lease	Other current liabilities	$12.3	$13.5
Non-current portion of operating lease	Other liabilities	39.0	48.6
Finance lease	Debt obligations	0.8	2.4
Total lease liabilities		$52.1	$64.5

The following table summarizes the components of lease expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.2	$0.2
Interest on lease liabilities	—	0.1	—	0.1
Net finance lease cost	0.1	0.2	0.2	0.3
Operating lease cost	4.4	5.7	8.9	11.6
Variable lease cost	0.2	0.2	0.3	0.3
Sublease income	(0.2)	(0.2)	(0.4)	(0.4)
Total lease cost	$4.5	$5.9	$9.0	$11.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash flow information related to leases is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$4.8	$5.7	$9.8	$12.0
Operating cash flows from finance leases	$—	$0.1	$—	$0.1
Financing cash flows from finance leases	$0.1	$0.1	$0.2	$0.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3.6	$0.6	$6.2	$4.5
Finance leases	$—	$—	$—	$0.6
(1) The above amounts exclude $4.0 million received during the three and six months ended June 30, 2024 for a lease modification incentive.

The weighted-average remaining lease term and the weighted-average discount rate for the Company's leases were as follows:

	June 30, 2024	December 31, 2023

Weighted-average remaining lease term (years) - operating leases	7.3	7.5
Weighted-average remaining lease term (years) - finance leases	2.9	1.6
Weighted-average discount rate - operating leases	5.9%	5.6%
Weighted-average discount rate - finance leases	5.4%	6.8%

Future minimum lease commitments (undiscounted) as of June 30, 2024, were as follows (in millions):

	Operating Leases	Finance Leases
2024 (remaining period)	$7.9	$0.2
2025	12.9	0.3
2026	9.3	0.2
2027	6.6	0.2
2028	4.8	—
Thereafter	21.5	—
Total future minimum lease payments	63.0	0.9
Less: amounts representing interest	(11.7)	(0.1)
Total lease liability	$51.3	$0.8

In November 2021, INNOVATE entered into a ten-year lease arrangement for a special purpose space in Palm Beach, Florida, which was amended in February 2023 to extend the term of the lease to 15 years, with future monthly lease payments of approximately $0.2 million over the entire lease term and annual common area maintenance charges of $0.6 million, both of which are subject to a 3% annual upward adjustment, with total square footage of 25,184, as amended. The lease had not yet commenced for accounting purposes as the space is still under construction, and, therefore, future lease payments were not recorded on the Company's Consolidated Balance Sheets. In December 2023, the Company entered into a sublease agreement with Palm Beach Cultural Innovation Center, Inc. (“PBCIC”), a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, who is also on the board of directors of PBCIC. Pursuant to the sublease, PBCIC would have use of the underlying space and, as consideration, PBCIC agreed to undertake all of the tenant’s build-out costs and related obligations under the lease agreement between the Company, as tenant, and RPP Palm Beach Property LP, as landlord. Effective March 29, 2024, the Company assigned the lease, as amended, and the sublease to an affiliate of Avram A. Glazer, releasing the Company of all obligations under the lease, as amended, and the sublease. The Company previously recorded $1.1 million in prepaid rent related to this lease, which was written-off in December 2023 upon the execution of the sublease to PBCIC. While there have been no new expenses incurred during 2024, the Company also previously incurred other expenses of $1.1 million since inception related to the special purpose space and PBCIC, of which $0.4 million and $0.6 million, respectively, is included in Selling, general and administrative in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In December 2021, the Company entered into a five-year lease agreement for corporate office space in West Palm Beach, Florida, that would, on commencement of the lease, require future monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment. This lease had not yet commenced as the building was still under construction, and therefore, other than a $0.2 million deposit included in Other assets as of December 31, 2023, future lease payments were not recorded on the Company's Consolidated Balance Sheets. On March 29, 2024, the Company assigned the lease to Lancer Capital, an entity controlled by Avram A. Glazer, releasing the Company of all obligations under the lease. The $0.2 million security deposit on the lease was also assigned to Lancer Capital and written-off in March 2024.

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Prepaid assets	$8.0	$11.2
Income tax receivable	2.9	2.1
Restricted cash - current	0.9	0.9
Other	2.6	0.4
Total other current assets	$14.4	$14.6

Other Assets

Other assets, which are reflected within non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Right-of-use assets	$48.4	$58.0
Restricted cash - non-current	0.6	0.6
Other	5.5	2.7
Total other assets	$54.5	$61.3

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Accrued expenses	$12.4	$14.3
Accrued payroll and employee benefits	29.9	29.2
Accrued interest and exit fees	16.7	17.1
Accrued sales and use taxes	0.2	9.8
Accrued income taxes	0.9	0.4
Total accrued liabilities	$60.1	$70.8

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Operating lease liability, current portion	$12.3	$13.5
Other current liabilities	3.5	2.6
Total other current liabilities	$15.8	$16.1

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2024	December 31, 2023

Operating lease liability, net of current portion	$39.0	$48.6
Accrued interest and exit fees (non-current portion)	35.5	30.8
Other	2.7	3.3
Total other liabilities	$77.2	$82.7

11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Infrastructure
PRIME minus 0.75% Line of Credit due 2025	$70.0	$100.0
3.25% Term Loan due 2026	78.0	91.4
PRIME minus 0.75% Term Loan due 2026	25.0	—
4.00% Note due 2024	—	5.0
Obligations under finance leases	0.8	2.4
Total Infrastructure	$173.8	$198.8

Spectrum
8.50% Note due 2025	$19.3	$19.3
11.45% Notes due 2025	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Notes due 2024	$21.7	17.4
Total Life Sciences	$21.7	$17.4

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	51.8	51.8
SOFR plus 5.75% Line of Credit due 2025	20.0	20.0
CGIC Unsecured Note due 2026	31.0	35.1
Total Non-Operating Corporate	$432.8	$436.9

Total outstanding principal	$698.0	$722.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(9.5)	(13.0)
Less: current portion of debt obligations	(50.2)	(30.5)
Debt obligations, net of current portion	$638.3	$679.3

As of June 30, 2024, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2024 (remaining period)	$0.2	$52.9	$53.1
2025	0.3	241.6	241.9
2026	0.2	511.5	511.7
2027	0.2	—	0.2
Total minimum principal and interest payments	0.9	806.0	806.9
Less: Amount representing interest	(0.1)	(108.8)	(108.9)
Total aggregate finance lease and debt payments	$0.8	$697.2	$698.0

The interest rates on finance leases ranged from approximately 3.0% to 8.5%.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Infrastructure

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a Prime Rate minus a spread with an interest rate floor of 4.25%. The effective interest rate on the Revolving Line with UMB was 8.06% and 8.33% as of June 30, 2024 and December 31, 2023, respectively. The Revolving Line with UMB matures on August 15, 2025, and interest is paid monthly. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line. DBMG also has a $78.0 million UMB Term Loan, which expires May 31, 2026, and bears interest at an annual rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly.

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment adds an incremental separate term loan of $25.0 million to the existing credit facility, with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial $78.0 million UMB Term Loan. Principal payments and interest are paid monthly. The UMB Term Loans and Revolving Line with UMB associated with the Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in their agreements.

The 4.00% note matured on March 31, 2024 and was fully redeemed on April 2, 2024. Refer to Note 16. Related Parties for additional information.

Spectrum

The maturity date of Spectrum's 8.50% and 11.45% Notes, is August 15, 2025, as amended. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes. A corresponding liability of $15.9 million is reflected within Other Liabilities (non-current) in the Consolidated Balance Sheets as of both June 30, 2024 and December 31, 2023. Interest is capitalized and payable upon maturity of the notes. As of June 30, 2024, the effective interest rates on the notes, as amended, ranged from 20.6% to 24.0% per annum.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE Corp. entered into a related side letter with the lenders, whereby INNOVATE Corp. agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $1.0 million fee is payable if repayment occurs by November 9, 2024, or $2.0 million if repayment occurs after that date. In exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV America.

Life Sciences

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance.

The new 20% note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. As a result of the addition of the exit fee effective January 31, 2024, the transaction was determined to be an extinguishment of debt under ASC 470-50, Debt - Modifications and Extinguishments, and the exit fee payable to the existing lender of $2.2 million was included as a loss on debt extinguishment within Other income (expense), net in the Condensed Consolidated Statement of Operations. As of June 30, 2024, the accrued exit fee was $2.2 million and was included within Accrued liabilities on the Condensed Consolidated Balance Sheet.

Interest on the new note accrues at 20% per annum and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. Interest expense related to the note(s) with Lancer Capital was $1.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively and was $1.9 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. In accordance with the note agreement, all unpaid accrued interest of $1.7 million which was incurred subsequent to January 31, 2024, was capitalized into the principal balance, and there was no amount reflected within accrued interest payable as of June 30, 2024. As of December 31, 2023, accrued interest payable, which had not yet been capitalized into the principal balance, was $2.4 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The original maturity date of the new $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The note has subsequently been further extended to December 31, 2024. The exit fee as of June 30, 2024, as amended, is equal to 10.88% of the principal amount being repaid and increases by 0.17% each month thereafter until maturity. Beginning July 31, 2024, if all outstanding amounts pursuant to the note are not prepaid in full, an additional exit fee of $1.0 million will be payable, increasing by $1.0 million each month until maturity. The Company shall pay the additional exit fee on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note.

Non-Operating Corporate

2026 Senior Secured Notes

The Company has $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"), which were issued in 2021 at 100% of par. The 2026 Senior Secured Notes have a stated annual interest rate of 8.50% and have an effective interest rate of 9.3%, which reflects $10.8 million of deferred financing fees, including underwriting fees. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $7.6 million and $7.5 million for the three months ended June 30, 2024 and 2023, respectively, and was $15.2 million and $15.0 million, for the six months ended June 30, 2024 and 2023, respectively.

2026 Convertible Notes

The $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes were issued at 100% of par with a stated annual interest rate of 7.50%. The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes have an effective interest rate of 3.21%, which reflects the initial $12.3 million premium and $1.1 million of deferred financing fees.

As of June 30, 2024, the 2026 Convertible Notes had a net carrying value of $56.2 million inclusive of an unamortized premium of $4.9 million and unamortized deferred financing costs of $0.5 million. Each $1,000 of principal of the 2026 Convertible Notes will initially be convertible into 234.2971 shares of our common stock, which is equivalent to an initial conversion price of approximately $4.27 per share, subject to adjustment upon the occurrence of specified events. Based on the closing price of our common stock of $0.60 on June 30, 2024, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $0.5 million for both the three months ended June 30, 2024 and 2023, and was $0.9 million for both the six months ended June 30, 2024 and 2023.

Subsequent to quarter end, INNOVATE Corp repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both June 30, 2024 and December 31, 2023, the outstanding balance was $20.0 million. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

CGIC Unsecured Note Due 2026

On May 9, 2023, in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), the Company issued a subordinated unsecured promissory note to Continental General Insurance Company ("CGIC") in the principal amount of $35.1 million (the "CGIC Unsecured Note"). Refer to Note 15. Equity and Temporary Equity for additional information. The CGIC Note, which is due February 28, 2026, bore interest at 9.0% per annum through May 8, 2024, and bears interest at 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. The effective interest rate on the note is 17.5%, as adjusted. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. As a result of the closing of the Rights Offering on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024.

For the three months ended June 30, 2024 and 2023, interest expense recognized relating to the CGIC Unsecured Note was $1.4 million and $0.9 million, respectively, and cash paid for interest to CGIC was $0.9 million and $0.5 million, respectively. For the six months ended June 30, 2024 and 2023, interest expense recognized relating to the CGIC Unsecured Note was $3.0 million and $0.9 million, respectively, and cash paid for interest to CGIC was $1.7 million and $0.5 million, respectively.

INNOVATE is in compliance with its debt covenants as of June 30, 2024.

12. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Income Taxes - Interim Reporting, to calculate its interim tax provision

Income tax benefit was $2.5 million and income tax expense was $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and income tax expense was $0.8 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company's income tax benefit/expense primarily relates to tax benefit/expense as calculated under ASC 740, Income Taxes ("ASC 740") for taxpaying entities. For the three and six months ended June 30, 2024, the annual effective tax rate calculation for the interim tax provision included the tax expense associated with the INNOVATE Corp. U.S. consolidated group due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized. The annual effective tax rate calculated for the three and six months ended June 30, 2023 interim tax provisions included an unrepeated $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. Additionally, for the three and six months ended June 30, 2023, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. consolidated group and certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

Net Operating Losses

At December 31, 2023, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $194.2 million, which includes the availability of an additional $15.0 million of net operating loss carryforwards from the 2021 amended INNOVATE Corp. U.S. consolidated income tax return. The Company expects that approximately $134.2 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2024 and later periods. This estimate may change based on changes to actual results reported on the 2023 U.S. tax return. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, as of December 31, 2023, the Company had $138.0 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return, including $92.9 million from R2 Technologies, $42.7 million from DTV America, and other entities of $2.4 million. Of the $138.0 million of gross U.S. net operating loss carryforwards, $101.9 million was generated after 2017 and will have an indefinite carryforward period; the remaining $36.1 million was generated prior to 2018 and will expire, if unused, by 2037.

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

The Company did not have any unrecognized tax benefits as of June 30, 2024 and 2023 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On July 22, 2024, the parties reached an agreement in principle to settle the litigation, which was not material. The parties expect to file a settlement stipulation by August 16, 2024.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of June 30, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $248.9 million. As of December 31, 2023, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $360.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.4 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and was $0.8 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

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

Restricted Stock

A summary of INNOVATE’s restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	1,141,806	$2.56
Granted	506,955	$2.57
Vested	(1,023,032)	$2.32
Unvested - December 31, 2023	625,729	$2.95
Granted	1,294,940	$0.59
Vested	(402,704)	$2.76
Unvested - June 30, 2024	1,517,965	$0.98

The aggregate vesting date fair value of the restricted stock awards which vested during the six months ended June 30, 2024 and 2023 was $0.3 million and $1.4 million, respectively. As of June 30, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.3 million and is expected to be recognized over the remaining weighted-average period of 1.5 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2022	4,995,150	$5.02
Expired	(352,339)	$3.12
Outstanding and exercisable- December 31, 2023	4,642,811	$5.17
Expired	(4,465,491)	$5.20
Outstanding and exercisable - June 30, 2024	177,320	$4.32

As of June 30, 2024, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 4.1 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of June 30, 2024, there were no unvested stock options and no unrecognized stock-based compensation expense related to unvested stock options.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15. Equity and Temporary Equity

The Company held its annual meeting of stockholders on June 18, 2024, where the Company’s stockholders approved an increase in the authorized number of common shares outstanding from 160,000,000 to 250,000,000.

Reverse Stock Split

At the annual meeting of stockholders, the Company’s stockholders also approved a reverse stock split of the Company's common stock, par value $0.001 per share, at a ratio within a range of 1-for-2 and 1-for-10 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. In July 2024, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-10 ratio (the “Reverse Stock Split”) and approved the filing of a certificate of amendment (the “Certificate of Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split. The Reverse Stock Split is being implemented for the primary purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NYSE. As a result of the Reverse Stock Split, every ten shares of the Company’s common stock issued and outstanding will be automatically reclassified and changed into one new share of the Company’s common stock, with whole shares issued for fractional shares. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and conversion of the Company’s outstanding convertible securities. The common stock to be issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The final number of common stock that will be issued and outstanding after the Reverse Stock Split, including whole shares issued for fractional shares, will not be known until after the Reverse Stock Split has been effected, and, therefore, share amounts in these Condensed Consolidated Financial Statements have not yet been retroactively adjusted to reflect the effect of the Reverse Stock Split. The Reverse Stock Split will not change the $0.001 par value per share of the common stock or the authorized number of shares of common stock or preferred stock.

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

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the New York Stock Exchange ("NYSE"), in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") which was to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 5,306,105 shares of common stock for $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which have been capitalized into Additional paid in capital ("APIC"). INNOVATE has been utilizing and expects to continue to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and consequently, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital were greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock were not allowed to be converted until stockholder approval of such issuance was obtained. On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock, held by Lancer Capital were converted into 44,693,895 shares of common stock. See "Series C Preferred Stock" below for additional information.

The Company waived its Tax Benefits Preservation Plan to permit persons exercising rights to acquire 4.9% or more of the outstanding common stock upon the exercise thereof without becoming an Acquiring Person (as defined in the Tax Benefits Preservation Plan).

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2024	December 31, 2023

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Series C Preferred Stock

On March 5, 2024 the Company's Board of Directors approved a Certificate of Designation for 35,000 Series C Non-Voting participating Convertible Preferred Shares (the "Series C Preferred Stock"). The certificate of designation authorized the existing 20,000,000 shares of preferred stock, par value $0.001 to apply to this series. On March 28, 2024, the Company amended its amended and restated certificate of incorporation by filing the Certificate of Designations of the Series C Preferred Stock (the “Series C Certificate of Designations”) with the Secretary of State of the State of Delaware.

The Series C Preferred Stock is intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the Backstop Arrangement and Concurrent Private Placement could be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements.

The issued Series C Preferred Stock was classified as temporary equity as it was not mandatorily redeemable due to the presence of substantive conversion features and would only have become mandatorily redeemable on the sixth anniversary of initial issuance if not previously converted. The Series C Preferred Stock was recognized at fair value upon issuance, net of total allocated issuance costs. As the Series C Preferred Stock was contingently redeemable, subsequent accretion to redemption value including accreted dividends would only have occurred if the contingency was resolved and the redemption had become probable (i.e., if stockholder approval was no longer reasonably possible).

On March 28, 2024, INNOVATE Corp. issued and sold 25,000 shares of its Series C Preferred Stock, par value $0.001 per share for the aggregate purchase price of $25.0 million to Lancer Capital. On April 24, 2024, INNOVATE Corp. issued and sold an additional approximately 6,286 shares of its Series C Preferred Stock for the aggregate purchase price of $6.3 million to Lancer Capital. The Series C Preferred Stock became convertible upon the approval of shareholders during the annual shareholder meeting held on June 18, 2024, and consequently the approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted at their conversion price of $0.70 into 44,693,895 shares of INNOVATE's common stock.

Prior to the conversion, holders of the Series C Preferred Stock were entitled to receive dividends anytime the Company declared a dividend on its common stock (excluding dividends consisting in whole or in part of common stock). The dividend amount would be based on the number of shares (including fractions) of common stock into which the shares of Series C Preferred Stock were convertible on the applicable record date multiplied by the dividend per share declared on the Company's common stock. As of June 30, 2024, there were no Series C Preferred Stock outstanding.

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

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet, with a combined redemption value of $16.1 million and with a current fair value of $16.4 million as of June 30, 2024, which is inclusive of the $0.3 million accrued dividend payable on July 15, 2024.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. Each share of Series A-3 was initially convertible at a conversion price of $4.25 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 was initially convertible at a conversion price of $8.25 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (“collectively the “Conversion Prices”). The Conversion Prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted average basis). Actual conversion prices at the time of the exchange in 2021 were $3.52 for the Series A and $5.33 for the Series A-2. As a result of the Rights Offering and Concurrent Private Placement, and due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, as of April 24, 2024, the conversion price of the Series A-3 Preferred Stock was adjusted to $2.38 and the conversion price of the Series A-4 Preferred Stock was adjusted to $3.47.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

As of December 31, 2023, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 1,740,700 and 1,875,533 shares, respectively of INNOVATE's common stock. As a result of the Rights Offering and Concurrent Private Placement in 2024, and due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, the conversion prices were adjusted, and as of June 30, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 2,569,858 and 2,881,761, respectively, of INNOVATE's common stock.

Series A-3 and Series A-4 Preferred Share Dividends

During the six months ended June 30, 2024 and 2023, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock, as presented in the following tables (in millions):

2024
Declaration Date and Holders of Record Date	March 31, 2024	June 30, 2024
Payment Date	April 15, 2024	July 15, 2024
Total Dividend	$0.3	$0.3

2023
Declaration Date and Holders of Record Date	March 31, 2023	June 30, 2023
Payment Date	April 17, 2023	July 14, 2023
Total Dividend	$0.3	$0.3

DBMGi Series A Preferred Stock

Issuance. On November 30, 2018, CGIC purchased 40,000 shares of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), which was then eliminated in consolidation. DBM Global Intermediate Holdco Inc. ("DBMGi") is 100% owned by INNOVATE and owns 91.2% of DBMG. On July 1, 2021, as a part of the sale of CGIC, which resulted in the deconsolidation of the entity, the Company was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the then deconsolidated CGIC. Upon the deemed issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock was classified as temporary equity in the Company's Consolidated Balance Sheet. There are 500,000 shares with a par value of $0.001 each authorized for issuance. Subsequent to the issuance of the DBMGi Series A Preferred Stock, 1,820.25 shares were issued as payment in kind for dividends, resulting in a total of 41,820.25 shares of DBMGi's Series A Preferred Stock outstanding.

Redemption. The DBMGi Series A Preferred Stock was redeemable at any time, in whole or in part, at the option of the Company, or at any time or by the holder prior to July 2026. On March 15, 2023, DBMGi received a redemption notice from CGIC requesting that DBMGi redeem 41,820.25 shares of DBMGi Series A Preferred Stock, representing all of the issued and outstanding shares of DBMGi Series A Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby INNOVATE purchased the 41,820.25 shares of DBMGi Series A Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Series A Preferred Stock as well as the accrued dividend of $0.4 million, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, bears interest at 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. Refer to Note 11. Debt Obligations for additional information on the promissory note.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Dividends. The DBMGi Series A Preferred Stock accrued a cumulative quarterly cash or payment in kind dividend at a rate of (a) for the first five years following the date of issuance, (i) 9.00% per annum if dividends are paid in kind or (ii) 8.25% per annum if dividends are paid in cash and (b) starting on the fifth anniversary of the date of issuance, a rate per annum equal to (i) LIBOR (as defined in the Certificate of Designation) plus a spread of 5.85% (together, the “LIBOR Rate”) per annum, plus 0.75% if dividends are paid in kind or (ii) the LIBOR Rate per annum in the case of dividends paid in cash. Subsequent to the transition away from LIBOR beginning in 2023, the Certificate of Designation allows for a LIBOR Successor Rate, which allows the Company to reasonably determine an alternate benchmark rate (including any mathematical or other adjustments to the benchmarks (if any) incorporated therein) giving due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities for such alternative benchmarks. Subsequent to May 9, 2023, the date that INNOVATE purchased the DBMGi Series A Preferred Stock, the dividends were eliminated on consolidation.

During the six months ended June 30, 2023, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding DBMGi Series A Preferred Stock. The dividend paid on April 17, 2023 was paid in cash. No dividend was declared during the three months ended June 30, 2023; however, in connection with the Stock Purchase Agreement entered into with CGIC on May 9, 2023, an equivalent amount to the dividends that had accrued through May 8, 2023 was paid to CGIC on May 9, 2023 as part of the purchase price: $0.1 million was paid in cash and $0.3 million was included in the principal amount of the new unsecured note that was issued on May 9, 2023. The dividend that accrued for the remaining portion of that period was eliminated on consolidation subsequent to the purchase. The declared dividends and equivalent amounts paid during the six months ended June 30, 2023 are presented in the following table (in millions):

Declaration Date and Holders of Record Date	March 31, 2023	May 9, 2023
Payment Date	April 17, 2023	May 9, 2023
Total Dividend	$0.9	$0.4

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock and in the form of convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of June 30, 2024, and December 31, 2023, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

On June 20, 2024, Pansend closed on a new Series D Preferred Stock ("Series D") investment in R2 Technologies. As part of the transaction, R2 Technologies converted $15.5 million of intercompany notes with Pansend into Series D shares. The total converted amount of $15.5 million consisted of $13.7 million in principal amount and $1.8 million of accrued interest owed to Pansend, which were eliminated in consolidation. Pansend also invested an additional $5.8 million of cash into R2 Technologies in exchange for $5.8 million of Series D shares for a total new additional investment of $21.3 million. Subsequent to the transaction and as of June 30, 2024, Pansend's ownership in R2 Technologies increased to 81.4% as compared to 56.8% prior to the transaction. As of December 31, 2023, Pansend's ownership in R2 Technologies was 56.6%.

As a result of the allocation of losses in accordance with ASC 810, Consolidation, the redeemable non-controlling interest related to R2 Technologies was negative $0.3 million and negative $1.0 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had negative $2.8 million and negative $10.5 million, respectively, of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Consolidated Balance Sheets.

Liquidation Preference

R2 Technologies has issued multiple A, B, C, and D-series participating convertible preferred stock (the "R2 Technologies Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A, series C, and series D R2 Technologies Preferred Share to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Series B R2 Technologies Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC, was $138.1 million and $112.3 million as of June 30, 2024 and December 31, 2023, respectively, of which $49.9 million and $48.0 million as of June 30, 2024 and December 31, 2023, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both June 30, 2024 and December 31, 2023, R2 Technologies had negative net assets after consideration of intercompany and third party debt, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax net operating losses and other certain tax assets. In connection with the termination of the 2023 Preservation Plan, the Company will be taking routine actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, and to delist the preferred stock purchase rights from the NYSE. These actions are administrative in nature and will have no effect on the Company’s common stock, which will continue to be listed on the NYSE.

16. Related Parties

Non-Operating Corporate

During the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, an entity controlled by Avram A. Glazer, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a Concurrent Private Placement, of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded the equity advance of $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. As a result, Lancer Capital's beneficial ownership increased from 29.1% as of March 5, 2024 immediately prior to the start of the Rights Offering to 48.8% as of March 31, 2024. On April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased an additional approximately 6,286 shares of Series C Preferred Stock for $6.3 million, increasing Lancer Capital's beneficial ownership to 52.1%. On June 18, 2024, the Company held its annual shareholder meeting where the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted into 44,693,895 of INNOVATE's common stock. Refer to Note 15. Equity and Temporary Equity for additional information.

Lancer Capital held $2.0 million of principal amount of the Company's $51.8 million 7.5% 2026 Convertible Notes, as of both June 30, 2024 and December 31, 2023. As of June 30, 2024, the $2.0 million in 7.5% notes are convertible into 468,594 shares of common stock of INNOVATE Corp. Refer to Note 11. Debt Obligations for additional information on the 2026 Convertible Notes. During the three and six months ended June 30, 2024 and 2023, Lancer Capital earned $37.5 thousand and $75.0 thousand, respectively, in interest relating to these notes.

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC, a significant shareholder, in the principal amount of $35.1 million. As a result of the closing of the Rights Offering which closed on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Refer to Note 11. Debt Obligations and Note 15. Equity and Temporary Equity for additional information.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In September 2018, the Company entered into a 75-month lease for office space which expires in December 2024. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments, and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by a former CEO of INNOVATE and formerly a related party, in the same building. With the adoption of ASC 842, Leases, as of January 1, 2019, this lease was recognized as a right-of-use asset and lease liability on the Consolidated Balance Sheets.

Infrastructure

Banker Steel previously leased two planes from Banker Aviation, LLC, a former related party and entity that is owned by Donald Banker, who was the CEO of Banker Steel until December 2023. Both leases had been terminated by the fourth quarter of 2023. For the three and six months ended June 30, 2023, DBMG incurred related lease expenses of $0.3 million and $0.7 million, respectively.

DBMG and Banker Steel, jointly and severally, had a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. The 4.0% note and associated accrued interest matured on March 31, 2024, and was fully redeemed on April 2, 2024. During the six months ended June 30, 2024, DBMG made $5.0 million in scheduled principal payments on the 4.0% note. DBMG incurred aggregate interest expense related to these notes of zero and $0.4 million, for the three months ended June 30, 2024 and 2023, respectively and $25 thousand and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. Accrued interest was $0.1 million as of December 31, 2023.

Life Sciences

As of June 30, 2024 and December 31, 2023, R2 Technologies had $21.7 million and $17.4 million, respectively, in principal amount of 20.0% senior secured promissory notes due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information.

R2 Technologies recognized no revenue from sales and profit sharing agreements from a subsidiary of Huadong, a related party of R2 Technologies, for both the three months ended June 30, 2024 and 2023, and $0.2 million for both the six months ended June 30, 2024 and 2023. As of June 30, 2024, related receivables from this subsidiary of Huadong totaled $0.1 million, and there were no related receivables from this subsidiary of Huadong as of December 31, 2023.

Stock compensation and royalty expenses related to Blossom Innovations, LLC, an investor of R2 Technologies since 2014, totaled $0.1 million and zero for the three months ended June 30, 2024 and 2023, respectively, and totaled $0.2 million and $0.1 million, for the six months ended June 30, 2024 and 2023, respectively.

Refer to Note 6. Investments for transactions with equity method investees of the Company.

17. Operating Segments and Related Information

The Company currently has one primary reportable geographic segment - United States, and primarily all revenue is derived in the United States. The Company has three reportable operating segments, plus the Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues.

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Segment	2024	2023	2024	2023
Customer A	Infrastructure	12.7%	27.7%	20.2%	27.9%
Customer B	Infrastructure	10.7%	*	*	*
Customer C	Infrastructure	*	15.8%	*	12.4%
*Less than 10% revenue concentration

Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Infrastructure	$305.2	$362.4	$613.1	$674.1
Life Sciences	1.7	0.7	2.7	1.2
Spectrum	6.2	5.7	12.5	11.4
Total revenue	$313.1	$368.8	$628.3	$686.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from operations
Infrastructure	$35.5	$14.7	$44.8	$21.0
Life Sciences	(4.0)	(3.9)	(7.2)	(8.3)
Spectrum	0.1	(0.6)	0.3	(1.1)
Other	—	(0.5)	—	(1.9)
Non-Operating Corporate	(2.8)	(3.9)	(6.3)	(7.9)
Total income from operations	$28.8	$5.8	$31.6	$1.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of the consolidated segment income from operations to consolidated income (loss) from operations before income taxes:
Income from operations	$28.8	$5.8	$31.6	$1.8
Interest expense	(16.5)	(16.3)	(33.7)	(31.9)
Loss from equity investees	(1.1)	(0.3)	(2.3)	(4.3)
Other income (expense), net	0.2	0.3	(1.0)	16.8
Income (loss) from operations before income taxes	$11.4	$(10.5)	$(5.4)	$(17.6)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and Amortization
Infrastructure	$2.9	$4.1	$5.9	$9.0
Infrastructure recognized within cost of revenue	3.8	4.0	7.8	7.9
Total Infrastructure	6.7	8.1	13.7	16.9
Life Sciences	0.1	0.1	0.2	0.2
Life Sciences recognized within cost of revenue	0.1	0.1	0.1	0.1
Total Life Sciences	0.2	0.2	0.3	0.3
Spectrum	1.3	1.3	2.6	2.6
Non-Operating Corporate	0.1	0.1	0.1	0.1
Total depreciation and amortization	$8.3	$9.7	$16.7	$19.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capital Expenditures (*)
Infrastructure	$2.7	$4.0	$7.9	$7.0
Life Sciences	—	0.2	0.1	0.3
Spectrum	0.4	0.3	0.7	0.6
Non-Operating Corporate	—	—	—	0.3
Total	$3.1	$4.5	$8.7	$8.2
(*) The above capital expenditures exclude assets acquired under finance lease and other financing obligations.

	June 30, 2024	December 31, 2023

Investments
Life Sciences	$1.8	$1.8
Total	$1.8	$1.8

The Company's equity method investments in the Life Sciences segment included in the table above totaled $0.9 million as of both June 30, 2024 and December 31, 2023.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	June 30, 2024	December 31, 2023

Total Assets
Infrastructure	$660.5	$851.4
Life Sciences	14.7	8.3
Spectrum	174.8	176.6
Non-Operating Corporate	48.9	7.3
Total	$898.9	$1,043.6

18. Basic and Diluted Earnings (Loss) Per Common Share

Earnings (loss) per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards and Series C Preferred Stock that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock and Series C Preferred Stock of the Company are considered participating securities; however, unvested restricted stock do not participate in losses and, as such, are excluded from the computation of basic earnings (loss) per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive than the treasury stock method in a period.

The Company had no dilutive common stock equivalents during the six months ended June 30, 2024 and the three and six months ended June 30, 2023, due to the results from continuing operations being a loss, net of tax. For the three months ended June 30, 2024, all stock options were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. For the six months ended June 30, 2024, 912,955 of common stock equivalents from unvested restricted stock were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computation of diluted net loss per share for the six months ended June 30, 2024 and for three and six months ended 2023 are: preferred stock, convertible debt and stock options. Refer to Note 14. Share-based Compensation and Note 15. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents a reconciliation of net income (loss) used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$13.9	$(11.7)	$(6.2)	$(19.7)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	0.5	1.8	3.2	0.8
Net income (loss) attributable to INNOVATE Corp.	14.4	(9.9)	(3.0)	(18.9)
Less: Preferred dividends	0.3	0.6	0.6	1.8
Net income (loss) attributable to common stockholders and participating preferred stockholders	$14.1	$(10.5)	$(3.6)	$(20.7)

Earnings (loss) allocable to common shares:
Participating shares at end of period:
Weighted average common shares outstanding	89,204,850	77,922,241	83,929,228	77,806,010
Unvested restricted stock	1,122,921	—	—	—
Series C Preferred stock	36,530,623	—	19,050,241	—
Total	126,858,394	77,922,241	102,979,469	77,806,010

Percentage of earnings (loss) allocated to:
Common stock	70.3%	100.0%	81.5%	100.0%
Unvested restricted stock	0.9%	—%	—%	—%
Series C Preferred stock	28.8%	—%	18.5%	—%

Numerator for earnings (loss) per share
Net income (loss) attributable to common stock holders, basic	$9.9	$(10.5)	$(2.9)	$(20.7)
Effect of assumed shares under the if-converted method for preferred stock, convertible instruments and unvested restricted stock	4.9	—	—	—
Net income (loss) attributable to common stock holders, diluted	$14.8	$(10.5)	$(2.9)	$(20.7)

Denominator for earnings (loss) per share:
Weighted average common shares outstanding - basic	89,204,850	77,922,241	83,929,228	77,806,010
Effect of assumed shares under the if-converted method for preferred stock, convertible instruments and participating unvested restricted stock	55,052,702	—	—	—
Weighted average common shares outstanding - diluted	144,257,552	77,922,241	83,929,228	77,806,010

Earnings (loss) per share
Basic	$0.11	$(0.13)	$(0.03)	$(0.27)
Diluted	$0.10	$(0.13)	$(0.03)	$(0.27)

19. Fair Value of Financial Instruments

Fair Value of Financial Instruments Not Measured at Fair Value

The following tables presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis. The tables exclude carrying amounts for cash and cash equivalents and restricted cash, accounts receivable and contract assets, accounts payable, contract liabilities and other current liabilities, and other assets and liabilities that approximate fair value due to relatively short periods to maturity (in millions):

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

June 30, 2024			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9
Liabilities
Debt obligations (2)	$687.7	$584.3	$268.9	$315.4	$—
Total liabilities not accounted for at fair value	$687.7	$584.3	$268.9	$315.4	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$0.9	$—
Total assets not accounted for at fair value	$0.9	$0.9	$—	$0.9	$—
Liabilities
Debt obligations (2)	$707.4	$621.8	$283.2	$338.6	$—
Total liabilities not accounted for at fair value	$707.4	$621.8	$283.2	$338.6	$—
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

20. Supplementary Financial Information

Other income (expense), net

The following table provides information relating to Other income (expense), net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain on sale of investment	$—	$—	$—	$12.2
Gain on step-up of equity method investment	—	—	—	3.8
Loss on debt extinguishment	—	—	(2.2)	—
Other	0.2	0.3	1.2	0.8
Total other income (expense), net	$0.2	$0.3	$(1.0)	$16.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents, beginning of the period	$80.8	$80.4
Restricted cash included in other current assets	0.9	0.3
Restricted cash included in other assets (non-current)	0.6	1.5
Total cash, cash equivalents and restricted cash, beginning of the period	$82.3	$82.2

Cash and cash equivalents, end of the period	$80.2	$28.8
Restricted cash included in other current assets	0.9	—
Restricted cash included in other assets (non-current)	0.6	1.4
Total cash and cash equivalents and restricted cash, end of the period	$81.7	$30.2

Supplemental cash flow information:
Cash paid for interest	$22.7	$23.7
Cash paid for income taxes, net of refunds	$0.6	$6.0

Non-cash investing and financing activities:
Unsecured note issued in connection with purchase of preferred stock and payment of dividends	$—	$35.1
Accrued interest, exit fees and other fees capitalized into principal debt	$4.3	$—
Property, plant and equipment included in accounts payable or accrued expenses	$1.2	$1.5

21. Subsequent Events

Refer to Note 11. Debt Obligations for details on the Company's repurchase of $2.9 million principal amount of the 7.5% Convertible Senior Notes subsequent to quarter end.

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

In 2024, including subsequent to the second quarter end, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

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

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the New York Stock Exchange ("NYSE"), in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") which was to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 5,306,105 shares of common stock for $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which have been capitalized into Additional paid in capital ("APIC"). INNOVATE expects to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and for working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and consequently, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital were greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock were not allowed to be converted until stockholder approval of such issuance was obtained. On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred stock into common stock. As a result, approximately 31,286 Series C Preferred Stock, held by Lancer Capital, were converted into 44,693,895 of INNOVATE's common stock. See Note 15. Equity and Temporary Equity for additional information.

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

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax net operating losses and other certain tax assets. In connection with the termination of the 2023 Preservation Plan, the Company took routine actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, and to delist the preferred stock purchase rights from the NYSE. These actions are administrative in nature and will have no effect on the Company’s common stock, which will continue to be listed on the NYSE.

Debt Obligations and Financing

In addition to the Rights Offering and Concurrent Private Placement at the Non-Operating Corporate segment discussed above, during 2024 thus far, we have refinanced some of our debt and obtained new capital financing at the subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Infrastructure

DBMG and Banker Steel, jointly and severally, had a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. During the six months ended June 30, 2024, DBMG made $5.0 million in scheduled payments on the 4.0% note. The 4.0% note matured on March 31, 2024 and was fully redeemed on April 2, 2024.

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment adds an incremental separate term loan of $25.0 million to the existing credit facility, with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial $78.0 million UMB term loan.

Life Sciences

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance.

The new 20% note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. As a result of the addition of the exit fee effective January 31, 2024, the transaction was determined to be an extinguishment of debt under ASC 470-50, Debt - Modifications and Extinguishments, and the exit fee payable to the existing lender of $2.2 million was included as a loss on debt extinguishment within Other income (expense), net in the Condensed Consolidated Statement of Operations. As of June 30, 2024, the accrued exit fee was $2.2 million and was included within Accrued liabilities on the Condensed Consolidated Balance Sheet.

Interest on the new note accrues at 20% per annum and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. Interest expense related to the note(s) with Lancer Capital was $1.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and was $1.9 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. In accordance with the note agreement, all unpaid accrued interest of $1.7 million which was incurred subsequent to January 31, 2024, was capitalized into the principal balance during the six months ended June 30, 2024, and there was no amount reflected within accrued interest payable as of June 30, 2024. As of December 31, 2023, accrued interest payable, which had not yet been capitalized into the principal balance, was $2.4 million.

The original maturity date of the new $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The note has subsequently been further extended to December 31, 2024. The exit fee as of June 30, 2024, as amended, is equal to 10.88% of the principal amount being repaid and increases by 0.17% each month thereafter until maturity. Beginning July 31, 2024, if all outstanding amounts pursuant to the note are not prepaid in full, an additional exit fee of $1.0 million will be payable, increasing by $1.0 million each month until maturity. The Company shall pay the additional exit fee on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information on R2 Technologies' debt obligations.

Non-Operating Corporate

On May 6, 2024, the Company and MSD extended the maturity date of its Revolving Line of Credit from March 16, 2025 to May 16, 2025.

Subsequent to quarter end, we repurchased $2.9 million principal amount of our 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million.

Equity Method Investments

During the first quarter of 2024, MediBeacon issued to Pansend an aggregate $1.2 million of 12% convertible notes payable, increasing Pansend's total outstanding principal receivable to $10.9 million. During the second quarter of 2024, MediBeacon issued an aggregate $1.1 million of 12% convertible notes to Pansend, increasing the total outstanding principal due to Pansend to $12.0 million.

As a result of these note issuances by MediBeacon during the three and six months ended June 30, 2024, Pansend recognized $1.1 million and $2.3 million, respectively, of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of June 30, 2024, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $12.0 million in convertible notes which have been offset against recognized losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $9.4 million.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023.

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue
Infrastructure	$305.2	$362.4	$(57.2)	$613.1	$674.1	$(61.0)
Life Sciences	1.7	0.7	1.0	2.7	1.2	1.5
Spectrum	6.2	5.7	0.5	12.5	11.4	1.1
Total revenue	$313.1	$368.8	$(55.7)	$628.3	$686.7	$(58.4)

Income (loss) from operations
Infrastructure	$35.5	$14.7	$20.8	$44.8	$21.0	$23.8
Life Sciences	(4.0)	(3.9)	(0.1)	(7.2)	(8.3)	1.1
Spectrum	0.1	(0.6)	0.7	0.3	(1.1)	1.4
Other	—	(0.5)	0.5	—	(1.9)	1.9
Non-Operating Corporate	(2.8)	(3.9)	1.1	(6.3)	(7.9)	1.6
Total income from operations	$28.8	$5.8	$23.0	$31.6	$1.8	$29.8

Interest expense	(16.5)	(16.3)	(0.2)	(33.7)	(31.9)	(1.8)
Loss from equity investees	(1.1)	(0.3)	(0.8)	(2.3)	(4.3)	2.0
Other income (expense), net	0.2	0.3	(0.1)	(1.0)	16.8	(17.8)
Income (loss) from operations before income taxes	$11.4	$(10.5)	$21.9	$(5.4)	$(17.6)	$12.2
Income tax benefit (expense)	2.5	(1.2)	3.7	(0.8)	(2.1)	1.3
Net income (loss)	$13.9	$(11.7)	$25.6	$(6.2)	$(19.7)	$13.5
Net loss attributable to non-controlling interests and redeemable non-controlling interests	0.5	1.8	(1.3)	3.2	0.8	2.4
Net income (loss) attributable to INNOVATE Corp.	$14.4	$(9.9)	$24.3	$(3.0)	$(18.9)	$15.9
Less: Preferred dividends	0.3	0.6	(0.3)	0.6	1.8	(1.2)
Net income (loss) attributable to common stockholders and participating preferred stockholders	$14.1	$(10.5)	$24.6	$(3.6)	$(20.7)	$17.1

Revenue: Revenue for the three months ended June 30, 2024 decreased $55.7 million to $313.1 million from $368.8 million for the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 decreased $58.4 million to $628.3 million from $686.7 million for the six months ended June 30, 2023. The decreases were driven by our Infrastructure segment, which was partially offset by increases at our Life Sciences and Spectrum segments. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects at Banker Steel and DBMG's commercial structural steel fabrication and erection business, both of which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion in the current period. This was partially offset by an increase at the industrial maintenance and repair business as a result of an increase in project work. The increase at our Life Sciences segment was primarily due to incremental unit sales from the launch of the Glacial fx system in the second half of 2023 and an increase in Glacial Rx units sold compared to the prior year period. The increase at our Spectrum segment was primarily driven by network launches and expanded coverage with existing customers.

Income from operations: Income from operations for the three months ended June 30, 2024 increased $23.0 million to $28.8 million from $5.8 million for the three months ended June 30, 2023. The increase was due to a net increase in gross profit of $13.0 million, an increase in other operating income of $10.6 million and a decrease in depreciation and amortization of $1.2 million, which was partially offset by an increase in selling, general and administrative ("SG&A") expenses of $1.8 million. The increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects that are now at or near completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, and, to a lesser extent, our Spectrum and Life Sciences segments. The overall increase in other operating income was driven by our Infrastructure segment primarily as a result of a gain on lease modification and a gain on the sale of various properties in the current period. The overall decrease in depreciation and amortization was primarily driven by our Infrastructure segment, as certain customer contract intangibles became fully amortized in the second quarter of 2023. The overall increase in SG&A expenses was primarily driven by our Infrastructure segment which saw increases in compensation-related expenses and accounting-related costs, which were partially offset by a decrease in legal and consulting fees, and facility-related expenses at our Infrastructure segment and a decrease in SG&A expenses at our Non-Operating Corporate segment primarily driven by decreases in compensation-related expenses, including reductions in bonus and stock compensation expense due to headcount changes, and a decrease in legal fees.

Income from operations for the six months ended June 30, 2024 increased $29.8 million to $31.6 million from $1.8 million for the six months ended June 30, 2023. The increase was due to a net increase in gross profit of $18.0 million, an increase in other operating income of $8.3 million, a decrease in depreciation and amortization of $3.1 million and a decrease in SG&A expenses of $0.4 million. The increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects that are now at or near completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, and, to a lesser extent, our Spectrum and Life Sciences segments. The overall increase in other operating income was driven by our Infrastructure segment primarily as a result of a gain on lease modification and a gain on the sale of various properties in the current period, which was partially offset by a loss on disposal related to a plant closure in the first quarter of 2024. The overall decrease in depreciation and amortization was primarily driven by our Infrastructure segment, as certain customer contract intangibles became fully amortized in the second quarter of 2023. The overall decrease in SG&A was driven by unrepeated transaction expenses related to the sale of New Saxon's 19% investment in HMN in the comparable period, a decrease in compensation-related expenses at our Non-Operating Corporate and Spectrum segments, a decrease in consulting fees at our Non-Operating Corporate segment, a decrease in legal fees and facility-related expenses at our Infrastructure segment, and cost reduction initiatives at R2 Technologies, which was partially offset by an increase in compensation-related expenses at our Infrastructure segment.

Interest expense: Interest expense for the three months ended June 30, 2024 increased $0.2 million to $16.5 million from $16.3 million for the three months ended June 30, 2023. Interest expense for the six months ended June 30, 2024, increased $1.8 million to $33.7 million from $31.9 million for the six months ended June 30, 2023. The increases were primarily attributable to higher outstanding principal balances at our Non-Operating Corporate and Life Sciences segments as a result of new debt issued subsequent to the comparable period. This was partially offset by our Infrastructure segment due to a net decrease in outstanding principal balances.

Loss from equity investees: Loss from equity investees for the three months ended June 30, 2024 increased $0.8 million to $1.1 million from $0.3 million for the three months ended June 30, 2023. The increase in loss was due to an increase in losses from MediBeacon as a result of additional convertible note investments in MediBeacon by Pansend during the three months ended June 30, 2024, which increased Pansend's basis in MediBeacon by $1.1 million and Pansend recognized $1.1 million of equity method losses which were previously unrecognized. Pansend made no convertible note investments during the comparable period. The increase in loss from equity investees was partially offset by decrease in loss as a result of the partial sale of Triple Ring subsequent to the comparable period, which resulted in our investment in Triple Ring no longer being accounted for under the equity method of accounting. Thus, no equity method losses were recognized in the current period.

Loss from equity investees for the six months ended June 30, 2024 decreased $2.0 million to $2.3 million from $4.3 million for the six months ended June 30, 2023. The decrease in loss was primarily due to a reduction in losses from MediBeacon, primarily due to an unrepeated equity transaction with Huadong in the comparable period, which resulted in a $3.8 million increase in Pansend's basis in MediBeacon and a corresponding $3.8 million of additional equity method losses that were previously unrecognized. However, during the six months ended June 30, 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $2.3 million and Pansend recognized $2.3 million of equity method losses which were previously unrecognized. As of both June 30, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Additionally contributing to the decrease in equity loss was our previous investment in HMN, which was sold on March 6, 2023 and had losses for the approximately two months of ownership in 2023. Also contributing to the decrease in loss from equity investees was the partial sale of Triple Ring subsequent to the comparable period, which resulted in our investment in Triple Ring no longer being accounted for under the equity method of accounting. Thus, no equity method losses were recognized in the current period. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our equity investments.

Other income (expense), net: Other (expense) income, net for the six months ended June 30, 2024 decreased $17.8 million to an expense of $1.0 million from income of $16.8 million for the six months ended June 30, 2023. The decrease was primarily driven by the unrepeated gain on the sale of the equity investment in HMN of $12.2 million in the comparable period, an unrepeated $3.8 million equity investment step-up gain from an increase in Pansend's basis as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong in the comparable period as well as a $2.2 million loss on debt extinguishment at R2 Technologies in the current period. The decrease was partially offset by additional interest income earned at our Life Sciences segment as a result of additional investments in MediBeacon subsequent to the comparable period.

Income tax benefit (expense): Income tax expense for the three months ended June 30, 2024 decreased $3.7 million to a benefit of $2.5 million from an expense of $1.2 million for the three months ended June 30, 2023. Income tax expense for the six months ended June 30, 2024 decreased $1.3 million to $0.8 million from an expense of $2.1 million for the six months ended June 30, 2023. The decreases were primarily driven by the tax expense of INNOVATE Corp's U.S. consolidated group utilizing its remaining unlimited NOLs in 2024 and due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017, resulting in the annual effective tax rate for the current period being applied to the U.S. consolidated group's 2024 year-to-date income as calculated under ASC 740. The annual effective tax rate calculated for the comparable period interim tax provision included an unrepeated $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023.

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

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs and (gains) losses on lease modifications; (iii) asset impairment expense; (iv) accretion of asset retirement obligations; and (v) FCC reimbursements. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue	$305.2	$362.4	$(57.2)	$613.1	$674.1	$(61.0)

Cost of revenue	243.5	312.8	(69.3)	506.6	583.7	(77.1)
Selling, general and administrative	33.8	30.7	3.1	64.7	60.4	4.3
Depreciation and amortization	2.9	4.1	(1.2)	5.9	9.0	(3.1)
Other operating (income) loss	(10.5)	0.1	(10.6)	(8.9)	—	(8.9)
Income from operations	$35.5	$14.7	$20.8	$44.8	$21.0	$23.8

Revenue: Revenue for the three months ended June 30, 2024 decreased $57.2 million to $305.2 million from $362.4 million for the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 decreased $61.0 million to $613.1 million from $674.1 million for the six months ended June 30, 2023. The decreases were primarily driven by the timing and size of projects at Banker Steel and DBMG's commercial structural steel fabrication and erection business, both of which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion in the current period. This was partially offset by an increase at the industrial maintenance and repair business as a result of an increase in project work.

Cost of revenue: Cost of revenue for the three months ended June 30, 2024 decreased $69.3 million to $243.5 million from $312.8 million for the three months ended June 30, 2023. Cost of revenue for the six months ended June 30, 2024 decreased $77.1 million to $506.6 million from $583.7 million for the six months ended June 30, 2023. The decreases were primarily driven by the decrease in revenues from the timing of project activity on certain large commercial construction projects and decreases in costs as they wind down and near completion in the current period at Banker Steel and DBMG's commercial structural steel fabrication and erection business, which was partially offset by an increase in costs associated with the industrial maintenance and repair business as a result of an increase in project work.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2024 increased $3.1 million to $33.8 million from $30.7 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in compensation-related expenses and accounting-related costs, which was partially offset primarily by a decrease in legal and consulting fees, and facility-related expenses.

Selling, general and administrative expense for the six months ended June 30, 2024 increased $4.3 million to $64.7 million from $60.4 million for the six months ended June 30, 2023. The increase was primarily driven by an increase in compensation-related expenses, which was partially offset primarily by a decrease in legal fees and facility-related expenses.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2024 decreased $1.2 million to $2.9 million from $4.1 million for the three months ended June 30, 2023. Depreciation and amortization for the six months ended June 30, 2024 decreased $3.1 million to $5.9 million from $9.0 million for the six months ended June 30, 2023. The decreases were primarily driven by Banker Steel, as certain customer contract intangibles became fully amortized in the second quarter of 2023.

Other operating (income) loss: Other operating (income) loss for the three months ended June 30, 2024 increased $10.6 million to income of $10.5 million from a loss of $0.1 million for the three months ended June 30, 2023. Other operating income in three months ended June 30, 2024 related to a gain on lease modification and a gain on the sale of various properties in the current period.

Other operating (income) loss for the six months ended June 30, 2024 increased $8.9 million to income of $8.9 million from zero for the six months ended June 30, 2023. Other operating income in six months ended June 30, 2024 related to a gain on lease modification and a gain on the sale of various properties in the current period, which was partially offset by a loss related to a plant closure.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue	$1.7	$0.7	$1.0	$2.7	$1.2	$1.5

Cost of revenue	1.1	0.4	0.7	1.7	0.9	0.8
Selling, general and administrative	4.5	4.1	0.4	8.0	8.4	(0.4)
Depreciation and amortization	0.1	0.1	—	0.2	0.2	—
Loss from operations	$(4.0)	$(3.9)	$(0.1)	$(7.2)	$(8.3)	$1.1

Revenue: Revenue for the three months ended June 30, 2024 increased $1.0 million to $1.7 million from $0.7 million for the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 increased $1.5 million to $2.7 million from $1.2 million for the six months ended June 30, 2023. The increases in revenue were attributable to R2 Technologies, primarily due to incremental unit sales from the launch of the Glacial fx system in the second half of 2023 and an increase in Glacial Rx units sold compared to the prior year period.

Cost of revenue: Cost of revenue for the three months ended June 30, 2024 increased $0.7 million to $1.1 million from $0.4 million for the three months ended June 30, 2023. Cost of revenue for the six months ended June 30, 2024 increased $0.8 million to $1.7 million from $0.9 million for the six months ended June 30, 2023. The increases in cost of revenue were attributable to R2 Technologies, primarily driven by the increases in revenue and changes in product mix.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2024 increased $0.4 million to $4.5 million from $4.1 million for the three months ended June 30, 2023. The increase was primarily driven by increases from R2 Technologies in sales commissions due to an increase in system sales and from Genovel as a result of timing of research and development costs.

Selling, general and administrative expense for the six months ended June 30, 2024 decreased $0.4 million to $8.0 million from $8.4 million for the six months ended June 30, 2023. The decrease was primarily driven by decreases in R2 Technologies general and administrative expenses as a result of continued cost reduction initiatives, which went into effect the second half of 2023, partially offset by increases in sales commissions at R2 Technologies due to an increase in system sales.

Spectrum Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue	$6.2	$5.7	$0.5	$12.5	$11.4	$1.1

Cost of revenue	2.9	3.0	(0.1)	5.8	5.9	(0.1)
Selling, general and administrative	1.8	2.0	(0.2)	3.7	4.3	(0.6)
Depreciation and amortization	1.3	1.3	—	2.6	2.6	—
Other operating loss (income)	0.1	—	0.1	0.1	(0.3)	0.4
Income (loss) from operations	$0.1	$(0.6)	$0.7	$0.3	$(1.1)	$1.4

Revenue: Revenue for the three months ended June 30, 2024 increased $0.5 million to $6.2 million from $5.7 million for the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 increased $1.1 million to $12.5 million from $11.4 million for the six months ended June 30, 2023. The increases were primarily driven by network launches and expanded coverage with existing customers, which was partially offset by the termination of a number of smaller networks and individual markets subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2024 decreased $0.2 million to $1.8 million from $2.0 million for the three months ended June 30, 2023. Selling, general and administrative expense for the six months ended June 30, 2024 decreased $0.6 million to $3.7 million from $4.3 million for the six months ended June 30, 2023. The decreases were primarily driven by a decrease in salaries and benefits expense as a result of a reduction in headcount.

Other operating loss (income): Other operating loss (income) for the six months ended June 30, 2024 decreased $0.4 million to a loss of $0.1 million from income of $0.3 million for the six months ended June 30, 2023. Other income for the six months ended June 30, 2023 was comprised of reimbursements from the Federal Communications Commission (the "FCC") for certain station modification costs.

Non-Operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Selling, general and administrative	$2.8	$3.8	$(1.0)	$6.0	$7.8	$(1.8)
Depreciation and amortization	0.1	0.1	—	0.1	0.1	—
Other operating (income) loss	(0.1)	—	(0.1)	0.2	—	0.2
Loss from operations	$(2.8)	$(3.9)	$1.1	$(6.3)	$(7.9)	$1.6

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2024 decreased $1.0 million to $2.8 million from $3.8 million for the three months ended June 30, 2023, primarily driven by decreases in compensation-related expenses, including reductions in bonus and stock-based compensation expense due to headcount changes, and a decrease in legal fees.

Selling, general and administrative expenses for the six months ended June 30, 2024 decreased $1.8 million to $6.0 million from $7.8 million for the six months ended June 30, 2023, primarily driven by decreases in compensation-related expenses, including reductions in bonus and stock-based compensation expense due to headcount changes, and a decrease in consulting fees.

Other operating (income) loss: Other operating (income) loss for the six months ended June 30, 2024 increased to a loss of $0.2 million from zero for the six months ended June 30, 2023, primarily driven by lease termination costs for two leases the Company exited in the current period.

Loss from Equity Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Life Sciences	$(1.1)	$(0.3)	$(0.8)	$(2.3)	$(4.0)	$1.7
Other	—	—	—	—	(0.3)	0.3
Loss from equity investees	$(1.1)	$(0.3)	$(0.8)	$(2.3)	$(4.3)	$2.0

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended June 30, 2024 increased $0.8 million to $1.1 million from $0.3 million for the three months ended June 30, 2023. The increase in loss from equity investees was primarily due to an increase in losses from MediBeacon as a result of additional convertible note investments in MediBeacon by Pansend during the three months ended June 30, 2024, which increased Pansend's basis in MediBeacon by $1.1 million and Pansend recognized $1.1 million of equity method losses which were previously unrecognized. Pansend made no convertible note investments during the comparable period. The increase in loss from equity investees from MediBeacon was partially offset by a decrease in loss as a result of the partial sale of Triple Ring subsequent to the comparable period, which resulted in our investment in Triple Ring no longer being accounted for using the equity method of accounting and therefore no equity method losses for Triple Ring were recognized in the current period.

Loss from equity investees within our Life Sciences segment for the six months ended June 30, 2024 decreased $1.7 million to $2.3 million from $4.0 million for the six months ended June 30, 2023. The decrease in loss from equity investees was primarily due to a reduction in losses from MediBeacon, primarily due to an unrepeated equity transaction with Huadong in the comparable period, which resulted in a $3.8 million increase in Pansend's basis in MediBeacon and a corresponding $3.8 million of additional equity method losses that were previously unrecognized, whereas, during the six months ended June 30, 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $2.3 million and Pansend recognized $2.3 million of equity method losses which were previously unrecognized. As of both June 30, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero and Pansend had unrecognized losses from this investment. Also contributing to the decrease in loss from equity investees was the partial sale of Triple Ring subsequent to the comparable period, which resulted in our investment in Triple Ring no longer being accounted for under the equity method of accounting and therefore no equity method losses for Triple Ring were recognized in the current period.

Other: Loss from equity investees within our Other segment for the six months ended June 30, 2024 decreased $0.3 million to zero from a loss of $0.3 million for the six months ended June 30, 2023. Loss from equity investees for the six months ended June 30, 2023 was driven by our previous investment in HMN, which was sold on March 6, 2023 and had losses for the approximately two months of ownership in 2023.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; restructuring and exit costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Infrastructure	$32.5	$23.5	$9.0	$50.8	$39.8	$11.0
Life Sciences	(4.8)	(3.9)	(0.9)	(9.0)	(11.7)	2.7
Spectrum	1.5	0.8	0.7	3.1	1.2	1.9
Non-Operating Corporate	(2.5)	(3.4)	0.9	(5.4)	(6.9)	1.5
Other and Eliminations	—	(0.5)	0.5	—	(1.0)	1.0
Adjusted EBITDA	$26.7	$16.5	$10.2	$39.5	$21.4	$18.1

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp to Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

(in millions)	Three months ended June 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$21.0	$(3.8)	$(5.0)	$2.1	$0.1	$14.4
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.9	0.1	1.3	0.1	—	4.4
Depreciation and amortization (included in cost of revenue)	3.8	0.1	—	—	—	3.9
Other operating (income) loss	(10.5)	—	0.1	(0.1)	—	(10.5)
Interest expense	2.0	1.0	3.4	10.1	—	16.5
Other (income) expense, net	(0.3)	(0.3)	2.1	(1.6)	(0.1)	(0.2)
Income tax expense (benefit)	10.9	—	—	(13.4)	—	(2.5)
Non-controlling interest	2.0	(2.0)	(0.5)	—	—	(0.5)
Share-based compensation expense	—	0.1	—	0.3	—	0.4
Restructuring and exit costs	0.7	—	—	—	—	0.7
Acquisition and disposition costs	—	—	0.1	—	—	0.1
Adjusted EBITDA	$32.5	$(4.8)	$1.5	$(2.5)	$—	$26.7

(in millions)	Three months ended June 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$7.0	$(2.9)	$(5.3)	$(8.2)	$(0.5)	$(9.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	4.1	0.1	1.3	0.1	—	5.6
Depreciation and amortization (included in cost of revenue)	4.0	0.1	—	—	—	4.1
Other operating loss	0.1	—	—	—	—	0.1
Interest expense	3.4	0.7	3.4	8.8	—	16.3
Other (income) expense, net	(0.3)	(0.1)	1.9	(1.9)	0.1	(0.3)
Income tax expense (benefit)	3.8	—	—	(2.6)	—	1.2
Non-controlling interest	0.7	(1.9)	(0.6)	—	—	(1.8)
Share-based compensation expense	—	0.1	—	0.6	—	0.7
Restructuring and exit costs	0.5	—	—	—	—	0.5
Acquisition and disposition costs	0.2	—	0.1	(0.2)	(0.1)	—
Adjusted EBITDA	$23.5	$(3.9)	$0.8	$(3.4)	$(0.5)	$16.5

Infrastructure: Net income from our Infrastructure segment for the three months ended June 30, 2024 increased $14.0 million to $21.0 million from $7.0 million for the three months ended June 30, 2023. Adjusted EBITDA from our Infrastructure segment for the three months ended June 30, 2024 increased $9.0 million to $32.5 million from $23.5 million for the three months ended June 30, 2023. The increase in Adjusted EBITDA was primarily driven by higher margins on certain large commercial construction projects that are now at or near completion in the current period at DBMG's commercial structural steel fabrication and erection business. This increase was partially offset by a decrease in margins at Banker Steel due to timing of completion of a large commercial construction project and an increase in recurring SG&A expenses primarily as a result of an increase in compensation-related expenses and accounting-related costs, partially offset by a decrease in legal and consulting fees.

Life Sciences: Net loss from our Life Sciences segment for the three months ended June 30, 2024 increased $0.9 million to $3.8 million from $2.9 million for the three months ended June 30, 2023. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2024 increased $0.9 million to $4.8 million from $3.9 million for the three months ended June 30, 2023. The increase in Adjusted EBITDA loss was primarily due to an increase in losses from MediBeacon as a result of additional convertible note investments in MediBeacon by Pansend during the three months ended June 30, 2024, which increased Pansend's basis in MediBeacon by $1.1 million and Pansend recognized $1.1 million of equity method losses which were previously unrecognized. Pansend made no convertible note investments during the comparable period. The increase in Adjusted EBITDA loss was partially offset by a decrease in loss as a result of the partial sale of Triple Ring subsequent to the comparable period, which resulted in our investment in Triple Ring no longer being accounted for using the equity method of accounting and, therefore, no equity method losses were recognized in the current period. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for additional information on our equity investments.

Spectrum: Net loss from our Spectrum segment for the three months ended June 30, 2024 decreased $0.3 million to $5.0 million from $5.3 million for the three months ended June 30, 2023. Adjusted EBITDA from our Spectrum segment for the three months ended June 30, 2024 increased $0.7 million to $1.5 million from $0.8 million for the three months ended June 30, 2023. The increase in Adjusted EBITDA was primarily due to an increase in revenue driven by network launches and expanded coverage with existing customers, which was partially offset by the termination of a number of smaller networks and individual markets subsequent to the comparable period.

Non-Operating Corporate: Net income (loss) from our Non-Operating Corporate segment for the three months ended June 30, 2024 increased $10.3 million to income of $2.1 million from a loss $8.2 million for the three months ended June 30, 2023. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended June 30, 2024 decreased $0.9 million to $2.5 million from $3.4 million for the three months ended June 30, 2023. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in compensation-related expenses, due to headcount changes, and a decrease in legal fees.

Other and Eliminations: Net income (loss) from our Other segment and Eliminations for the three months ended June 30, 2024 increased $0.6 million to income of $0.1 million from a loss of $0.5 million for the three months ended June 30, 2023. Adjusted EBITDA loss from our Other segment for the three months ended June 30, 2024 decreased $0.5 million to zero from an Adjusted EBITDA loss of $0.5 million for the three months ended June 30, 2023. The decrease in Adjusted EBITDA loss was driven primarily by unrepeated severance related expense at TIC Holdco, Inc. in the previous period.

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp to Adjusted EBITDA for the six months ended June 30, 2024 and 2023:

(in millions)	Six months ended June 30 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$25.4	$(8.3)	$(9.8)	$(10.4)	$0.1	$(3.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.9	0.2	2.6	0.1	—	8.8
Depreciation and amortization (included in cost of revenue)	7.8	0.1	—	—	—	7.9
Other operating (income) loss	(8.9)	—	0.1	0.2	—	(8.6)
Interest expense	4.7	1.9	6.8	20.3	—	33.7
Other (income) expense, net	(1.1)	1.7	4.1	(3.6)	(0.1)	1.0
Income tax expense (benefit)	13.4	—	—	(12.6)	—	0.8
Non-controlling interest	2.4	(4.8)	(0.8)	—	—	(3.2)
Share-based compensation expense	—	0.2	—	0.6	—	0.8
Restructuring and exit costs	1.2	—	—	—	—	1.2
Acquisition and disposition costs	—	—	0.1	—	—	0.1
Adjusted EBITDA	$50.8	$(9.0)	$3.1	$(5.4)	$—	$39.5

(in millions)	Six Months Ended June 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$9.0	$(5.7)	$(10.3)	$(20.1)	$8.2	$(18.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	9.0	0.2	2.6	0.1	—	11.9
Depreciation and amortization (included in cost of revenue)	7.9	0.1	—	—	—	8.0
Other operating income	—	—	(0.3)	—	—	(0.3)
Interest expense	6.8	1.2	6.6	17.3	—	31.9
Other (income) expense, net	(0.5)	(4.0)	3.7	(3.5)	(12.5)	(16.8)
Income tax expense (benefit)	4.9	—	—	(1.6)	(1.2)	2.1
Non-controlling interest	0.9	(3.8)	(1.2)	—	3.3	(0.8)
Share-based compensation expense	—	0.3	—	0.9	—	1.2
Restructuring and exit costs	1.0	—	—	—	—	1.0
Acquisition and disposition costs	0.8	—	0.1	—	1.2	2.1
Adjusted EBITDA	$39.8	$(11.7)	$1.2	$(6.9)	$(1.0)	$21.4

Infrastructure: Net income from our Infrastructure segment for the six months ended June 30, 2024 increased $16.4 million to $25.4 million from $9.0 million for the six months ended June 30, 2023. Adjusted EBITDA from our Infrastructure segment for the six months ended June 30, 2024 increased $11.0 million to $50.8 million from $39.8 million for the six months ended June 30, 2023. The increase in Adjusted EBITDA was primarily driven by higher margins on certain large commercial construction projects that are now at or near completion in the current period at DBMG's commercial structural steel fabrication and erection and the industrial maintenance and repair businesses, which was partially offset by a decrease in margins at Banker Steel due to timing of completion of a large commercial construction project and an increase in recurring SG&A, primarily as a result of compensation-related expenses.

Life Sciences: Net loss from our Life Sciences segment for the six months ended June 30, 2024 increased $2.6 million to $8.3 million from $5.7 million for the six months ended June 30, 2023. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2024 decreased $2.7 million to $9.0 million from $11.7 million for the six months ended June 30, 2023. The decrease in Adjusted EBITDA loss was primarily due to lower equity method losses recognized from our investment in MediBeacon primarily due to an unrepeated equity transaction with Huadong in the comparable period, which resulted in a $3.8 million increase in Pansend's basis in MediBeacon and a corresponding $3.8 million of additional equity method losses that were previously unrecognized, whereas, during the six months ended June 30, 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $2.3 million and Pansend recognized $2.3 million of equity method losses which were previously unrecognized. As of both June 30, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero and Pansend had unrecognized losses from this investment. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for additional information on our equity investments. Additionally contributing to the decrease in Adjusted EBITDA loss was R2 Technologies, driven by an increase in revenue primarily due to an increase in Glacial fx unit sales, which launched in the second half of 2023, an increase in Glacial Rx unit sales and a decrease in SG&A expenses as a result of cost reduction initiatives.

Spectrum: Net loss from our Spectrum segment for the six months ended June 30, 2024 decreased $0.5 million to $9.8 million from $10.3 million for the six months ended June 30, 2023. Adjusted EBITDA from our Spectrum segment for the six months ended June 30, 2024 increased $1.9 million to $3.1 million from $1.2 million for the six months ended June 30, 2023. The increase in Adjusted EBITDA was primarily due to an increase in revenue primarily driven by network launches and expanded coverage with existing customers, as well as a decrease in salaries and benefits expense. This was partially offset by the termination of a number of smaller networks and individual markets subsequent to the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the six months ended June 30, 2024 decreased $9.7 million to $10.4 million from $20.1 million for the six months ended June 30, 2023. Adjusted EBITDA loss from our Non-Operating Corporate segment for the six months ended June 30, 2024 decreased $1.5 million to $5.4 million from $6.9 million for the six months ended June 30, 2023. The decrease in Adjusted EBITDA loss was primarily driven by decreases in compensation-related expenses, due to headcount changes, and a decrease in consulting fees.

Other and Eliminations: Net income from our Other segment and Eliminations for the six months ended June 30, 2024 decreased $8.1 million to $0.1 million from $8.2 million for the six months ended June 30, 2023. Adjusted EBITDA losses from our Other segment for the six months ended June 30, 2024 decreased $1.0 million to zero from an Adjusted EBITDA loss of $1.0 million for the six months ended June 30, 2023. The decrease in Adjusted EBITDA loss was driven primarily by unrepeated severance related expenses at TIC Holdco, Inc. in the previous period and our previous investment in HMN, which was sold on March 6, 2023 and had equity method losses for the approximately two months of ownership in 2023.

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

Infrastructure Segment

As of June 30, 2024, DBMG's backlog was $822.7 million, consisting of $673.8 million under contracts or purchase orders and $148.9 million under letters of intent or notices to proceed. Approximately $364.1 million, representing 44.3% of DBMG’s backlog as of June 30, 2024, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $7.1 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

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

On a consolidated basis, as of June 30, 2024, we had $80.2 million of cash and cash equivalents, excluding restricted cash, compared to $80.8 million as of December 31, 2023. On a stand-alone basis, as of June 30, 2024, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $43.6 million compared to $2.5 million as of December 31, 2023.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of June 30, 2024, we had $698.0 million of principal indebtedness on a consolidated basis compared to $722.8 million as of December 31, 2023, a net decrease of $24.8 million, which was primarily due to a $25.0 million net decrease in debt at our Infrastructure segment and a $4.1 million decrease in debt at our Non-Operating Corporate segment, partially offset by the issuance of additional debt at R2 Technologies in principal amount of $4.3 million.

On a stand-alone basis, our Non-Operating Corporate segment indebtedness was $432.8 million and $436.9 million as of June 30, 2024 and December 31, 2023, respectively, a decrease of $4.1 million driven by a partial redemption payment of $4.1 million of the CGIC Unsecured Note on April 26, 2024. The June 30, 2024 indebtedness balance consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $51.8 million aggregate principal amount of 2026 Convertible Notes, $31.0 million remaining principal amount of the CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note increased from 9.0% per annum to 16.0% per annum on May 9, 2024 and will increase from 16.0% per annum to 32.0% per annum on May 9, 2025.

We are required to make dividend payments on our outstanding Series A-3 and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received $2.8 million and $6.6 million in net tax sharing payments from our Infrastructure segment for the three and six months ended June 30, 2024, respectively. In addition, DBMG redeemed the intercompany $41.8 million DBMG Series A Preferred Stock from DBMGi on June 28, 2024 for $41.8 million in cash, which was remitted to INNOVATE Corp. DBM Global Intermediate Holdco Inc. ("DBMGi") is a 100% owned subsidiary of INNOVATE Corp. and all intercompany transactions are eliminated on consolidation.

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

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the New York Stock Exchange ("NYSE"), in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") which was to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 5,306,105 shares of common stock. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which have been capitalized into Additional paid in capital ("APIC"). INNOVATE expects to use the net proceeds from the Rights Offering for general corporate purposes, including debt service and for working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and consequently, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital were greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock were not allowed to be converted until stockholder approval of such issuance was obtained. On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock, held by Lancer Capital, were converted into 44,693,895 of INNOVATE's common stock. See Note 15. Equity and Temporary Equity for additional information.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Infrastructure	$2.7	$4.0	$7.9	$7.0
Life Sciences	—	0.2	0.1	0.3
Spectrum	0.4	0.3	0.7	0.6
Non-Operating Corporate	—	—	—	0.3
Total	$3.1	$4.5	$8.7	$8.2

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

2026 Convertible Notes - Terms and Conditions

As of June 30, 2024, we had $51.8 million 2026 Convertible Notes outstanding. The 2026 Convertible Notes were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year.

Subsequent to quarter end, in July 2024, we repurchased $2.9 million principal amount of our 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million.

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

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of June 30, 2024. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD. The maturity date of the Revolving Line of Credit is March 16, 2025. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million. On May 6, 2024, the Company and MSD extended the maturity date of its Revolving Line of Credit from March 16, 2025 to May 16, 2025.

For additional information on the terms and conditions of the Revolving Line of Credit, including guarantees and ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024.

CGIC Unsecured Note

On May 9, 2023, in connection with the redemption of the DBMGi Series A Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bears interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. As a result of the closing of the Rights Offering and Concurrent Private placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. On April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note. Refer to Note 15. Temporary Equity and Equity and to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024, as well as Note 15. Equity and Temporary Equity included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional details regarding the $4.1 million partial redemption.

Infrastructure

DBMG and Banker Steel, jointly and severally, had a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. During the six months ended June 30, 2024, DBMG made $5.0 million in scheduled payments on the 4.0% note. The 4.0% note expired March 31, 2024 and was fully redeemed on April 2, 2024.

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment adds an incremental separate term loan of $25.0 million to the existing credit facility, with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial $78.0 million UMB term loan.

Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q which is incorporated herein by reference, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

As of June 30, 2024, our Life Sciences segment has aggregate principal outstanding debt of $21.7 million.

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance.

The new 20% note also includes an exit fee payable upon the earliest of the maturity date, the acceleration date of the principal amount of the note, for any reason as defined in the agreement, or the date upon which any prepayment is made. As a result of the addition of the exit fee effective January 31, 2024, the transaction was determined to be an extinguishment of debt under ASC 470-50 Debt - Modifications and Extinguishments, and the exit fee payable to the existing lender of $2.2 million was included as a loss on debt extinguishment within Other income (expense), net in the Condensed Consolidated Statement of Operations. The exit fee, as subsequently amended in the second quarter of 2024, is equal to 10.88% of the principal amount being repaid. As of June 30, 2024, the accrued exit fee was $2.2 million and was included within Accrued liabilities on the Condensed Consolidated Balance Sheet.

Interest on the note accrues at 20% per annum and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. Interest expense related to the note(s) with Lancer Capital was $1.0 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively and was $1.9 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. In accordance with the note agreement, all unpaid accrued interest of $1.7 million which was incurred subsequent to January 31, 2024, was capitalized into the principal balance during the six months ended June 30, 2024, and there was no amount reflected within accrued interest payable as of June 30, 2024. As of December 31, 2023, accrued interest payable, which had not yet been capitalized into the principal balance, was $2.4 million.

The original maturity date of the new $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The note has subsequently been further extended to December 31, 2024. The exit fee as of June 30, 2024, as amended, is equal to 10.88% of the principal amount being repaid and increases by 0.17% each month thereafter until maturity. Beginning July 31, 2024, if all outstanding amounts pursuant to the note are not prepaid in full, an additional exit fee of $1.0 million will be payable, increasing by $1.0 million each month until maturity. The Company shall pay the additional exit fee on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. Refer to Note 16. Related Parties in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information on R2 Technologies' related party debt transactions.

Spectrum

As of June 30, 2024, our Spectrum segment has aggregate principal outstanding debt of $69.7 million.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 2026 Senior Secured Notes and all other Debt, including Convertible Series A-3 and Series A-4 Preferred Stock mandatory cash dividends or any other mandatory cash pay Series A-3 and Series A-4 Preferred Stock but excluding any obligation to pay interest on Series A-3 and Series A-4 Preferred Stock or any other mandatory cash payments on Series A-3 and Series A-4 Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of June 30, 2024, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of June 30, 2024, the Company was in compliance with this covenant.

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

The UMB Term Loans and Revolving Line with UMB associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in the agreement.

As of June 30, 2024, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Six Months Ended June 30,		Increase / (Decrease)
	2024	2023
Cash used in operating activities	(3.9)	(60.8)	56.9
Cash (used in) provided by investing activities	(0.7)	46.7	(47.4)
Cash provided by (used in) financing activities	4.6	(37.3)	41.9
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	(0.6)	—
Net decrease in cash and cash equivalents, including restricted cash	$(0.6)	$(52.0)	$51.4

Operating Activities

Cash used in operating activities was $3.9 million for the six months ended June 30, 2024, as compared to $60.8 million for the six months ended June 30, 2023, an improvement of $56.9 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the six months ended June 30, 2024, the improvement in operating cash flows was primarily due to an improvement in working capital cash flows at our Infrastructure segment, primarily from changes in contract-related assets and liabilities, accounts receivable and accounts payable, as well as from an increase in operating income primarily at our Infrastructure segment and improvements in operating cash flows at our Non-Operating Corporate and Other segments, driven by reductions in operating expenses.

Investing Activities

Cash used in investing activities was $0.7 million for the six months ended June 30, 2024, as compared to cash provided by investing activities of $46.7 million for the six months ended June 30, 2023, a decrease of $47.4 million. The decline was primarily driven by the $54.2 million of gross cash proceeds received in the prior period from the sale of New Saxon's 19% investment in HMN on March 6, 2023. For the six months ended June 30, 2024, proceeds from the disposal of PPE were $9.8 million which related to a plant closure at our Infrastructure segment, as compared to $0.3 million for the six months ended June 30, 2023. Capital expenditures for the six months ended June 30, 2024 were $8.7 million, as compared to $8.2 million for the six months ended June 30, 2023, an increase in cash used of $0.5 million primarily due to the purchase of land and new software implementation by our Infrastructure segment. Additionally, loans made by our Life Sciences segment to MediBeacon totaled $2.3 million for the six months ended June 30, 2024 as compared to none for the six months ended June 30, 2023.

Financing Activities

Cash provided by financing activities was $4.6 million for the six months ended June 30, 2024, as compared to cash used in financing activities of $37.3 million for the six months ended June 30, 2023, an improvement in financing cash flows of $41.9 million. The improvement was primarily driven by our Non-Operating Corporate segment, which received $33.2 million in net proceeds in the current period from the Rights Offering and Concurrent Private Placement. In addition, during the six months ended June 30, 2023, we made $15.9 million in distributions to non-controlling interests and redeemable non-controlling interests related to the sale of New Saxon's 19% investment in HMN on March 6, 2023, and dividend payments decreased by $1.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to the repurchase by our Corporate Segment of our DBMGi Series A Preferred Stock on May 9, 2023 from CGIC which was subsequently eliminated in consolidation. These improvements in financing cash flows were partially offset by a $28.0 million increase in net outflows from revolving credit line activity for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, which is comprised of a $35.0 million increase in net payments on our Infrastructure segment's Revolving Line with UMB, partially offset by a $7.0 million decrease in net repayments on our Non-Operating Corporate segment's Revolving Line of Credit. In addition, for the six months ended June 30, 2024, net cash inflows from other debt obligations increased by $12.6 million, primarily driven by the incremental separate term loan of $25.0 million at our Infrastructure segment, partially offset by a $4.1 million repayment on the CGIC Unsecured Note at our Corporate Non-Segment in the current period, an increase in net repayments on other debt obligations at our Infrastructure segment and a decrease in proceeds from other debt obligations at our Life Sciences segment.

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

DBMG is required to make monthly or quarterly interest payments on all of its debt. Based upon the June 30, 2024 debt balance, DBMG anticipates that its interest payments will be approximately $2.5 million for each quarter of 2024.

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

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended June 30, 2024. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 6, 2024.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties of our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
•the anticipated Reverse Stock Split may not result in a proportional increase in the per share price of our common stock;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2023 Form 10-K, which was filed with the SEC on March 6, 2024. See "Risk Factors" in Item 1A of Part I of such Fiscal Year 2023 Form 10-K for a complete description of the material risks we face.

Risks Relating to our Common Stock

We may not meet the continued listing requirements of the NYSE, which could result in a delisting of our common stock.

As previously reported, on February 26, 2024, we received a notification letter from the NYSE notifying us that the closing price for our common stock had been below $1.00 for the previous 30 consecutive trading days and that we therefore are “below criteria” for continued listing on the NYSE and subject to the procedures outlined in Sections 801 and 802 of the NYSE Listed Company Manual. The notification provided us with a cure period of six months, or until August 26, 2024, in which to regain compliance. To regain compliance, the closing price of our common stock must be at least $1.00 and the average closing price of our common stock over the preceding 30 trading days must be at least $1.00, and in such case, the NYSE will provide us with written confirmation of compliance.

The Company held its annual meeting of stockholders on June 18, 2024, where the Company’s stockholders approved a reverse stock split of the Company's common stock, par value $0.001 per share, at a ratio within a range of 1-for-2 and 1-for-10 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. On July 4, 2024, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-10 ratio (the “Reverse Stock Split”) and approved the filing of a certificate of amendment (the “Certificate of Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split. The Company intends to file the Certificate of Amendment with the Delaware Secretary of State on August 8, 2024 to effect the Reverse Stock Split. The Reverse Stock Split should have the immediate effect of increasing the price of our common stock on the NYSE, therefore reducing the risk that our common stock could be delisted from the NYSE.

Although the Company expects the Reverse Stock Split to restore our compliance with the NYSE listing requirements, we can provide no assurance that it will have the expected result. If the NYSE delists our common stock from trading on its exchange for failure to meet NYSE listing standards for continued listing, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares or issue our shares as consideration in acquisitions could be severely limited. Additionally, we may not be able to list our common stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the six months ended June 30, 2024, there were no shares withheld in connection with the vesting of employee equity awards.

Unregistered Sales of Equity Securities

Series C Private Placement

On March 28, 2024, the Company issued and sold 25,000 shares of its Series C Non-Voting Participating Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) for the aggregate purchase price of $25.0 million to Lancer Capital LLC (“Lancer Capital”), an investment fund led by Avram A. Glazer, the Chairman of the Company’s board of directors, pursuant to that Investment Agreement dated as of March 5, 2024 (the “Investment Agreement”) by and between the Company and Lancer Capital. The related Rights Offering and the Company’s entry into the Investment Agreement was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 6, 2024.

On April 24, 2024, in connection with the closing of the Rights Offering, the Company sold approximately 6,286 additional shares of Series C Preferred Stock to Lancer Capital in consideration of Lancer Capital funding $6.3 million pursuant to the Investment Agreement.

On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock, held by Lancer Capital, were converted into 44,693,895 of INNOVATE's common stock.

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

Use of Proceeds

The Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement (inclusive of the $31.3 million from Lancer Capital discussed above) and incurred $1.8 million in dealer manager fees and other related costs. INNOVATE is utilizing and expects to continue to use the net proceeds from the Rights Offering and Concurrent Series C Private Placement for general corporate purposes, including debt service and working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

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

3.1
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of INNOVATE Corp., dated June 18, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 20, 2024) (File No. 001-35210)

10.1
Amendment of Senior Secured Promissory Note dated effective as of April 30, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 5, 2024) (File No. 001-35210).

10.2
INNOVATE Corp. Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to INNOVATE's Definitive Proxy Statement, filed on April 29, 2024) (File No. 001-35210).

10.3
Collateral Trust Agreement dated as of November 20, 2018 among HC2 Holdings, Inc., the other Grantors from time to time party hereto, U.S. Bank National Association, as Trustee under the Indenture and U.S. Bank National Association, as Collateral Trustee (filed herewith)

10.4	Amendment No. 1 to Collateral Trust Agreement, dated as of February 1, 2021, to the Collateral Trust Agreement, dated as of November 20, 2018 (the "Collateral Trust Agreement") (filed herewith)

10.5	Collateral Trust Joinder - Additional Pari Passu Obligations dated February 1, 2024 (filed herewith)

10.6	Third Amendment to Credit Agreement dated as of June 28, 2024, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 hereto and UMB BANK, N.A. (filed herewith)

10.7	Amendment No. 2 of Senior Secured Promissory Note dated effective as of May 17, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline extensible business reporting language (XBRL): (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 7, 2024