Form 10-Q
period 2024-09-30
INNOVATE Corp.
filed 2024-11-06
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of November 1, 2024, 13,261,379 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$242.2	$375.3	$870.5	$1,062.0
Cost of revenue	194.0	316.6	708.1	907.1
Gross profit	48.2	58.7	162.4	154.9
Operating expenses:
Selling, general and administrative	37.4	43.8	119.8	126.6
Depreciation and amortization	4.4	4.0	13.2	15.9
Other operating loss (income)	0.5	0.2	(8.1)	(0.1)
Income from operations	5.9	10.7	37.5	12.5
Other (expense) income:
Interest expense	(21.2)	(17.1)	(54.9)	(49.0)
Loss from equity investees	—	(1.5)	(2.3)	(5.8)
Other income, net	2.2	0.4	1.2	17.2
Loss from operations before income taxes	(13.1)	(7.5)	(18.5)	(25.1)
Income tax expense	(3.1)	(1.1)	(3.9)	(3.2)
Net loss	(16.2)	(8.6)	(22.4)	(28.3)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.2	1.6	4.4	2.4
Net loss attributable to INNOVATE Corp.	(15.0)	(7.0)	(18.0)	(25.9)
Less: Preferred dividends	0.3	0.3	0.9	2.1
Net loss attributable to common stockholders and participating preferred stockholders	$(15.3)	$(7.3)	$(18.9)	$(28.0)

Loss per common share - basic and diluted (1)	$(1.18)	$(0.93)	$(1.69)	$(3.59)

Weighted average common shares outstanding - basic and diluted (1)	12,966,322	7,841,847	9,928,679	7,801,240
(1) Basic and diluted loss per common share and weighted average common shares outstanding for the three and nine months ended September 30, 2023, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(16.2)	$(8.6)	$(22.4)	$(28.3)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1.0	(0.8)	0.3	(1.9)
Disposition of equity method investment, net of tax	—	—	—	(9.1)
Other comprehensive income (loss)	$1.0	$(0.8)	$0.3	$(11.0)
Comprehensive loss	(15.2)	(9.4)	(22.1)	(39.3)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	1.1	1.6	4.4	5.1
Comprehensive loss attributable to INNOVATE Corp.	$(14.1)	$(7.8)	$(17.7)	$(34.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	September 30, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$51.0	$80.8
Accounts receivable, net	190.8	278.4
Contract assets	113.8	118.6
Inventory	21.0	22.4
Assets held for sale	7.3	3.1
Other current assets	16.0	14.6
Total current assets	399.9	517.9
Investments	1.8	1.8
Deferred tax asset	2.0	2.0
Property, plant and equipment, net	132.6	154.6
Goodwill	127.1	127.1
Intangibles, net	173.4	178.9
Other assets	60.4	61.3
Total assets	$897.2	$1,043.6
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$83.7	$142.9
Accrued liabilities	93.3	70.8
Current portion of debt obligations	189.2	30.5
Contract liabilities	85.5	153.5
Other current liabilities	16.3	16.1
Total current liabilities	468.0	413.8
Deferred tax liability	4.3	4.1
Debt obligations	502.4	679.3
Other liabilities	47.8	82.7
Total liabilities	1,022.5	1,179.9
Commitments and contingencies
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	16.1	16.4
Shares authorized: 20,000,000 as of both September 30, 2024, and December 31, 2023
Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4 as of both September 30, 2024, and December 31, 2023
Redeemable non-controlling interest	(0.3)	(1.0)
Total temporary equity	15.8	15.4
Stockholders’ deficit
Common stock, $0.001 par value	—	0.1
Shares authorized: 250,000,000 and 160,000,000 as of September 30, 2024, and December 31, 2023, respectively
Shares issued: 13,314,857 and 8,072,300 as of September 30, 2024, and December 31, 2023, respectively (1)
Shares outstanding: 13,166,057 and 7,923,500 as of September 30, 2024, and December 31, 2023, respectively (1)
Additional paid-in capital	348.4	328.2
Treasury stock, at cost: 148,800 shares as of both September 30, 2024, and December 31, 2023 (1)	(5.4)	(5.4)
Accumulated deficit	(505.3)	(487.3)
Accumulated other comprehensive loss	(0.8)	(1.1)
Total INNOVATE Corp. stockholders’ deficit	(163.1)	(165.5)
Non-controlling interest	22.0	13.8
Total stockholders’ deficit	(141.1)	(151.7)
Total liabilities, temporary equity and stockholders’ deficit	$897.2	$1,043.6
(1) Shares issued and shares outstanding as of December 31, 2023, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares (a) (thousands)	Amount
Balance as of June 30, 2024	13,053.0	$0.1	$348.3	$(5.4)	$(490.3)	$(1.7)	$(149.0)	$22.9	$(126.1)	$15.9
Share-based compensation	—	—	0.3	—	—	—	0.3	—	0.3	—
Preferred stock dividends	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)	—
Reverse stock split	113.1	(0.1)	0.1	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	0.1	0.1	—
Net loss	—	—	—	—	(15.0)	—	(15.0)	(1.1)	(16.1)	(0.1)
Other comprehensive income	—	—	—	—	—	0.9	0.9	0.1	1.0	—
Balance as of September 30, 2024	13,166.1	$—	$348.4	$(5.4)	$(505.3)	$(0.8)	$(163.1)	$22.0	$(141.1)	$15.8

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares (a) (thousands)	Amount
Balance as of December 31, 2023	7,923.5	$0.1	$328.2	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)	$15.4
Share-based compensation	—	—	1.1	—	—	—	1.1	—	1.1	—
Preferred stock dividends	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)	(0.3)
Issuance of common stock	129.5	—	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	—	—	—	—	—	—	—	—	—	31.3
Rights offering, net of transaction costs	530.6	—	1.9	—	—	—	1.9	—	1.9	—
Series C Preferred Share Conversion	4,469.4	—	31.3	—	—	—	31.3	—	31.3	(31.3)
Reverse stock split	113.1	(0.1)	0.1	—	—	—	—	—	—	—
Effect of Series D investment in R2 Technologies	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)	1.1
Transactions with non-controlling interests	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)	0.1
Net loss	—	—	—	—	(18.0)	—	(18.0)	(3.9)	(21.9)	(0.5)
Other comprehensive income	—	—	—	—	—	0.3	0.3	—	0.3	—
Balance as of September 30, 2024	13,166.1	$—	$348.4	$(5.4)	$(505.3)	$(0.8)	$(163.1)	$22.0	$(141.1)	$15.8

(a) The number of shares has been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024. Refer to Note 2. Summary of Significant Accounting Policies.
(b) Inclusive of other comprehensive income (loss), foreign currency cumulative translation adjustments totaled a loss of $2.1 million as of September 30, 2024.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares (a) (thousands)	Amount
Balance as of June 30, 2023	7,923.5	$0.1	$327.0	$(5.4)	$(471.0)	$(1.6)	$(150.9)	$22.8	$(128.1)	$10.1
Share-based compensation	—	—	0.8	—	—	—	0.8	—	0.8	—
Preferred stock dividends	—	—	—	—	—	—	—	—	—	(0.3)
Transactions with non-controlling interests	—	—	—	—	—	—	—	(0.1)	(0.1)	0.1
Net loss	—	—	—	—	(7.0)	—	(7.0)	(0.1)	(7.1)	(1.5)
Other comprehensive (loss) income	—	—	—	—	—	(0.8)	(0.8)	0.1	(0.7)	(0.1)
Balance as of September 30, 2023	7,923.5	$0.1	$327.8	$(5.4)	$(478.0)	$(2.4)	$(157.9)	$22.7	$(135.2)	$8.3

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity	Temporary Equity
	Shares (a) (thousands)	Amount
Balance as of December 31, 2022	7,879.0	$0.1	$330.1	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)	$61.0
Share-based compensation	—	—	2.0	—	—	—	2.0	—	2.0	—
Taxes paid in lieu of shares issued for share-based compensation	(6.0)	—	—	(0.1)	—	—	(0.1)	—	(0.1)	—
Preferred stock dividends	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)	(0.9)
Issuance of common stock	50.5	—	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	—	(10.7)	(10.7)	(5.2)
Transactions with non-controlling interests	—	—	(3.0)	—	—	—	(3.0)	3.0	—	—
DBMGi preferred stock repurchase	—	—	—	—	—	—	—	—	—	(41.8)
Net (loss) income	—	—	—	—	(25.9)	—	(25.9)	2.0	(23.9)	(4.4)
Other comprehensive loss	—	—	—	—	—	(8.3)	(8.3)	(2.3)	(10.6)	(0.4)
Balance as of September 30, 2023	7,923.5	$0.1	$327.8	$(5.4)	$(478.0)	$(2.4)	$(157.9)	$22.7	$(135.2)	$8.3

(a) The number of shares has been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024. Refer to Note 2. Summary of Significant Accounting Policies.
(b) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $3.6 million as of September 30, 2023.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(22.4)	$(28.3)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation expense	1.1	2.0
Depreciation and amortization (including amounts in cost of revenue)	24.8	27.7
Gain on lease modification	(8.4)	—
Amortization of deferred financing costs and debt discount	5.6	4.8
Net loss on repurchase or extinguishment of debt	0.3	—
Loss from equity investees	2.3	5.8
Realized and unrealized gains on equity method investments	—	(16.0)
Asset impairment expense	—	0.6
Deferred income tax expense (benefit)	0.2	(5.3)
Other operating activities, net	(0.5)	1.3
Changes in assets and liabilities:
Accounts receivable	93.5	(37.4)
Contract assets	4.8	(5.9)
Other current assets	(1.5)	(2.5)
Inventory	1.4	0.3
Other assets	7.0	8.5
Accounts payable	(58.9)	(52.8)
Accrued liabilities	(3.2)	10.4
Contract liabilities	(68.0)	63.6
Other current liabilities	0.1	(8.7)
Other liabilities	(10.5)	(2.8)
Cash used in operating activities	(32.3)	(34.7)
Cash flows from investing activities
Purchase of property, plant and equipment	(11.8)	(13.9)
Proceeds from disposal of property, plant and equipment	9.9	1.5
Loans to equity method investee	(2.3)	(1.0)
Proceeds from sale of equity method investments	—	54.2
Cash paid for asset acquisitions	(0.3)	—
Other investing activities	0.5	0.4
Cash (used in) provided by investing activities	(4.0)	41.2
Cash flows from financing activities
Proceeds from rights offering and private placement, net of issuance costs	33.2	—
Proceeds from lines of credit	40.0	87.0
Payments on lines of credit	(65.0)	(77.0)
Proceeds from other debt obligations, net of deferred financing costs	24.8	5.3
Principal payments on other debt obligations and repurchase of debt	(25.7)	(20.8)
Purchase of preferred stock	—	(7.0)
Payments to non-controlling interests and redeemable non-controlling interests related to sale of equity method investment	—	(15.9)
Dividend payments	(0.9)	(1.8)
Other financing activities	—	(0.4)
Cash provided by (used in) financing activities	6.4	(30.6)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(1.0)
Net decrease in cash and cash equivalents, including restricted cash	(29.8)	(25.1)
Cash, cash equivalents and restricted cash, beginning of period	82.3	82.2
Cash, cash equivalents and restricted cash, end of period	$52.5	$57.1

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

2.The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains controlling interests of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee and 81.4% in R2 Technologies, Inc. ("R2 Technologies") (56.6% as of December 31, 2023), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of September 30, 2024, had a 45.9% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, a 1.7% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 6, 2024. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2024. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

Reverse Stock Split

On August 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”) following stockholder approval. The Reverse Stock Split became effective at 5:00 p.m. Eastern Standard Time. The Reverse Stock Split was implemented for the primary purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NYSE. As a result of the Reverse Stock Split, every ten shares of the Company’s common stock issued and outstanding were automatically reclassified and changed into one new share of the Company’s common stock, with whole shares issued for fractional shares. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and conversion of the Company’s outstanding convertible securities. The common stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not change the $0.001 par value per share of the common stock or the authorized number of shares of common stock or preferred stock. As a result of the Reverse Stock Split, the number of outstanding common shares was reduced from 130,529,931 to 13,166,057, inclusive of an additional 113,064 incremental whole shares issued for fractional shares.

Unless noted, all share and per share amounts of common stock, options and restricted stock and any associated debt or preferred stock conversion rates contained in the historical periods presented within these unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the one-for-ten Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Refer to Note 15. Equity and Temporary Equity for information relating to other adjustments resulting from the Reverse Stock Split.

Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of current debt at certain of the Company's subsidiaries as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next 12 months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The inability to refinance or extend the maturity of the current debt at the Company's subsidiaries, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including refinancing the debt at Broadcasting and DBMG, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

These unaudited Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, or expenses that may result if the Company is unable to continue as a going concern.

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

3. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Infrastructure	$232.8	$369.3	$845.9	$1,043.4
Life Sciences	3.0	0.6	5.7	1.8
Spectrum	6.4	5.4	18.9	16.8
Total revenue	$242.2	$375.3	$870.5	$1,062.0

Accounts receivables, net, from contracts with customers consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Infrastructure	$182.3	$271.5
Life Sciences	0.5	0.3
Spectrum	1.7	1.4
Total accounts receivables with customers	$184.5	$273.2

As of January 1, 2023, accounts receivable, net, from contracts with customers totaled $250.4 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Industrial	$64.7	$115.9	$242.5	$322.7
Commercial	57.1	100.6	230.9	311.4
Transportation	58.2	75.5	228.0	176.7
Healthcare	40.9	38.3	114.4	114.4
Convention	1.8	35.5	10.3	97.0
Government	3.9	1.6	5.6	8.2
Energy	1.9	1.0	5.7	7.0
Leisure	4.3	0.9	6.9	5.5
Total revenue from contracts with customers	$232.8	$369.3	$844.3	$1,042.9
Other revenue	—	—	1.6	0.5
Total Infrastructure segment revenue	$232.8	$369.3	$845.9	$1,043.4

Contract assets and contract liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Costs incurred on contracts in progress	$2,725.7	$2,811.8
Estimated earnings	471.8	510.1
Contract revenue earned on uncompleted contracts	3,197.5	3,321.9
Less: progress billings	3,169.2	3,356.8
	$28.3	$(34.9)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$113.8	$118.6
Contract liabilities	(85.5)	(153.5)
	$28.3	$(34.9)

	September 30, 2024	December 31, 2023

Cost in excess of billings and estimated earnings	$50.1	$73.8
Conditional retainage	63.7	44.8
Contract assets	$113.8	$118.6

Billings in excess of costs and estimated earnings	$(125.8)	$(229.3)
Conditional retainage	40.3	75.8
Contract liabilities	$(85.5)	$(153.5)

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

The change in contract assets during the nine months ended September 30, 2024, is a result of the recording of $63.6 million of contract assets driven by new commercial projects, offset by $68.4 million of contract assets transferred to receivables from contract assets recognized at the beginning of the period, including from certain large projects at or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the nine months ended September 30, 2024, is a result of the recording of periodic contract liabilities of $78.3 million driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the period in the amount of $146.3 million, including from certain large projects at or nearing completion.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of September 30, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Healthcare	$211.3	$105.3	$316.6
Commercial	204.6	4.4	209.0
Industrial	111.7	7.5	119.2
Transportation	134.0	75.3	209.3
Leisure	21.0	1.1	22.1
Government	14.7	—	14.7
Convention	11.0	—	11.0
Energy	2.1	—	2.1
Remaining unsatisfied performance obligations	$710.4	$193.6	$904.0

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 2.5 years.

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Systems and consumables revenue	$3.0	$0.6	$5.7	$1.8
Total Life Sciences segment revenue	$3.0	$0.6	$5.7	$1.8

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Broadcast station	$6.4	$5.4	$18.9	$16.2
Other	—	—	—	0.6
Total Spectrum segment revenue	$6.4	$5.4	$18.9	$16.8

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of September 30, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of $18.0 million of broadcast station revenues of which $9.6 million is expected to be recognized within one year and $8.4 million is expected to be recognized within the next 3 years.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Contracts in progress	$182.5	$271.7
Trade receivables	2.1	1.9
Other receivables	6.3	5.2
Allowance for expected credit losses	(0.1)	(0.4)
Total	$190.8	$278.4

As of January 1, 2023, accounts receivable, net totaled $254.9 million.

5. Inventory

Inventory consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Raw materials and consumables	$19.7	$21.0
Work in process	0.5	0.6
Finished goods	0.8	0.8
Total inventory	$21.0	$22.4

6. Investments

The carrying values of the Company's investments were as follows (in millions):

Date	Measurement Alternative	Equity Method	Fair Value	Total
September 30, 2024	$0.9	$0.9	$—	$1.8
December 31, 2023	$0.9	$0.9	$—	$1.8

The Company's investments as of both September 30, 2024, and December 31, 2023, were comprised of investments in MediBeacon, Triple Ring and Scaled Cell. The Company's investments in Scaled Cell and MediBeacon are measured using the equity method of accounting, and the Company's investment in Triple Ring is measured using the measurement alternative method. The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, Investments—Equity Securities, whereby the Company can elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value (net asset value) at its cost minus impairment, if any.

The Company's share of net losses from its equity method investments was zero and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and totaled $2.3 million and $5.8 million for the nine months ended September 30, 2024 and 2023, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend. During the nine months ended September 30, 2024, MediBeacon issued an aggregate $2.3 million of 12% convertible notes to Pansend with each note due to Pansend in three years from date of issuance. As a result of these note issuances with MediBeacon, during the nine months ended September 30, 2024, Pansend recognized $2.3 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. As of September 30, 2024, MediBeacon's total outstanding principal due to Pansend was $12.0 million.

Interest income earned by Pansend from the MediBeacon notes totaled $0.3 million and $0.1 million, for the three months ended September 30, 2024 and 2023, respectively, and totaled $1.0 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

As a result of an equity transaction in the first quarter of 2023 at MediBeacon with Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, Pansend's ownership in MediBeacon decreased from approximately 47.2% as of December 31, 2022, to approximately 46.2% subsequent to the transaction, and as a result, Pansend recognized a gain of $3.8 million, which was included in Other income, net, in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023, and which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of September 30, 2024, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $12.0 million in convertible and secured promissory notes which have been offset against recognized equity method losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $10.9 million.
HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19.0% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment, and $15.9 million was distributed to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which was included in Other income, net, in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Equipment, furniture and fixtures, and software	$203.0	$210.7
Building and leasehold improvements	36.8	42.9
Land	18.6	25.8
Construction in progress	10.3	4.8
Plant and transportation equipment	7.4	8.1
	$276.1	$292.3
Less: Accumulated depreciation	143.5	137.7
Total	$132.6	$154.6

Depreciation expense was $6.1 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively. These amounts included $3.7 million and $3.8 million of depreciation expense recognized within cost of revenue for the three months ended September 30, 2024 and 2023, respectively.

Depreciation expense was $19.0 million and $18.5 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts included $11.6 million and $11.8 million of depreciation expense recognized within cost of revenue for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, and December 31, 2023, the net book value of equipment held under finance leases included in PP&E was $0.6 million and $2.3 million, respectively. As of September 30, 2024 and December 31, 2023, the gross value of capitalized internal-use software included in PP&E was $14.2 million and $15.0 million, respectively, and the net book value was $4.1 million and $5.9 million, respectively.

Assets held-for-sale are presented separately in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the $7.3 million in assets held-for-sale primarily consisted of one building and land and the associated building and land improvements at the Company's Infrastructure segment. As of December 31, 2023, $3.1 million in assets held-for-sale primarily consisted of two buildings and the associated building improvements at the Company's Infrastructure segment, which were sold subsequent to year-end.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance as of December 31, 2023	$105.7	$21.4	$127.1
Translation adjustments	—	—	—
Balance as of September 30, 2024	$105.7	$21.4	$127.1

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	September 30, 2024	December 31, 2023

FCC licenses	$106.6	$106.3
Total	$106.6	$106.3

On August 9, 2024, the Spectrum segment completed the purchase of K09AAF-D, a Low Power Television license and station for a total consideration of $0.3 million. The acquisition was accounted for as an asset acquisition.

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2024			December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(10.6)	$14.6	$25.2	$(9.4)	$15.8
Customer relationships and contracts	11 years	87.6	(48.0)	39.6	87.6	(44.2)	43.4
Channel sharing arrangements	35 years	12.6	(2.1)	10.5	12.6	(1.8)	10.8
Other	10 years	3.9	(1.8)	2.1	3.9	(1.3)	2.6
Total		$129.3	$(62.5)	$66.8	$129.3	$(56.7)	$72.6

Amortization expense for definite lived intangible assets was $2.0 million and $1.7 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense for definite lived intangible assets was $5.8 million and $9.2 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Leases

The Company has entered into operating and finance lease agreements primarily for land, office space, equipment and vehicles, expiring between 2024 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	September 30, 2024	December 31, 2023

Right-of-use assets:
Operating lease	Other assets (non-current)	$53.4	$58.0
Finance lease	Property, plant and equipment, net	0.6	2.3
Total right-of-use assets		$54.0	$60.3

Lease liabilities:
Current portion of operating lease	Other current liabilities	$13.0	$13.5
Non-current portion of operating lease	Other liabilities	43.1	48.6
Finance lease	Debt obligations	0.7	2.4
Total lease liabilities		$56.8	$64.5

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the components of lease expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.3	$0.3
Interest on lease liabilities	—	—	—	0.1
Net finance lease cost	0.1	0.1	0.3	0.4
Operating lease cost	4.1	5.7	13.0	17.3
Variable lease cost	0.1	0.2	0.4	0.5
Sublease income	(0.1)	(0.1)	(0.5)	(0.5)
Total lease cost	$4.2	$5.9	$13.2	$17.7

Cash flow information related to leases is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$4.6	$5.8	$14.4	$17.8
Operating cash flows from finance leases	$—	$—	$—	$0.1
Financing cash flows from finance leases	$0.1	$0.1	$0.3	$0.3

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$7.4	$4.4	$13.6	$8.9
Finance leases	$—	$—	$—	$0.6
(1) For the nine months ended September 30, 2024, excludes $4.0 million received for a lease modification incentive.

The weighted-average remaining lease term and the weighted-average discount rate for the Company's leases were as follows:

	September 30, 2024	December 31, 2023

Weighted-average remaining lease term (years) - operating leases	7.5	7.5
Weighted-average remaining lease term (years) - finance leases	2.7	1.6
Weighted-average discount rate - operating leases	6.0%	5.6%
Weighted-average discount rate - finance leases	5.3%	6.8%

Future minimum lease commitments (undiscounted) as of September 30, 2024, were as follows (in millions):

	Operating Leases	Finance Leases
2024 (remaining period)	$4.4	$0.1
2025	14.8	0.3
2026	11.0	0.2
2027	8.4	0.2
2028	5.9	—
Thereafter	24.9	—
Total future minimum lease payments	69.4	0.8
Less: amounts representing interest	(13.3)	(0.1)
Total lease liability	$56.1	$0.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In November 2021, INNOVATE entered into a ten-year lease arrangement for a special purpose space in Palm Beach, Florida, which was amended in February 2023 to extend the term of the lease to 15 years, with future monthly lease payments of approximately $0.2 million over the entire lease term and annual common area maintenance charges of $0.6 million, both of which are subject to a 3% annual upward adjustment, with total square footage of 25,184, as amended. The lease had not yet commenced for accounting purposes as the space is still under construction, and, therefore, future lease payments were not recorded on the Company's Consolidated Balance Sheets. In December 2023, the Company entered into a sublease agreement with Palm Beach Cultural Innovation Center, Inc. (“PBCIC”), a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, who is also on the board of directors of PBCIC. Pursuant to the sublease, PBCIC would have use of the underlying space and, as consideration, PBCIC agreed to undertake all of the tenant’s build-out costs and related obligations under the lease agreement between the Company, as tenant, and RPP Palm Beach Property LP, as landlord. Effective March 29, 2024, the Company assigned the lease, as amended, and the sublease to an affiliate of Avram A. Glazer, releasing the Company of all obligations under the lease, as amended, and the sublease. The Company previously recorded $1.1 million in prepaid rent related to this lease, which was written-off in December 2023 upon the execution of the sublease to PBCIC. While there have been no new expenses incurred during 2024, the Company also previously incurred other expenses of $1.1 million since inception related to the special purpose space and PBCIC, of which $0.6 million is included in Selling, general and administrative in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.

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

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Prepaid assets	$10.6	$11.2
Income tax receivable	1.4	2.1
Restricted cash - current	0.9	0.9
Other	3.1	0.4
Total other current assets	$16.0	$14.6

Other Assets

Other assets, which are reflected within non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Right-of-use assets	$53.4	$58.0
Restricted cash - non-current	0.6	0.6
Other	6.4	2.7
Total other assets	$60.4	$61.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Accrued expenses	$12.7	$14.3
Accrued payroll and employee benefits	32.0	29.2
Accrued interest and exit fees	47.9	17.1
Accrued sales and use taxes	0.2	9.8
Accrued income taxes	0.5	0.4
Total accrued liabilities	$93.3	$70.8

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Operating lease liability, current portion	$13.0	$13.5
Other	3.3	2.6
Total other current liabilities	$16.3	$16.1

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	September 30, 2024	December 31, 2023

Operating lease liability, net of current portion	$43.1	$48.6
Accrued interest and exit fees (non-current portion)	1.8	30.8
Other	2.9	3.3
Total other liabilities	$47.8	$82.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Infrastructure
PRIME minus 0.75% Line of Credit due 2025	$75.0	$100.0
3.25% Term Loan due 2026	76.3	91.4
PRIME minus 0.75% Term Loan due 2026	24.8	—
4.00% Note due 2024	—	5.0
Obligations under finance leases	0.7	2.4
Total Infrastructure	$176.8	$198.8

Spectrum
8.50% Note due 2025	$19.3	$19.3
11.45% Notes due 2025	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Notes due 2024	$22.8	17.4
Total Life Sciences	$22.8	$17.4

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	48.9	51.8
SOFR plus 5.75% Line of Credit due 2025	20.0	20.0
CGIC Unsecured Note due 2026	31.0	35.1
Total Non-Operating Corporate	$429.9	$436.9

Total outstanding principal	$699.2	$722.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(7.6)	(13.0)
Less: current portion of debt obligations	(189.2)	(30.5)
Debt obligations, net of current portion	$502.4	$679.3

As of September 30, 2024, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2024 (remaining period)	$0.1	$38.1	$38.2
2025	0.3	246.3	246.6
2026	0.2	508.4	508.6
2027	0.2	—	0.2
Total minimum principal and interest payments	0.8	792.8	793.6
Less: Amount representing interest	(0.1)	(94.3)	(94.4)
Total aggregate finance lease and debt payments	$0.7	$698.5	$699.2

The interest rates on finance leases ranged from approximately 3.0% to 6.8%.

Infrastructure

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a prime rate minus a spread with an interest rate floor of 4.25%. As of September 30, 2024 and December 31, 2023, the outstanding balance was $75.0 million and $100.0 million, respectively. The effective interest rate on the Revolving Line with UMB was 7.52% and 8.33% as of September 30, 2024, and December 31, 2023, respectively. The Revolving Line with UMB matures on August 15, 2025, and interest is paid monthly. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line. DBMG also has a $76.3 million 3.25% term loan due 2026 (the "3.25% UMB Term Loan"), which expires May 31, 2026, and bears interest at an annual rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment added an incremental separate term loan of $25.0 million to the existing credit facility, with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial $76.3 million 3.25% UMB Term Loan. Principal payments and interest are paid monthly. The UMB term loans and Revolving Line with UMB associated with the Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in their agreements.

The 4.00% note matured on March 31, 2024, and was fully redeemed on April 2, 2024. Refer to Note 16. Related Parties for additional information.

Spectrum

The maturity date of Spectrum's 8.50% and 11.45% Notes, is August 15, 2025, as amended. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability of $15.9 million is reflected within Other Current Liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024, and a corresponding liability of $15.9 million was reflected within Other Liabilities (non-current) in the Consolidated Balance Sheet as of December 31, 2023. Interest is capitalized and payable upon maturity of the notes. As of September 30, 2024, the effective interest rates on the notes, as amended, ranged from 20.6% to 24.0% per annum.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE entered into a related side letter with the lenders, whereby INNOVATE agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $1.0 million fee is payable if repayment occurs by November 9, 2024, or $2.0 million if repayment occurs after that date. In exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV America.

Life Sciences

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and, effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. Interest on the note accrued at 20% per annum and was payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest was capitalized monthly into the principal balance. The 20% $20.0 million note also included an exit fee of 10.5% of the principal amount being repaid if repaid anytime from April 1, 2024, through April 30, 2024. As a result of the addition of the exit fee effective January 31, 2024, the transaction was determined to be an extinguishment of debt under ASC 470-50, Debt - Modifications and Extinguishments, and the exit fee payable to the existing lender of $2.2 million was included as a loss on debt extinguishment within Other income, net in the Condensed Consolidated Statement of Operations.

The original maturity date of the 20% $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Effective May 17, 2024, the maturity date of the note was extended to December 31, 2024, and the exit fees were amended. The May 17, 2024 amendment was determined to be a modification of debt under ASC 470-50, Debt - Modifications and Extinguishments, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the increases in exit fees are being amortized using the effective interest method.

The initial exit fee, as amended, as of September 30, 2024 was equal to 11.39% of the principal amount being repaid and continues to increase by 0.17% each month thereafter until maturity. Effective July 31, 2024, an additional exit fee of $1.0 million was incurred under the amendment, which increases by $1.0 million each month until the end of November 2024. If unpaid prior to maturity, the total exit fees payable will be $7.9 million. The exit fees are being amortized over the term of the note using the effective interest rate method and are included in interest expense. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note.

Interest expense, including amortization of all exit fees, related to the note(s) with Lancer Capital was $4.5 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and was $6.4 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively. In accordance with the note agreement, unpaid cash interest due of $2.8 million incurred subsequent to January 31, 2024, has been capitalized into the principal balance. As of September 30, 2024, the total outstanding amount relating to the note was $28.4 million, inclusive of $22.8 million of principal and capitalized interest which is included within Current portion of debt obligations on the Condensed Consolidated Balance Sheet, and $5.6 million in total accrued exit fees which are included within Accrued liabilities on the Condensed Consolidated Balance Sheet. As of December 31, 2023, accrued interest, which had not yet been capitalized into the principal balance, was $2.4 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Non-Operating Corporate

2026 Senior Secured Notes

The Company has $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"), which were issued in 2021 at 100% of par. The 2026 Senior Secured Notes have a stated annual interest rate of 8.50% and have an effective interest rate of 9.3%, which reflects $10.8 million of deferred financing fees, including underwriting fees. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $7.6 million and $7.5 million for the three months ended September 30, 2024 and 2023, respectively, and was $22.8 million and $22.6 million, for the nine months ended September 30, 2024 and 2023, respectively.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). The 2026 Convertible Notes were issued at 100% of par with a stated annual interest rate of 7.50%. The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had a fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes have an effective interest rate of 3.21%, which reflects the initial $12.3 million premium and $1.1 million of deferred financing fees.

During the three and nine months ended September 30, 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million, and recognized a $1.9 million gain on debt repurchase within Other income, net in the Condensed Consolidated Statement of Operations. As of September 30, 2024, the 2026 Convertible Notes held by third parties had a net carrying value of $52.8 million inclusive of an unamortized premium of $4.3 million and unamortized deferred financing costs of $0.4 million. Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of our common stock, which is equivalent to a conversion price of approximately $42.31 per share, both as adjusted for the 2024 Reverse Stock Split and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock of $3.70 on September 30, 2024, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $0.4 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and was $1.3 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both September 30, 2024, and December 31, 2023, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on May 6, 2024, is May 16, 2025. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and interest is paid quarterly in arrears. The benchmark rates for the interest are SOFR-based rates. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for a prepayment if net cash proceeds from certain asset sales in excess of $10.0 million are received. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes.

CGIC Unsecured Note Due 2026

On May 9, 2023, in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), the Company issued a subordinated unsecured promissory note to Continental General Insurance Company ("CGIC") in the principal amount of $35.1 million (the "CGIC Unsecured Note"). Refer to Note 15. Equity and Temporary Equity for additional information. The CGIC Note, which is due February 28, 2026, bore interest at 9.0% per annum through May 8, 2024, bears interest at 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. The effective interest rate on the note is 17.5%, as adjusted. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. As a result of the closing of the Rights Offering on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024.

For the three months ended September 30, 2024 and 2023, interest expense recognized relating to the CGIC Unsecured Note was $1.4 million and $1.6 million, respectively, and cash paid for interest to CGIC was $1.6 million and $0.5 million, respectively. For the nine months ended September 30, 2024 and 2023, interest expense recognized relating to the CGIC Unsecured Note was $4.3 million and $2.5 million, respectively, and cash paid for interest to CGIC was $3.3 million and $1.0 million, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

INNOVATE is in compliance with its debt covenants as of September 30, 2024.

12. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Income Taxes - Interim Reporting, to calculate its interim tax provision

Income tax expense was $3.1 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and income tax expense was $3.9 million and $3.2 million for the nine months ended September 30, 2024 and 2023, respectively. The Company's income tax expense primarily relates to expense as calculated under ASC 740, Income Taxes ("ASC 740") for taxpaying entities. For the three and nine months ended September 30, 2024, the annual effective tax rate calculation for the interim tax provision included the tax expense associated with the INNOVATE U.S. consolidated group due to the Tax Cut and Jobs Act's 80% limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized. The annual effective tax rate calculated for the three and nine months ended September 30, 2023 interim tax provisions included an unrepeated $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19.0% investment in HMN on March 6, 2023. Additionally, for the three and nine months ended September 30, 2023, the tax benefits associated with losses generated by the INNOVATE U.S. consolidated group and certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

Net Operating Losses

At December 31, 2023, the Company had gross U.S. net operating loss carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $189.6 million. The Company expects that approximately $129.6 million of the gross U.S. net operating loss carryforwards would be available to offset taxable income in 2024 and later periods. Subsequent to the quarter, the 2023 U.S. Consolidated tax return was filed, which resulted in an additional $11.4 million of net operating losses that would be available to offset taxable income in 2024 and later periods. The amount of U.S. net operating loss carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the IRS.

Additionally, as of December 31, 2023, the Company had $137.8 million of gross U.S. net operating loss carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE U.S. consolidated income tax return, including $92.8 million from R2 Technologies, $42.6 million from DTV America, and other entities of $2.4 million. Of the $137.8 million of gross U.S. net operating loss carryforwards, $101.7 million was generated after 2017 and will have an indefinite carryforward period; the remaining $36.1 million was generated prior to 2018 and will expire, if unused, by 2037.

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

The Company did not have any unrecognized tax benefits as of September 30, 2024 and 2023 related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the net operating loss carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Examinations

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2023 remain open for examination.

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

DTV Derivative Litigation

On March 15, 2021, 22 DTV stockholders and eight holders of DTV stock options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs named as defendants INNOVATE (f/k/a HC2 Holdings, Inc.), HC2 Broadcasting Holdings, Inc., HC2 Broadcasting Inc., and Continental General Insurance Corporation (the “INNOVATE Entities”) and certain current and former officers and directors of the INNOVATE Entities and DTV, including Philip Falcone, Michael Sena, Wayne Barr, Jr., Les Levi, Paul Voigt, Ivan Minkov, and Paul Robinson (the “Individual Defendants”). Plaintiffs principally allege that the defendants breached their fiduciary duties and/or aided and abetted breaches of fiduciary duty by participating in a “scheme” in which the INNOVATE Entities (i) acquired majority voting and operating control over DTV; (ii) exploited that control to misappropriate DTV’s assets and business opportunities for the benefit of the INNOVATE Entities; and (iii) purchased DTV stock at a discount to fair value and diminished the value of DTV stock options. Plaintiffs allege that the Individual Defendants (i) “prompted” the INNOVATE Entities to purchase more than 100 low-power television (“LPTV”) broadcast stations originally identified for potential acquisition by DTV, (ii) allowed the INNOVATE Entities to misappropriate DTV technology, known as “DTV Cast,” (iii) caused DTV to transfer unspecified LPTV broadcasting station licenses to INNOVATE affiliates “without paying any value,” and (iv) transferred to the INNOVATE Entities unspecified DTV broadcasting stations that had been “repacked” by the FCC. Defendants moved to dismiss the Complaint on May 19, 2021. On June 23, 2021, plaintiffs amended their complaint. In the amended complaint, plaintiffs assert the same claims they asserted in their initial complaint, added a claim for waste associated with DTV’s purported transfer of licenses and construction permits for less than fair value, and dropped Paul Robinson as a defendant. Defendants moved to dismiss the amended complaint in its entirety on August 25, 2021, and the parties completed briefing on the motions to dismiss on November 10, 2021. The Court heard argument on the motions to dismiss on March 29, 2022. On June 28, 2022, the Court requested that the parties submit supplemental briefing on the motions to dismiss by July 20, 2022. The parties completed the supplemental briefing on July 20, 2022.

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

On July 22, 2024, the parties reached an agreement in principle to settle the litigation, which was not material. On September 12, 2024, the parties filed a Stipulation and Agreement of Compromise, Settlement and Release setting forth the terms of the settlement and a proposed schedule for the submission of the settlement for Court approval. On September 17, 2024, the Court entered the parties’ proposed scheduling order and scheduled a settlement hearing for December 20, 2024 at 11:00 a.m.

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

Meruelo Television Litigation

On August 8, 2023, Meruelo Television, LLC (“Plaintiff”) commenced a lawsuit in the Superior Court of the State of California, Los Angeles County, subsequently removed to federal court in the U.S. District Court for the Central District of California, titled Meruelo Television, LLC v. HC2 Network, Inc. (C.D.Cal.) Case No. 2:23-cv-08184-AB-BFM (the “Lawsuit”), asserting claims against defendants HC2 Network, Inc. (“HC2”) and INNOVATE Corp. (“INNOVATE” or the “Company” and, together with HC2, the “Defendants”).

On April 9, 2024, Plaintiff and Defendants filed in the Lawsuit a Stipulation of Dismissal, as so-ordered by the Court on April 16, 2024, whereby Plaintiff dismissed without prejudice its claims as against INNOVATE, while retaining its claim against HC2. On October 28, 2024, the parties stipulated to dismiss the remaining claims in the Lawsuit. On November 1, 2024, the Court entered an Order dismissing of the Lawsuit with prejudice.

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of September 30, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $216.4 million. As of December 31, 2023, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $360.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.3 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and was $1.1 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively.

All grants are time based and vest either immediately or over a period established at grant, typically with a requisite service period of one to three years for a member of the Board of Directors or an employee to vest in the stock-based award, subject to discretion by Compensation Committee. There are no other substantive conditions for vesting. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures as they are incurred, using the straight-line basis.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock

A summary of INNOVATE’s restricted stock activity (as adjusted for the Reverse Stock Split) is as follows:

	Number of Shares (as adjusted for the Reverse Stock Split)	Weighted Average Grant Date Fair Value (as adjusted for the Reverse Stock Split)
Unvested - December 31, 2022	114,180	$25.60
Granted	50,696	$25.70
Vested	(102,304)	$23.20
Unvested - December 31, 2023	62,572	$29.48
Granted	129,502	$5.87
Vested	(40,268)	$27.64
Unvested - September 30, 2024	151,806	$9.83

The aggregate vesting date fair value of the restricted stock awards which vested during the nine months ended September 30, 2024 and 2023 was $0.3 million and $1.7 million, respectively. As of September 30, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock awards was $1.0 million and is expected to be recognized over the remaining weighted-average period of 1.4 years.

Stock Options

A summary of INNOVATE’s stock option activity (as adjusted for the Reverse Stock Split) is as follows:

	Number of Stock Options (as adjusted for the Reverse Stock Split)	Weighted Average Exercise Price (as adjusted for the Reverse Stock Split)
Outstanding - December 31, 2022	499,515	$50.20
Expired	(35,233)	$31.20
Outstanding and exercisable- December 31, 2023	464,282	$51.68
Expired	(446,550)	$52.02
Outstanding and exercisable - September 30, 2024	17,732	$43.18

As of September 30, 2024, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 3.8 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of September 30, 2024, there were no unvested stock options and no unrecognized stock-based compensation expense related to unvested stock options.

Amendment to Second and Restated 2014 Omnibus Equity Award Plan and Interim CEO Equity Awards

As of September 30, 2024, prior to adoption by the Board of Directors (the "Board"), there were a total of 101,943 shares of common stock available for future award under the Company's Second Amended and Restated 2014 Omnibus Equity Award Plan ("Second A&R 2014 Plan"). On September 30, 2024, the Board adopted, subject to stockholder approval, an amendment to the Second A&R 2014 Plan to increase the number of shares of the Company's common stock, par value $0.001 per share, available for issuance thereunder to 1,300,000 (the “Plan Amendment”). The Plan Amendment was approved by holders of a majority in voting power on October 4, 2024, by written consent in lieu of a special meeting, to be effective as of October 29, 2024.

Subsequent to quarter end, on October 29, 2024, when the Plan Amendment became effective, the following awards which were previously awarded to the Company's Interim CEO subject to stockholder approval of the Plan Amendment to increase the number of shares of common stock available thereunder to satisfy the settlement of the grant ("Share Approval Condition") became effective: (i) 95,322 of restricted stock unit awards ("RSU's"), which were awarded on October 11, 2023; (ii) 100,000 option awards with a strike price of $25.00 (as retroactively adjusted for the Reverse Stock Split in 2024) and an expiration date of September 15, 2033, which were awarded on September 15, 2023; (iii) 142,857 of RSUs, which were awarded on August 19, 2024; and (iv) 100,000 option awards with a strike price of $4.22 and an expiration date of September 15, 2034, which were awarded on September 15, 2024.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

15. Equity and Temporary Equity

Authorized Share Capital

The Company held its annual meeting of stockholders on June 18, 2024, where the Company’s stockholders approved an increase in the authorized number of common shares from 160,000,000 to 250,000,000.

Reverse Stock Split

Refer to Note 2. Summary of Significant Accounting Policies for information on the 2024 Reverse Stock Split.

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 0.2858 shares of the Company’s common stock at a price of $0.70 per whole share (on a pre Reverse Stock Split basis).

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

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 530,611 shares of common stock (5,306,105 shares of common stock on a pre Reverse Stock Split basis) for $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which have been capitalized into Additional paid in capital ("APIC"). INNOVATE has been utilizing and expects to continue to use the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and consequently, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital were greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock were not allowed to be converted until stockholder approval of such issuance was obtained. On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock (44,693,895 shares of common stock on a pre Reverse Stock Split basis). See "Series C Preferred Stock" below for additional information.

The Company waived its Tax Benefits Preservation Plan to permit persons exercising rights to acquire 4.9% or more of the outstanding common stock upon the exercise thereof without becoming an Acquiring Person (as defined in the Tax Benefits Preservation Plan).

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2024	December 31, 2023

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Series C Preferred Stock

On March 5, 2024, the Company's Board of Directors approved a Certificate of Designation for 35,000 Series C Non-Voting participating Convertible Preferred Shares (the "Series C Preferred Stock"). The certificate of designation authorized the existing 20,000,000 shares of preferred stock, par value $0.001 to apply to this series. On March 28, 2024, the Company amended its amended and restated certificate of incorporation by filing the Certificate of Designations of the Series C Preferred Stock (the “Series C Certificate of Designations”) with the Secretary of State of the State of Delaware.

The Series C Preferred Stock was intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the Backstop Arrangement and Concurrent Private Placement could be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements.

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

On March 28, 2024, INNOVATE issued and sold 25,000 shares of its Series C Preferred Stock, par value $0.001 per share for the aggregate purchase price of $25.0 million to Lancer Capital. On April 24, 2024, INNOVATE issued and sold an additional approximately 6,286 shares of its Series C Preferred Stock for the aggregate purchase price of $6.3 million to Lancer Capital. The Series C Preferred Stock became convertible upon the approval of shareholders during the annual shareholder meeting held on June 18, 2024, and consequently the approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted at their conversion price of $0.70 (on a pre Reverse Stock Split basis) into 4,469,390 shares of INNOVATE's common stock (44,693,895 on a pre Reverse Stock Split basis).

Prior to the conversion, holders of the Series C Preferred Stock were entitled to receive dividends anytime the Company declared a dividend on its common stock (excluding dividends consisting in whole or in part of common stock). The dividend amount would be based on the number of shares (including fractions) of common stock into which the shares of Series C Preferred Stock were convertible on the applicable record date multiplied by the dividend per share declared on the Company's common stock. As of September 30, 2024, there were no Series C Preferred Stock outstanding. On September 30, 2024, the Company filed a Certificate of Elimination to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Second Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to its Series C Non-Voting Participating Convertible Preferred Stock, no shares of which were then issued and outstanding.

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

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet, with a combined redemption value of $16.1 million and with a current fair value of $16.4 million as of September 30, 2024, which is inclusive of the $0.3 million accrued dividend payable on October 15, 2024. On September 30, 2024, the Company filed a Certificate of Elimination to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Second Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to its Series A Preferred Stock and Series A-2 Preferred Stock, no shares of which were then issued and outstanding.
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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. Each share of Series A-3 was initially convertible at an accrued value of $1,000 per share divided by a conversion price of $4.25 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 was initially convertible at an accrued value of $1,000 per share divided by a conversion price of $8.25 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices” and unadjusted for the Reverse Stock Split). The Conversion Prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted average basis). Actual conversion prices at the time of the exchange in 2021 were $3.52 for the Series A and $5.33 for the Series A-2 (on a pre Reverse Stock Split basis). As a result of the Rights Offering and Concurrent Private Placement, and due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, as of April 24, 2024, the conversion price of the Series A-3 Preferred Stock was adjusted to $2.38 (on a pre Reverse Stock Split basis) and the conversion price of the Series A-4 Preferred Stock was adjusted to $3.47 (on a pre Reverse Stock Split basis). As a result of the Reverse Stock Split, the conversion prices were further adjusted, and as of August 8, 2024, the conversion price of the Series A-3 Preferred Stock was adjusted to $23.63, and the conversion price of the Series A-4 Preferred Stock was adjusted to $34.40.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

As of December 31, 2023, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 174,070 (1,740,700 on a pre Reverse Stock Split basis) and 187,554 (1,875,533 on a pre Reverse Stock Split basis) shares, respectively of INNOVATE's common stock. As a result of the Rights Offering and Concurrent Private Placement in 2024, and due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, the conversion prices were adjusted, and as of April 24, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 256,986 (2,569,858 on a pre Reverse Stock Split basis) and 288,177 (2,881,761 on a pre Reverse Stock Split basis) shares, respectively, of INNOVATE's common stock. As of September 30, 2024, subsequent to the Reverse Stock Split, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 259,212 and 290,672 shares, respectively, of INNOVATE's common stock.

Series A-3 and Series A-4 Preferred Share Dividends

During the nine months ended September 30, 2024, and 2023, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock, as presented in the following tables (in millions):

2024
Declaration Date and Holders of Record Date	March 31, 2024	June 30, 2024	September 30, 2024
Payment Date	April 15, 2024	July 15, 2024	October 15, 2024
Total Dividend	$0.3	$0.3	$0.3

2023
Declaration Date and Holders of Record Date	March 31, 2023	June 30, 2023	September 30, 2023
Payment Date	April 17, 2023	July 14, 2023	October 13, 2023
Total Dividend	$0.3	$0.3	$0.3

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

Redemption. The DBMGi Series A Preferred Stock was redeemable at any time, in whole or in part, at the option of the Company, or at any time or by the holder prior to July 2026. On March 15, 2023, DBMGi received a redemption notice from CGIC requesting that DBMGi redeem 41,820.25 shares of DBMGi Series A Preferred Stock, representing all of the issued and outstanding shares of DBMGi Series A Preferred Stock, within 60 days of the notice, or by May 15, 2023. On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC whereby INNOVATE purchased the 41,820.25 shares of DBMGi Series A Preferred Stock for full satisfaction of the redemption notice. In full consideration of the DBMGi Series A Preferred Stock as well as the accrued dividend of $0.4 million, the Company paid CGIC $7.1 million on May 9, 2023, and issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million. The promissory note is due February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, bears interest at 16.0% per annum from May 9, 2024, to May 8, 2025, and 32.0% per annum thereafter. Refer to Note 11. Debt Obligations for additional information on the promissory note.

The DBMGi Series A Preferred Stock was measured each reporting period at its maximum redemption value, which was equal to the stated value plus all accrued, accumulated and unpaid dividends as of the end of each reporting period, as they were currently redeemable. The carrying amount as of May 9, 2023, was $41.8 million as well as the accrued dividend of $0.4 million and, subsequently, there was no gain or loss on the purchase of the DBMGi Series A Preferred Stock from CGIC.

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

During the nine months ended September 30, 2023, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding DBMGi Series A Preferred Stock. The dividend paid on April 17, 2023 was paid in cash and no dividends were subsequently declared; however, in connection with the Stock Purchase Agreement entered into with CGIC on May 9, 2023, an equivalent amount of the dividends that had accrued through May 8, 2023 was paid to CGIC on May 9, 2023 as part of the purchase price: $0.1 million was paid in cash and $0.3 million was included in the principal amount of the new unsecured note that was issued on May 9, 2023. The dividend that accrued for the remaining portion of that period was eliminated on consolidation subsequent to the purchase. The declared dividends and equivalent amounts paid during the nine months ended September 30, 2023, are presented in the following table (in millions):

Declaration Date and Holders of Record Date	March 31, 2023	May 9, 2023
Payment Date	April 17, 2023	May 9, 2023
Total Dividend	$0.9	$0.4

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock and in the form of convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of September 30, 2024, and December 31, 2023, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

On June 20, 2024, Pansend closed on a new Series D Preferred Stock ("Series D") investment in R2 Technologies. As part of the transaction, R2 Technologies converted $15.5 million of intercompany notes with Pansend into Series D shares. The total converted amount of $15.5 million consisted of $13.7 million in principal amount and $1.8 million of accrued interest owed to Pansend, which were eliminated in consolidation. Pansend also invested an additional $5.8 million of cash into R2 Technologies in exchange for $5.8 million of Series D shares for a total new additional investment of $21.3 million in convertible participating preferred stock, which increased Pansend's ownership in R2 Technologies to 81.4% as compared to 56.8% prior to the transaction. Pansend's ownership in R2 Technologies was 81.4% and 56.6%, as of September 30, 2024, and December 31, 2023, respectively.

As a result of the allocation of losses in accordance with ASC 810, Consolidation, the redeemable non-controlling interest related to R2 Technologies was negative $0.3 million and negative $1.0 million as of September 30, 2024, and December 31, 2023, respectively. As of September 30, 2024, and December 31, 2023, the Company had negative $3.9 million and negative $10.5 million, respectively, of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Consolidated Balance Sheets.

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

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC, was $140.7 million and $112.3 million as of September 30, 2024 and December 31, 2023, respectively, of which $50.8 million and $48.0 million as of September 30, 2024 and December 31, 2023, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both September 30, 2024, and December 31, 2023, R2 Technologies had negative net assets after consideration of intercompany and third party debt, as applicable, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax net operating losses and other certain tax assets. In connection with the termination of the 2023 Preservation Plan, the Company has taken routine actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, and to delist the preferred stock purchase rights from the NYSE. These actions were administrative in nature and had no effect on the Company’s common stock, which will continue to be listed on the NYSE.

16. Related Parties

Non-Operating Corporate

During the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, an entity controlled by Avram A. Glazer, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a Concurrent Private Placement, of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded the equity advance of $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. As a result, Lancer Capital's beneficial ownership increased from 29.1% as of March 5, 2024, immediately prior to the start of the Rights Offering, to 48.8% as of March 31, 2024. On April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased an additional approximately 6,286 shares of Series C Preferred Stock for $6.3 million, increasing Lancer Capital's beneficial ownership to 52.1%. On June 18, 2024, the Company held its annual shareholder meeting where the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted into 4,469,390 shares of INNOVATE's common stock (44,693,895 on a pre Reverse Stock Split basis). Refer to Note 15. Equity and Temporary Equity for additional information. As of September 30, 2024, Lancer Capital's beneficial ownership was 49.5%.

Lancer Capital held $2.0 million of principal amount of the Company's $51.8 million 7.50% 2026 Convertible Notes, as of both September 30, 2024 and December 31, 2023. As of September 30, 2024, the $2.0 million in 7.5% notes are convertible into 47,265 shares of common stock of INNOVATE. Refer to Note 11. Debt Obligations for additional information on the 2026 Convertible Notes. During both the three and nine months ended September 30, 2024 and 2023, Lancer Capital earned $37.5 thousand and $112.5 thousand, respectively, in interest relating to these notes.

In December 2023, the Company entered into a sublease agreement for a special purpose space with PBCIC, a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors and a significant shareholder, who is also on the board of directors of PBCIC. In March 2024, the Company assigned this lease to an entity controlled by Mr. Glazer. In addition, in March 2024, the Company assigned a lease for office space to an entity controlled by Mr. Glazer. Refer to Note 9. Leases for additional information.

In September 2018, the Company entered into a 75-month lease for office space which expires in December 2024. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by a former CEO of INNOVATE and formerly a related party, in the same building. With the adoption of ASC 842, Leases, as of January 1, 2019, this lease was recognized as a right-of-use asset and lease liability on the Consolidated Balance Sheets.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC in the principal amount of $35.1 million. CGIC is a former significant shareholder and is the shareholder of the Series A-3 Preferred Stock and Series A-4 Preferred Stock. As a result of the closing of the Rights Offering on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Refer to Note 11. Debt Obligations and Note 15. Equity and Temporary Equity for additional information.

Infrastructure

Banker Steel previously leased two planes from Banker Aviation, LLC, a former related party and entity that is owned by Donald Banker, who was the CEO of Banker Steel until December 2023. Both leases had been terminated by the fourth quarter of 2023. For the three and nine months ended September 30, 2023, DBMG incurred related lease expenses of $0.3 million and $1.0 million, respectively.

DBMG and Banker Steel, jointly and severally, had a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. The 4.0% note and associated accrued interest matured on March 31, 2024, and was fully redeemed on April 2, 2024. During the nine months ended September 30, 2024, DBMG made $5.0 million in scheduled principal payments on the 4.0% note. DBMG incurred aggregate interest expense related to these notes of $0.3 million for the three months ended September 30, 2023, and $25 thousand and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively. Accrued interest was $0.1 million as of December 31, 2023.

Life Sciences

As of September 30, 2024 and December 31, 2023, R2 Technologies had $22.8 million and $17.4 million, respectively, in principal amount of 20.0% senior secured promissory notes due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information.

R2 Technologies recognized $0.6 million of revenue from sales with a subsidiary of Huadong, a related party of R2 Technologies, for the three months ended September 30, 2024 and recognized no revenue for the three months ended September 30, 2023. R2 Technologies recognized $0.8 million and $0.2 million of revenue from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2 Technologies, respectively, for the nine months ended September 30, 2024 and 2023. As of both September 30, 2024 and December 31, 2023, there were no related receivables from this subsidiary of Huadong.

Stock compensation and royalty expenses related to Blossom Innovations, LLC, an investor of R2 Technologies since 2014, totaled $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and totaled $0.4 million and $0.2 million, for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Segment	2024	2023	2024	2023
Customer A	Infrastructure	11.1%	26.8%	17.7%	27.5%
Customer B	Infrastructure	12.9%	*	10.5%	*
Customer C	Infrastructure	*	13.9%	*	12.9%
*Less than 10% revenue concentration

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Summarized financial information with respect to the Company’s operating segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Infrastructure	$232.8	$369.3	$845.9	$1,043.4
Life Sciences	3.0	0.6	5.7	1.8
Spectrum	6.4	5.4	18.9	16.8
Total revenue	$242.2	$375.3	$870.5	$1,062.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from operations
Infrastructure	$12.3	$20.9	$57.1	$41.9
Life Sciences	(3.3)	(3.3)	(10.5)	(11.6)
Spectrum	(0.1)	(2.1)	0.2	(3.2)
Other	—	—	—	(1.9)
Non-Operating Corporate	(3.0)	(4.8)	(9.3)	(12.7)
Total income from operations	$5.9	$10.7	$37.5	$12.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of the consolidated segment income from operations to consolidated (loss) from operations before income taxes:
Income from operations	$5.9	$10.7	$37.5	$12.5
Interest expense	(21.2)	(17.1)	(54.9)	(49.0)
Loss from equity investees	—	(1.5)	(2.3)	(5.8)
Other income, net	2.2	0.4	1.2	17.2
Loss from operations before income taxes	$(13.1)	$(7.5)	$(18.5)	$(25.1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and Amortization
Infrastructure	$3.0	$2.6	$8.9	$11.6
Infrastructure recognized within cost of revenue	3.7	3.8	11.5	11.7
Total Infrastructure	6.7	6.4	20.4	23.3
Life Sciences	0.1	0.1	0.3	0.3
Life Sciences recognized within cost of revenue	—	—	0.1	0.1
Total Life Sciences	0.1	0.1	0.4	0.4
Spectrum	1.3	1.3	3.9	3.9
Non-Operating Corporate	—	—	0.1	0.1
Total depreciation and amortization	$8.1	$7.8	$24.8	$27.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capital Expenditures (*)
Infrastructure	$2.8	$5.5	$10.7	$12.5
Life Sciences	—	—	0.1	0.3
Spectrum	0.3	0.2	1.0	0.8
Non-Operating Corporate	—	—	—	0.3
Total	$3.1	$5.7	$11.8	$13.9
(*) The above capital expenditures exclude assets acquired under finance lease and other financing obligations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	September 30, 2024	December 31, 2023

Investments
Life Sciences	$1.8	$1.8
Total	$1.8	$1.8

The Company's equity method investments in the Life Sciences segment included in the table above totaled $0.9 million as of both September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023

Total Assets
Infrastructure	$684.0	$851.4
Life Sciences	12.4	8.3
Spectrum	176.7	176.6
Non-Operating Corporate	24.1	7.3
Total	$897.2	$1,043.6

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

The Company had no dilutive common stock equivalents during the three and nine months ended September 30, 2024, and 2023, due to the results from continuing operations being a loss, net of tax. For the three and nine months ended September 30, 2024, 151,806 and 111,449, respectively, of common stock equivalents from unvested restricted stock were excluded from the weighted average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on earnings per share, but were excluded from the computations of diluted net loss per share, and may be excluded from computations of diluted earnings (loss) per share in the future, are: convertible preferred stock, convertible debt, stock options and restricted stock units. Refer to Note 14. Share-based Compensation and Note 15. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents a reconciliation of net loss to net loss used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(16.2)	$(8.6)	$(22.4)	$(28.3)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	1.2	1.6	4.4	2.4
Net loss attributable to INNOVATE Corp.	(15.0)	(7.0)	(18.0)	(25.9)
Less: Preferred dividends	0.3	0.3	0.9	2.1
Net loss attributable to common stockholders and participating preferred stockholders	$(15.3)	$(7.3)	$(18.9)	$(28.0)

Loss allocable to common shares:
Participating shares
Weighted average common shares outstanding	12,966,322	7,841,847	9,928,679	7,801,240
Unvested restricted stock	—	—	—	—
Series C Preferred stock	—	—	1,265,381	—
Total	12,966,322	7,841,847	11,194,060	7,801,240

Percentage of loss allocated to:
Common stock	100.0%	100.0%	88.7%	100.0%
Unvested restricted stock	—%	—%	—%	—%
Series C Preferred stock	—%	—%	11.3%	—%

Numerator for loss per share
Net loss attributable to common stock holders, basic and diluted	$(15.3)	$(7.3)	$(16.8)	$(28.0)
Net loss attributable to Series C holder, basic and diluted	$—	$—	$(2.1)	$—

Denominator for loss per share:
Weighted average common shares outstanding - basic and diluted	12,966,322	7,841,847	9,928,679	7,801,240
Weighted average Series C shares outstanding - basic and diluted	—	—	1,265,381	—

Loss per common share - basic and diluted	$(1.18)	$(0.93)	$(1.69)	$(3.59)
Loss per Series C share - basic and diluted	$—	$—	$(1.69)	$—

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

September 30, 2024			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9
Liabilities
Debt obligations (2)	$690.9	$615.7	$296.1	$319.6	$—
Total liabilities not accounted for at fair value	$690.9	$615.7	$296.1	$319.6	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$0.9	$—
Total assets not accounted for at fair value	$0.9	$0.9	$—	$0.9	$—
Liabilities
Debt obligations (2)	$707.4	$621.8	$283.2	$338.6	$—
Total liabilities not accounted for at fair value	$707.4	$621.8	$283.2	$338.6	$—
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

20. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain on sale of investment	$—	$—	$—	$12.2
Gain on step-up of equity method investment	—	—	—	3.8
Net gain (loss) on repurchase or extinguishment of debt	1.9	—	(0.3)	—
Other	0.3	0.4	1.5	1.2
Total other income, net	$2.2	$0.4	$1.2	$17.2

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents, beginning of the period	$80.8	$80.4
Restricted cash included in other current assets	0.9	0.3
Restricted cash included in other assets (non-current)	0.6	1.5
Total cash, cash equivalents and restricted cash, beginning of the period	$82.3	$82.2

Cash and cash equivalents, end of the period	$51.0	$55.7
Restricted cash included in other current assets	0.9	—
Restricted cash included in other assets (non-current)	0.6	1.4
Total cash and cash equivalents and restricted cash, end of the period	$52.5	$57.1

Supplemental cash flow information:
Cash paid for interest	$43.9	$43.6
Cash paid for income taxes, net of refunds	$2.5	$7.4

Non-cash investing and financing activities:
Unsecured note issued in connection with purchase of preferred stock and payment of dividends	$—	$35.1
Accrued interest, exit fees and other fees capitalized into principal debt	$5.4	$2.4
Property, plant and equipment included in accounts payable or accrued expenses	$0.6	$1.1

21. Subsequent Events

Refer to Note 14. Share-based Compensation for details related to an amendment to the Company's Second A&R 2014 Plan and equity awards for the Company's Interim CEO that became effective on October 29, 2024, subsequent to quarter end.

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

In 2024, including subsequent to the third quarter end, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Reverse Stock Split

On August 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”) following stockholder approval. The Reverse Stock Split became effective at 5:00 p.m. Eastern Standard Time. The Reverse Stock Split was implemented for the primary purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NYSE. As a result of the Reverse Stock Split, every ten shares of the Company’s common stock issued and outstanding were automatically reclassified and changed into one new share of the Company’s common stock, with whole shares issued for fractional shares. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and conversion of the Company’s outstanding convertible securities. The common stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not change the $0.001 par value per share of the common stock or the authorized number of shares of common stock or preferred stock. As a result of the Reverse Stock Split, the number of outstanding common shares was reduced from 130,529,931 to 13,166,057, inclusive of an additional 113,064 incremental whole shares issued for fractional shares. Unless noted, all common shares and per share amounts of common stock, options and restricted stock and any associated debt or preferred stock conversion rates contained in the historical periods presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the one-for-ten Reverse Stock Split.

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 0.2858 shares of the Company’s common stock at a price of $0.70 per whole share (on a pre Reverse Stock Split basis).

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

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 530,611 shares of common stock (5,306,105 shares of common stock on a pre Reverse Stock Split basis) for $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which have been capitalized into Additional paid in capital ("APIC"). INNOVATE has been utilizing and expects to continue to use the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and consequently, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital were greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock were not allowed to be converted until stockholder approval of such issuance was obtained. On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock (44,693,895 shares of common stock on a pre Reverse Stock Split basis).

The Company waived its Tax Benefits Preservation Plan to permit persons exercising rights to acquire 4.9% or more of the outstanding common stock upon the exercise thereof without becoming an Acquiring Person (as defined in the Tax Benefits Preservation Plan).

INNOVATE has used and expects to continue to use the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. On April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax net operating losses and other certain tax assets. In connection with the termination of the 2023 Preservation Plan, the Company has taken routine actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, and to delist the preferred stock purchase rights from the NYSE. These actions were administrative in nature and had no effect on the Company’s common stock, which will continue to be listed on the NYSE.

Amendment to Second and Restated 2014 Omnibus Equity Award Plan and Interim CEO Equity Awards

As of September 30, 2024, prior to adoption by the Board of Directors (the "Board"), there were a total of 101,943 shares of common stock available for future award under the Company's Second Amended and Restated 2014 Omnibus Equity Award Plan ("Second A&R 2014 Plan"). On September 30, 2024, the Board adopted, subject to stockholder approval, an amendment to the Second A&R 2014 Plan to increase the number of shares of the Company's common stock, par value $0.001 per share, available for issuance thereunder to 1,300,000 (the “Plan Amendment”). The Plan Amendment was approved by holders of a majority in voting power on October 4, 2024, by written consent in lieu of a special meeting, to be effective as of October 29, 2024.

Subsequent to quarter end, on October 29, 2024, when the Plan Amendment became effective, the following awards which were previously awarded to the Company's Interim CEO subject to stockholder approval of the Plan Amendment to increase the number of shares of common stock available thereunder to satisfy the settlement of the grant ("Share Approval Condition") became effective: (i) 95,322 of restricted stock unit awards ("RSU's"), which were awarded on October 11, 2023; (ii) 100,000 option awards with a strike price of $25.00 (as retroactively adjusted for the Reverse Stock Split in 2024) and an expiration date of September 15, 2033, which were awarded on September 15, 2023; (iii) 142,857 of RSUs, which were awarded on August 19, 2024; and (iv) 100,000 option awards with a strike price of $4.22 and an expiration date of September 15, 2034, which were awarded on September 15, 2024.

Debt Obligations and Financing

In addition to the Rights Offering and Concurrent Private Placement at the Non-Operating Corporate segment discussed above, during 2024 thus far, we have refinanced some of our debt and obtained new capital financing at the subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Infrastructure

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment adds an incremental separate term loan of $25.0 million to the existing credit facility, with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial $76.3 million UMB term loan.

During the nine months ended September 30, 2024, DBMG made $5.0 million in scheduled payments on the 4.0% note that was payable to Banker Steel's former owner. The 4.0% note matured on March 31, 2024, and was fully redeemed on April 2, 2024.

Life Sciences

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and, effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. Interest on the note accrued at 20% per annum and was payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest was capitalized monthly into the principal balance. The 20% $20.0 million note also included an exit fee of 10.5% of the principal amount being repaid if repaid anytime from April 1, 2024 through April 30, 2024. The original maturity date of the 20% $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Effective May 17, 2024, the maturity date of the note was extended to December 31, 2024, and the exit fees were amended.

The initial exit fee, as amended, as of September 30, 2024 was equal to 11.39% of the principal amount being repaid and continues to increase by 0.17% each month thereafter until maturity. Effective July 31, 2024, an additional exit fee of $1.0 million was incurred under the amendment, which increases by $1.0 million each month until the end of November 2024. If unpaid prior to maturity, the total exit fees payable will be $7.9 million. The exit fees are being amortized over the term of the note using the effective interest rate method and are included in interest expense. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. As of September 30, 2024, total accrued exit fees were $5.6 million and were included within Accrued liabilities on the Condensed Consolidated Balance Sheet.

Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

On June 20, 2024, Pansend closed on a new Series D Preferred Stock ("Series D") investment in R2 Technologies. As part of the transaction, R2 Technologies converted $15.5 million of intercompany notes with Pansend into Series D shares. The total converted amount of $15.5 million consisted of $13.7 million in principal amount and $1.8 million of accrued interest owed to Pansend, which were eliminated in consolidation. Pansend also invested an additional $5.8 million of cash into R2 Technologies in exchange for $5.8 million of Series D shares for a total new additional investment of $21.3 million in convertible participating preferred stock, which increased Pansend's ownership in R2 Technologies to 81.4% as compared to 56.8% prior to the transaction. Pansend's ownership in R2 Technologies was 81.4% and 56.6%, as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 15. Equity and Temporary Equity, which is incorporated herein by reference, for additional information on R2 Technology's convertible preferred stock.

Non-Operating Corporate

On May 6, 2024, we extended the maturity date of our Revolving Line of Credit with MSD from March 16, 2025 to May 16, 2025.

During the three and nine months ended September 30, 2024, we repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million, and recognized a $1.9 million gain on debt repurchase within Other income, net in the Condensed Consolidated Statement of Operations.

Equity Method Investments

During the nine months ended September 30, 2024, MediBeacon issued an aggregate $2.3 million of 12% convertible notes payable to Pansend, increasing the total outstanding principal due Pansend to $12.0 million.

As a result of these note issuances by MediBeacon during the nine months ended September 30, 2024, Pansend recognized $2.3 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. As of September 30, 2024, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $12.0 million in outstanding notes which have been offset against recognized losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $10.9 million.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023.

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue
Infrastructure	$232.8	$369.3	$(136.5)	$845.9	$1,043.4	$(197.5)
Life Sciences	3.0	0.6	2.4	5.7	1.8	3.9
Spectrum	6.4	5.4	1.0	18.9	16.8	2.1
Total revenue	$242.2	$375.3	$(133.1)	$870.5	$1,062.0	$(191.5)

Income (loss) from operations
Infrastructure	$12.3	$20.9	$(8.6)	$57.1	$41.9	$15.2
Life Sciences	(3.3)	(3.3)	—	(10.5)	(11.6)	1.1
Spectrum	(0.1)	(2.1)	2.0	0.2	(3.2)	3.4
Other	—	—	—	—	(1.9)	1.9
Non-Operating Corporate	(3.0)	(4.8)	1.8	(9.3)	(12.7)	3.4
Total income from operations	$5.9	$10.7	$(4.8)	$37.5	$12.5	$25.0

Interest expense	(21.2)	(17.1)	(4.1)	(54.9)	(49.0)	(5.9)
Loss from equity investees	—	(1.5)	1.5	(2.3)	(5.8)	3.5
Other income, net	2.2	0.4	1.8	1.2	17.2	(16.0)
Loss from operations before income taxes	$(13.1)	$(7.5)	$(5.6)	$(18.5)	$(25.1)	$6.6
Income tax expense	(3.1)	(1.1)	(2.0)	(3.9)	(3.2)	(0.7)
Net loss	$(16.2)	$(8.6)	$(7.6)	$(22.4)	$(28.3)	$5.9
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.2	1.6	(0.4)	4.4	2.4	2.0
Net loss attributable to INNOVATE Corp.	$(15.0)	$(7.0)	$(8.0)	$(18.0)	$(25.9)	$7.9
Less: Preferred dividends	0.3	0.3	—	0.9	2.1	(1.2)
Net loss attributable to common stockholders and participating preferred stockholders	$(15.3)	$(7.3)	$(8.0)	$(18.9)	$(28.0)	$9.1

Revenue: Revenue for the three months ended September 30, 2024 decreased $133.1 million to $242.2 million from $375.3 million for the three months ended September 30, 2023. Revenue for the nine months ended September 30, 2024 decreased $191.5 million to $870.5 million from $1,062.0 million for the nine months ended September 30, 2023. The decreases were driven by our Infrastructure segment, which was partially offset by increases at our Life Sciences and Spectrum segments. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, at Banker Steel and DBMG's commercial structural steel fabrication and erection business, both of which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion in the current period. This was partially offset by an increase at the industrial maintenance and repair business as a result of an increase in project work. The increase at our Life Sciences segment was attributable to R2 Technologies, primarily driven by an increase in sales in North America and worldwide of all R2's products, including Glacial fx systems, consumables, Glacial Spa systems and Glacial Rx systems. The increase at our Spectrum segment was primarily driven by network launches and expanded coverage with existing customers.

Income from operations: Income from operations for the three months ended September 30, 2024, decreased $4.8 million to $5.9 million from $10.7 million for the three months ended September 30, 2023. The decrease was primarily due to a net decrease in gross profit of $10.5 million, which was partially offset by a decrease in selling, general and administrative ("SG&A") expenses of $6.4 million. The decrease in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects that are now at or near completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, partially offset by increases at our Spectrum segment driven by network launches and expanded coverage with existing customers and at our Life Sciences segment due to an increase in systems and consumables sales at R2 Technologies. The overall decrease in SG&A expenses was primarily driven by an unrepeated accounts receivable write-off of $2.2 million related to a customer bankruptcy in the comparable period and reductions in compensation-related expenses at our Infrastructure segment, unrepeated severance and reductions in compensation-related expenses at both our Non-Operating Corporate and our Spectrum segments. These decreases in SG&A expenses were partially offset by an increase in SG&A expenses at our Life Sciences segment, resulting from increases in selling fees paid by R2 Technologies, increased professional fees and higher sales commissions.

Income from operations for the nine months ended September 30, 2024, increased $25.0 million to $37.5 million from $12.5 million for the nine months ended September 30, 2023. The increase was due to a net increase in gross profit of $7.5 million, an increase in other operating income of $8.0 million, a decrease in SG&A expenses of $6.8 million and a decrease in depreciation and amortization of $2.7 million. The increase in gross profit was primarily driven by our Infrastructure segment, and, to a lesser extent, by our Spectrum and Life Sciences segments. The increase in gross profit at our Infrastructure segment was due to timing and size of projects that are now at or near completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business. The net increase in other operating income was driven by our Infrastructure segment primarily as a result of a gain on a lease modification and a gain on the sale of various properties in the current period, which was partially offset by a loss on disposal related to a plant closure in the first quarter of 2024. The overall decrease in SG&A was driven by unrepeated transaction expenses related to the sale of New Saxon's 19.0% investment in HMN in the comparable period, unrepeated severance and reductions in compensation-related expenses at both our Non-Operating Corporate and Spectrum segments, a decrease in consulting fees at our Non-Operating Corporate segment, a decrease in legal fees and facility-related expenses at our Infrastructure segment and decreases at our Life Sciences segment due to cost-reduction initiatives implemented in the second half of 2023 at R2 Technologies. The decreases in SG&A were partially offset by an increase in compensation-related expenses at our Infrastructure segment and, at our Life Sciences segment, increases in sales commissions and selling fees paid by R2 Technologies. The overall decrease in depreciation and amortization was primarily driven by our Infrastructure segment, as certain customer contract intangibles became fully amortized in the second quarter of 2023.

Interest expense: Interest expense for the three months ended September 30, 2024, increased $4.1 million to $21.2 million from $17.1 million for the three months ended September 30, 2023. The increase was primarily attributable to increases in exit fees and a higher outstanding principal balance at our Life Sciences segment as a result of new debt issued and capitalization of unpaid interest into principal balances subsequent to the comparable period, and, to a lesser extent, an increase at our Non-Operating Corporate segment, as well as an increase at our Spectrum segment due to additional exit fees incurred from a refinancing subsequent to the comparable period. This was partially offset by our Infrastructure segment due to a net decrease in outstanding principal balances.

Interest expense for the nine months ended September 30, 2024, increased $5.9 million to $54.9 million from $49.0 million for the nine months ended September 30, 2023. The increases were primarily attributable to increases in exit fees and a higher outstanding principal balance at our Life Sciences segment as a result of new debt issued and capitalization of unpaid interest into principal balances subsequent to the comparable period, an increase at our Non-Operating Corporate segment due to the issuance of the CGIC Unsecured Note in May 2023, which resulted in five months of interest in the comparable period compared to nine months of interest in the current period, and an increase in the Revolving Line of Credit balance subsequent to the comparable period, and, to a lesser extent, an increase in interest at our Spectrum segment due to additional exit fees incurred from a refinancing subsequent to the comparable period. This was partially offset by our Infrastructure segment due to a net decrease in outstanding principal balances.

Loss from equity investees: Loss from equity investees for the three months ended September 30, 2024, decreased $1.5 million to zero from a loss of $1.5 million for the three months ended September 30, 2023. The decrease in loss from equity investees was primarily due to a decrease in losses recognized from MediBeacon, as Pansend had no basis in MediBeacon against which to recognize any losses, and Pansend's carrying amount of its MediBeacon investment remained at zero. During the comparable period, Pansend made a $1.0 million convertible note investment in MediBeacon, allowing Pansend to recognize previously unrecognized unrealized equity method losses due to an increase in basis in the investment. Also contributing to the decrease in loss from equity investees was the partial sale of Triple Ring which was completed subsequent to the comparable period, and resulted in Pansend's investment in Triple Ring no longer being accounted for under the equity method of accounting. Thus, no equity method losses were recognized in the current period.

Loss from equity investees for the nine months ended September 30, 2024, decreased $3.5 million to $2.3 million from $5.8 million for the nine months ended September 30, 2023. The decrease in loss was due to a decrease in losses recognized from MediBeacon, Triple Ring and HMN. During the nine months ended September 30, 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $2.3 million and Pansend recognized $2.3 million of equity method losses that were previously unrecognized, whereas during the nine months ended September 30, 2023, as a result of an equity transaction with Huadong, Pansend's basis in MediBeacon had increased by $3.8 million and Pansend had recognized $3.8 million of equity method losses that were previously unrecognized, in addition to other equity method losses recognized for the period. As of both September 30, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. The partial sale of Triple Ring was completed subsequent to the comparable period and resulted in Pansend's investment in Triple Ring no longer being accounted for under the equity method of accounting. Our previous investment in HMN was sold on March 6, 2023 and had losses for the approximately two months of ownership in 2023. Thus, no equity method losses from Triple Ring or HMN were recognized in the current period. Refer to Note 6. Investments of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on our equity investments.

Other income, net: Other income, net for the three months ended September 30, 2024, increased $1.8 million to $2.2 million from $0.4 million for the three months ended September 30, 2023. The increase was primarily driven by a $1.9 million gain on debt repurchase at our Non-Operating Corporate segment related to the partial repurchase of the 2026 Convertible Notes, an increase in interest income earned at our Life Sciences segment resulting from an increase in Pansend's convertible note receivable balance from MediBeacon subsequent to the comparable period, and our Non-Operating Corporate segment which earned additional interest income on its money market accounts due to an increase in outstanding deposited balances over the comparable period. This was partially offset by an increase in foreign currency translation losses from our Infrastructure segment.

Other income, net for the nine months ended September 30, 2024, decreased $16.0 million to $1.2 million from $17.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by the unrepeated gain on the sale of the equity investment in HMN of $12.2 million in the comparable period, an unrepeated $3.8 million equity investment step-up gain from an increase in Pansend's basis as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong in the comparable period, a $2.2 million loss on debt extinguishment at R2 Technologies in the current period and an increase in foreign currency translation losses at our Infrastructure segment. The decrease was partially offset by a $1.9 million gain on debt repurchase at our Non-Operating Corporate segment related to the partial repurchase of the 2026 Convertible Note, an increase in interest income earned at our Life Sciences segment resulting from an increase in Pansend's convertible note receivable balance from MediBeacon subsequent to the comparable period, and our Non-Operating Corporate segment which earned additional interest income on its money market accounts due to an increase in outstanding deposited balances over the comparable period.

Income tax expense: Income tax expense for the three months ended September 30, 2024, increased $2.0 million to $3.1 million from $1.1 million for the three months ended September 30, 2023. Income tax expense for the nine months ended September 30, 2024, increased $0.7 million to $3.9 million from $3.2 million for the nine months ended September 30, 2023. The increases were primarily driven by the tax expense of INNOVATE's U.S. consolidated group utilizing its remaining unlimited NOLs in 2024 and due to the Tax Cut and Jobs Act's 80% limitation on net operating losses incurred after 2017, resulting in the annual effective tax rate for the current period being applied to the U.S. consolidated group's 2024 year-to-date income as calculated under ASC 740. The annual effective tax rate calculated for the comparable period interim tax provision included an unrepeated $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19.0% investment in HMN on March 6, 2023.

The Organization for Economic Cooperation and Development ("OECD") has announced an Inclusive Framework on Base Erosion and Profit Shifting including a Pillar Two Model to provide for a 15% global minimum tax on the earnings of multinational corporations with consolidated revenue over €750 million. Many jurisdictions have enacted Pillar Two legislation that starts to become effective in 2024. The OECD, and its member countries, continue to release new guidance and legislation on Pillar Two. Based on current enacted laws, Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next year. We will continue to evaluate the impact on our financial position as new legislation or guidance is introduced which could change our current assessment.

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

Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue	$232.8	$369.3	$(136.5)	$845.9	$1,043.4	$(197.5)

Cost of revenue	189.1	313.1	(124.0)	695.7	896.8	(201.1)
Selling, general and administrative	28.3	32.9	(4.6)	93.0	93.3	(0.3)
Depreciation and amortization	3.0	2.6	0.4	8.9	11.6	(2.7)
Other operating loss (income)	0.1	(0.2)	0.3	(8.8)	(0.2)	(8.6)
Income from operations	$12.3	$20.9	$(8.6)	$57.1	$41.9	$15.2

Revenue: Revenue for the three months ended September 30, 2024, decreased $136.5 million to $232.8 million from $369.3 million for the three months ended September 30, 2023. Revenue for the nine months ended September 30, 2024, decreased $197.5 million to $845.9 million from $1,043.4 million for the nine months ended September 30, 2023. The decreases were primarily driven by the timing and size of projects, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, at Banker Steel and DBMG's commercial structural steel fabrication and erection business, both of which had increased activity in the comparable period on certain large commercial construction projects that are now at or near completion in the current period. This was partially offset by an increase at the industrial maintenance and repair business as a result of an increase in project work.

Cost of revenue: Cost of revenue for the three months ended September 30, 2024, decreased $124.0 million to $189.1 million from $313.1 million for the three months ended September 30, 2023. Cost of revenue for the nine months ended September 30, 2024, decreased $201.1 million to $695.7 million from $896.8 million for the nine months ended September 30, 2023. The decreases were primarily driven by the decrease in revenues at Banker Steel and DBMG's commercial structural steel fabrication and erection business from the timing of project activity on certain large commercial construction projects and decreases in costs as they wind down and near completion in the current period, which was partially offset by an increase in costs associated with the industrial maintenance and repair business as a result of an increase in project work.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2024, decreased $4.6 million to $28.3 million from $32.9 million for the three months ended September 30, 2023. The decrease was primarily driven by an unrepeated accounts receivable write-off of $2.2 million related to a customer bankruptcy in the comparable period, a decrease in expenses related to a foreign office closure in the comparable period, as well as a decrease due to timing of compensation-related expenses in the current period. This was partially offset by an increase in expenses related to a domestic plant closure incurred in the current period.

Selling, general and administrative expense for the nine months ended September 30, 2024, decreased $0.3 million to $93.0 million from $93.3 million for the nine months ended September 30, 2023. The decrease was primarily driven by an unrepeated accounts receivable write-off of $2.2 million related to a customer bankruptcy in the comparable period, a decrease in expenses related to a foreign office closure in the comparable period, a decrease in legal fees and facility-related expenses, which was mostly offset by an increase in compensation-related expenses and expenses related to a domestic plant closure and other restructuring costs incurred in the current period.

Depreciation and amortization: Depreciation and amortization for the three months ended September 30, 2024, increased $0.4 million to $3.0 million from $2.6 million for the three months ended September 30, 2023. Depreciation and amortization for the nine months ended September 30, 2024 decreased $2.7 million to $8.9 million from $11.6 million for the nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024 as compared to the comparable period was primarily driven by Banker Steel, as certain customer contract intangibles became fully amortized in the second quarter of 2023.

Other operating loss (income): Other operating loss (income) was a loss of $0.1 million for the three months ended September 30, 2024, which decreased $0.3 million from income of $0.2 million for the three months ended September 30, 2023. Other operating (income) loss for the nine months ended September 30, 2024, increased $8.6 million to income of $8.8 million from $0.2 million for the nine months ended September 30, 2023. Other operating income for the nine months ended September 30, 2024, related to a gain on a lease modification and a gain on the sale of various properties in the current period, which was partially offset by a loss related to a plant closure in the first quarter of 2024.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue	$3.0	$0.6	$2.4	$5.7	$1.8	$3.9

Cost of revenue	2.0	0.5	1.5	3.7	1.4	2.3
Selling, general and administrative	4.2	3.3	0.9	12.2	11.7	0.5
Depreciation and amortization	0.1	0.1	—	0.3	0.3	—
Loss from operations	$(3.3)	$(3.3)	$—	$(10.5)	$(11.6)	$1.1

Revenue: Revenue for the three months ended September 30, 2024 increased $2.4 million to $3.0 million from $0.6 million for the three months ended September 30, 2023. The increase in revenue was attributable to R2 Technologies, primarily due to an increase in Glacial fx system sales in North America, which launched during the comparable period, as well as from an increase in consumables sales both worldwide and in North America. In addition, the increase was partially driven by incremental Glacial Spa unit sales outside North America over the comparable period and from the launch of Glacial fx systems outside North America subsequent to the comparable period, as well as a slight increase in Glacial Rx systems sold in North America over the comparable period.

Revenue for the nine months ended September 30, 2024 increased $3.9 million to $5.7 million from $1.8 million for the nine months ended September 30, 2023. The increase in revenue was attributable to R2 Technologies, primarily due to incremental unit sales of the Glacial fx system in North America, which launched during the second half of 2023, as well as from an increase in consumable sales in both North America and worldwide. In addition, the increase was partially driven by an increase in Glacial Rx units sold in North America over the comparable period, as well as incremental sales from the launch of the Glacial fx systems outside North America subsequent to the comparable period and incremental Glacial Spa unit sales outside North America over the comparable period.

Cost of revenue: Cost of revenue for the three months ended September 30, 2024 increased $1.5 million to $2.0 million from $0.5 million for the three months ended September 30, 2023. Cost of revenue for the nine months ended September 30, 2024 increased $2.3 million to $3.7 million from $1.4 million for the nine months ended September 30, 2023. The increases in cost of revenue were attributable to R2 Technologies, primarily driven by the increases in revenue from the additional system sales noted above, changes in product mix sold as the Glacial fx and Glacial Spa systems have a lower production cost per system compared to the Glacial Rx, and, to a lesser extent, increases in royalty expenses, warranty expenses and freight costs driven by the additional systems sold.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2024 increased $0.9 million to $4.2 million from $3.3 million for the three months ended September 30, 2023. The increase was primarily driven by an increase in selling fees paid by R2 Technologies as well as slight increases in professional fees and sales commissions.

Selling, general and administrative expense for the nine months ended September 30, 2024 increased $0.5 million to $12.2 million from $11.7 million for the nine months ended September 30, 2023. The increase was primarily driven by increases in sales commissions at R2 Technologies due to an increase in system sales, an increase in selling fees paid by R2 Technologies, as well as an increase in professional fees, and an increase in research and development costs at Genovel. This was partially offset by other decreases in R2 Technologies general and administrative expenses including compensation-related expenses, travel and entertainment, and advertising and marketing expenses, as a result of continued cost reduction initiatives, which went into effect the second half of 2023.

Spectrum Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Revenue	$6.4	$5.4	$1.0	$18.9	$16.8	$2.1

Cost of revenue	2.9	3.0	(0.1)	8.7	8.9	(0.2)
Selling, general and administrative	1.9	2.8	(0.9)	5.6	7.1	(1.5)
Depreciation and amortization	1.3	1.3	—	3.9	3.9	—
Other operating loss	0.4	0.4	—	0.5	0.1	0.4
(Loss) income from operations	$(0.1)	$(2.1)	$2.0	$0.2	$(3.2)	$3.4

Revenue: Revenue for the three months ended September 30, 2024, increased $1.0 million to $6.4 million from $5.4 million for the three months ended September 30, 2023. Revenue for the nine months ended September 30, 2024, increased $2.1 million to $18.9 million from $16.8 million for the nine months ended September 30, 2023. The increases were primarily driven by network launches and expanded coverage with existing customers, which was partially offset by the termination of a number of smaller networks and individual markets during the comparable periods.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2024, decreased $0.9 million to $1.9 million from $2.8 million for the three months ended September 30, 2023. Selling, general and administrative expense for the nine months ended September 30, 2024, decreased $1.5 million to $5.6 million from $7.1 million for the nine months ended September 30, 2023. The decreases were primarily driven by unrepeated severance in the comparable period and a decrease in salaries and benefits expense as a result of a reduction in headcount.

Other operating loss: Other operating loss for the three months ended September 30, 2024, was $0.4 million driven by lease termination settlement costs incurred in the current period whereas the Other operating loss of $0.4 million for the three months ended September 30, 2023, was primarily driven by asset impairment charges related to certain redundant equipment and associated capitalized costs.

Other operating loss for the nine months ended September 30, 2024, increased $0.4 million to $0.5 million from $0.1 million for the nine months ended September 30, 2023. Other operating loss for the nine months ended September 30, 2024, was primarily comprised of lease termination settlement costs whereas the Other operating loss for the nine months ended September 30, 2023, was driven by asset impairment charges related to certain redundant equipment and associated capitalized costs which were partially offset by reimbursements received from the Federal Communications Commission (the "FCC") for certain station modification costs.

Non-Operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Selling, general and administrative	$3.0	$4.8	$(1.8)	$9.0	$12.6	$(3.6)
Depreciation and amortization	—	—	—	0.1	0.1	—
Other operating loss	—	—	—	0.2	—	0.2
Loss from operations	$(3.0)	$(4.8)	$1.8	$(9.3)	$(12.7)	$3.4

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2024, decreased $1.8 million to $3.0 million from $4.8 million for the three months ended September 30, 2023, primarily driven by unrepeated severance expense related to the Company's former Chief Operating Officer in the comparable period and a decrease in stock-based compensation expense from the acceleration of awards related to our former CEO in the comparable period.

Selling, general and administrative expenses for the nine months ended September 30, 2024, decreased $3.6 million to $9.0 million from $12.6 million for the nine months ended September 30, 2023, primarily driven by unrepeated severance expense related to the Company's former Chief Operating Officer in the comparable period, a decrease in stock-based compensation expense from the acceleration of awards related to our former CEO in the comparable period, a decrease in salaries and benefits from a reduced headcount and a decrease in consulting fees.

Other operating loss: Other operating loss for the nine months ended September 30, 2024, increased to a loss of $0.2 million from zero for the nine months ended September 30, 2023, primarily driven by lease termination costs for two leases the Company exited in the current period.

Loss from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Life Sciences	$—	$(1.5)	$1.5	$(2.3)	$(5.5)	$3.2
Other	—	—	—	—	(0.3)	0.3
Loss from equity investees	$—	$(1.5)	$1.5	$(2.3)	$(5.8)	$3.5

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended September 30, 2024, decreased $1.5 million to zero from a loss of $1.5 million for the three months ended September 30, 2023. The decrease in loss from equity investees was primarily due to a decrease in losses recognized from MediBeacon, as Pansend had no basis in MediBeacon against which to recognize any losses in the current period, and Pansend's carrying amount of its MediBeacon investment remained at zero. During the comparable period, Pansend made a $1.0 million convertible note investment in MediBeacon, allowing Pansend to recognize previously unrecognized equity method losses due to an increase in basis in the investment. Also contributing to the decrease in loss from equity investees was the partial sale of Triple Ring which was completed subsequent to the comparable period, and resulted in Pansend's investment in Triple Ring no longer being accounted for under the equity method of accounting. Thus, no equity method losses were recognized in the current period.

Loss from equity investees within our Life Sciences segment for the nine months ended September 30, 2024, decreased $3.5 million to $2.3 million from $5.8 million for the nine months ended September 30, 2023. The decrease in loss was primarily due to a decrease in losses recognized from MediBeacon and Triple Ring. During the nine months ended September 30, 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $2.3 million and Pansend recognized $2.3 million of equity method losses that were previously unrecognized, whereas during the nine months ended September 30, 2023, as a result of an equity transaction with Huadong, Pansend's basis in MediBeacon had increased by $3.8 million and Pansend had recognized $3.8 million of equity method losses that were previously unrecognized, in addition to other equity method losses recognized for the period. As of both September 30, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. The partial sale of Triple Ring was completed subsequent to the comparable period and resulted in Pansend's investment in Triple Ring no longer being accounted for under the equity method of accounting. Thus, no equity method losses were recognized from Triple Ring in the current period.

Other: Loss from equity investees within our Other segment for the nine months ended September 30, 2024, decreased $0.3 million to zero from a loss of $0.3 million for the nine months ended September 30, 2023. Loss from equity investees for the nine months ended September 30, 2023 was driven by our previous investment in HMN, which was sold on March 6, 2023, and had losses for the approximately two months of ownership in 2023.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; legacy accounts receivable write-offs; restructuring and exit costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Increase / (Decrease)	2024	2023	Increase / (Decrease)
Infrastructure	$20.9	$30.8	$(9.9)	$71.7	$70.6	$1.1
Life Sciences	(3.0)	(4.3)	1.3	(12.0)	(16.0)	4.0
Spectrum	1.7	(0.3)	2.0	4.8	0.9	3.9
Non-Operating Corporate	(2.8)	(4.1)	1.3	(8.2)	(11.0)	2.8
Other and Eliminations	—	—	—	—	(1.0)	1.0
Adjusted EBITDA	$16.8	$22.1	$(5.3)	$56.3	$43.5	$12.8

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp to Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

(in millions)	Three months ended September 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$6.2	$(6.0)	$(5.6)	$(9.6)	$—	$(15.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.0	0.1	1.3	—	—	4.4
Depreciation and amortization (included in cost of revenue)	3.7	—	—	—	—	3.7
Other operating loss	0.1	—	0.4	—	—	0.5
Interest expense	3.0	4.5	3.8	9.9	—	21.2
Other expense (income), net	0.3	(0.5)	2.2	(4.2)	—	(2.2)
Income tax expense	2.3	—	—	0.8	—	3.1
Non-controlling interest	0.6	(1.3)	(0.5)	—	—	(1.2)
Share-based compensation expense	—	0.1	—	0.2	—	0.3
Restructuring and exit costs	1.4	—	—	—	—	1.4
Acquisition and disposition costs	0.3	0.1	0.1	0.1	—	0.6
Adjusted EBITDA	$20.9	$(3.0)	$1.7	$(2.8)	$—	$16.8

(in millions)	Three months ended September 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$10.8	$(3.6)	$(6.5)	$(7.7)	$—	$(7.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.6	0.1	1.3	—	—	4.0
Depreciation and amortization (included in cost of revenue)	3.8	—	—	—	—	3.8
Other operating (income) loss	(0.2)	—	0.4	—	—	0.2
Interest expense	3.5	0.9	3.4	9.3	—	17.1
Other (income) expense, net	(0.7)	(0.1)	1.8	(1.4)	—	(0.4)
Income tax expense (benefit)	6.1	—	—	(5.0)	—	1.1
Non-controlling interest	1.0	(1.8)	(0.8)	—	—	(1.6)
Share-based compensation expense	—	0.2	—	0.6	—	0.8
Legacy accounts receivable write-off	2.2	—	—	—	—	2.2
Restructuring and exit costs	1.1	—	0.1	—	—	1.2
Acquisition and disposition costs	0.6	—	—	0.1	—	0.7
Adjusted EBITDA	$30.8	$(4.3)	$(0.3)	$(4.1)	$—	$22.1

Infrastructure: Net income from our Infrastructure segment for the three months ended September 30, 2024, decreased $4.6 million to $6.2 million from $10.8 million for the three months ended September 30, 2023. Adjusted EBITDA from our Infrastructure segment for the three months ended September 30, 2024, decreased $9.9 million to $20.9 million from $30.8 million for the three months ended September 30, 2023. The decrease in Adjusted EBITDA was primarily driven by lower revenue at both DBMG's commercial structural steel fabrication and erection business and Banker Steel, partially offset by higher margins, due to timing of completion of certain large commercial construction projects that are now at or near completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, as well as lower margins at the construction modeling and detailing business. This was partially offset by an increase in revenue and margins at the industrial maintenance and repair business and a decrease in recurring SG&A expenses primarily as a result of a decrease due to timing of compensation-related expenses in the current period.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2024, increased $2.4 million to $6.0 million from $3.6 million for the three months ended September 30, 2023. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2024, decreased $1.3 million to $3.0 million from $4.3 million for the three months ended September 30, 2023. The decrease in Adjusted EBITDA loss was primarily due to a decrease in equity method losses recognized from MediBeacon and Triple Ring, as discussed in Loss from Equity Investees above. Additionally contributing to the decrease in Adjusted EBITDA loss was an increase in gross profit at R2 Technologies, driven by an increase in sales in North America and worldwide of all R2's products, including Glacial fx systems, consumables, Glacial Spa systems and Glacial Rx systems. The decrease in Adjusted EBITDA loss was partially offset by an increase in SG&A expenses at R2 Technologies, primarily as a result of an increase in selling fees.

Spectrum: Net loss from our Spectrum segment for the three months ended September 30, 2024, decreased $0.9 million to $5.6 million from $6.5 million for the three months ended September 30, 2023. Adjusted EBITDA from our Spectrum segment for the three months ended September 30, 2024, increased $2.0 million to $1.7 million from an Adjusted EBITDA loss of $0.3 million for the three months ended September 30, 2023. The increase in Adjusted EBITDA was primarily due to an increase in revenue driven by network launches and expanded coverage with existing customers and unrepeated severance in the comparable period, which was partially offset by the termination of a number of smaller networks and individual markets in the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the three months ended September 30, 2024, increased $1.9 million to $9.6 million from $7.7 million for the three months ended September 30, 2023. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended September 30, 2024, decreased $1.3 million to $2.8 million from $4.1 million for the three months ended September 30, 2023. The decrease in Adjusted EBITDA loss was primarily driven by unrepeated severance expense related to the Company's former Chief Operating Officer in the comparable period.

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp to Adjusted EBITDA for the nine months ended September 30, 2024 and 2023:

(in millions)	Nine months ended September 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$31.6	$(14.3)	$(15.4)	$(20.0)	$0.1	$(18.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	8.9	0.3	3.9	0.1	—	13.2
Depreciation and amortization (included in cost of revenue)	11.5	0.1	—	—	—	11.6
Other operating (income) loss	(8.8)	—	0.5	0.2	—	(8.1)
Interest expense	7.7	6.4	10.6	30.2	—	54.9
Other (income) expense, net	(0.8)	1.2	6.3	(7.8)	(0.1)	(1.2)
Income tax expense (benefit)	15.7	—	—	(11.8)	—	3.9
Non-controlling interest	3.0	(6.1)	(1.3)	—	—	(4.4)
Share-based compensation expense	—	0.3	—	0.8	—	1.1
Restructuring and exit costs	2.6	—	—	—	—	2.6
Acquisition and disposition costs	0.3	0.1	0.2	0.1	—	0.7
Adjusted EBITDA	$71.7	$(12.0)	$4.8	$(8.2)	$—	$56.3

(in millions)	Nine Months Ended September 30, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$19.8	$(9.3)	$(16.8)	$(27.8)	$8.2	$(25.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	11.6	0.3	3.9	0.1	—	15.9
Depreciation and amortization (included in cost of revenue)	11.7	0.1	—	—	—	11.8
Other operating (income) loss	(0.2)	—	0.1	—	—	(0.1)
Interest expense	10.3	2.1	10.0	26.6	—	49.0
Other (income) expense, net	(1.2)	(4.1)	5.5	(4.9)	(12.5)	(17.2)
Income tax expense (benefit)	11.0	—	—	(6.6)	(1.2)	3.2
Non-controlling interest	1.9	(5.6)	(2.0)	—	3.3	(2.4)
Share-based compensation expense	—	0.5	—	1.5	—	2.0
Legacy accounts receivable write-off	2.2	—	—	—	—	2.2
Restructuring and exit costs	2.1	—	0.1	—	—	2.2
Acquisition and disposition costs	1.4	—	0.1	0.1	1.2	2.8
Adjusted EBITDA	$70.6	$(16.0)	$0.9	$(11.0)	$(1.0)	$43.5

Infrastructure: Net income from our Infrastructure segment for the nine months ended September 30, 2024, increased $11.8 million to $31.6 million from $19.8 million for the nine months ended September 30, 2023. Adjusted EBITDA from our Infrastructure segment for the nine months ended September 30, 2024, increased $1.1 million to $71.7 million from $70.6 million for the nine months ended September 30, 2023. The increase in Adjusted EBITDA was primarily driven by higher margins on certain large commercial construction projects that are now at or near completion in the current period at DBMG's commercial structural steel fabrication and erection, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, despite the decrease in revenue, and increases in revenue and margins at the industrial maintenance and repair businesses, which was partially offset by a decrease in revenue at Banker Steel, despite an increase in margins, due to timing of completion of certain large commercial construction projects, an increase in recurring SG&A, primarily as a result of compensation-related expenses, and decreased margins at the construction modeling and detailing business.

Life Sciences: Net loss from our Life Sciences segment for the nine months ended September 30, 2024, increased $5.0 million to $14.3 million from $9.3 million for the nine months ended September 30, 2023. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2024, decreased $4.0 million to $12.0 million from $16.0 million for the nine months ended September 30, 2023. The decrease in Adjusted EBITDA loss was primarily due to a decrease in equity method losses recognized from MediBeacon and Triple Ring, as discussed in Loss from Equity Investees above. Additionally contributing to the decrease in Adjusted EBITDA loss was an increase in gross profit at R2 Technologies, driven by an increase in sales in North America and worldwide of all R2's products, including Glacial fx systems, consumables, Glacial Spa systems and Glacial Rx systems. In addition, certain SG&A expenses at R2 Technologies decreased due to cost reduction initiatives which went into effect in the second half of 2023, which were offset by increases in sales commissions due to an increase in system sales, an increase in selling fees, an increase in professional fees and an increase research and development costs at Genovel.

Spectrum: Net loss from our Spectrum segment for the nine months ended September 30, 2024, decreased $1.4 million to $15.4 million from $16.8 million for the nine months ended September 30, 2023. Adjusted EBITDA from our Spectrum segment for the nine months ended September 30, 2024, increased $3.9 million to $4.8 million from $0.9 million for the nine months ended September 30, 2023. The increase in Adjusted EBITDA was primarily due to an increase in revenue primarily driven by network launches and expanded coverage with existing customers, unrepeated severance in the comparable period, as well as a decrease in salaries and benefits expense. This was partially offset by the termination of a number of smaller networks and individual markets in the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the nine months ended September 30, 2024, decreased $7.8 million to $20.0 million from $27.8 million for the nine months ended September 30, 2023. Adjusted EBITDA loss from our Non-Operating Corporate segment for the nine months ended September 30, 2024 decreased $2.8 million to $8.2 million from $11.0 million for the nine months ended September 30, 2023. The decrease in Adjusted EBITDA loss was primarily driven by an unrepeated severance expense related to the Company's former Chief Operating Officer in the comparable period, a decrease in salaries and benefits from a reduced headcount, and a decrease in consulting fees.

Other and Eliminations: Net income from our Other segment and Eliminations for the nine months ended September 30, 2024, decreased $8.1 million to $0.1 million from $8.2 million for the nine months ended September 30, 2023. Adjusted EBITDA losses from our Other segment for the nine months ended September 30, 2024, decreased $1.0 million to zero from an Adjusted EBITDA loss of $1.0 million for the nine months ended September 30, 2023. The decrease in Adjusted EBITDA loss was driven primarily by unrepeated severance related expenses at TIC Holdco, Inc. in the comparable period and our previous investment in HMN, which was sold on March 6, 2023, and had equity method losses for the approximately two months of ownership in 2023.

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

Infrastructure Segment

As of September 30, 2024, DBMG's backlog was $916.1 million, consisting of $823.7 million under contracts or purchase orders and $92.4 million under letters of intent or notices to proceed. Approximately $418.0 million, representing 45.6% of DBMG’s backlog as of September 30, 2024, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $12.1 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

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

On a consolidated basis, as of September 30, 2024, we had $51.0 million of cash and cash equivalents, excluding restricted cash, compared to $80.8 million as of December 31, 2023. On a stand-alone basis, as of September 30, 2024, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $20.2 million compared to $2.5 million as of December 31, 2023.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of September 30, 2024, we had $699.2 million of principal indebtedness on a consolidated basis compared to $722.8 million as of December 31, 2023, a net decrease of $23.6 million, which was primarily due to a $22.0 million net decrease in debt at our Infrastructure segment and a $7.0 million decrease in debt at our Non-Operating Corporate segment, partially offset by the capitalization of unpaid accrued interest at R2 Technologies into the principal amount of $5.4 million.

On a stand-alone basis, our Non-Operating Corporate segment indebtedness was $429.9 million and $436.9 million as of September 30, 2024 and December 31, 2023, respectively, a decrease of $7.0 million driven by a partial redemption payment of $4.1 million of the CGIC Unsecured Note on April 26, 2024 and the repurchase of $2.9 million principal amount of 2026 Convertible Notes during the nine months ended September 30, 2024. The September 30, 2024 indebtedness balance consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $48.9 million aggregate principal amount of 2026 Convertible Notes, $31.0 million remaining principal amount of the CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note increased from 9.0% per annum to 16.0% per annum on May 9, 2024, and will increase from 16.0% per annum to 32.0% per annum on May 9, 2025.

We are required to make dividend payments on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received $1.4 million and $8.0 million in net tax sharing payments from our Infrastructure segment for the three and nine months ended September 30, 2024, respectively. In addition, DBMG redeemed the intercompany $41.8 million DBMG Series A Preferred Stock from DBMGi on June 28, 2024, for $41.8 million in cash, which was remitted to INNOVATE. DBM Global Intermediate Holdco Inc. ("DBMGi") is a 100% owned subsidiary of INNOVATE and all intercompany transactions are eliminated on consolidation.

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

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 0.2858 shares of the Company’s common stock at a price of $0.70 per whole share (on a pre Reverse Stock Split basis).

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

As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 530,611 shares of common stock (5,306,105 shares of common stock on a pre Reverse Stock Split basis) for $3.7 million. Based on the number of shares of common stock actually sold upon exercise of the rights to third party investors, there were no excess shares of Series C Preferred Stock purchased by Lancer Capital under the equity advance that the Company was required to redeem, and Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the backstop commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which have been capitalized into Additional paid in capital ("APIC"). INNOVATE has been utilizing and expects to continue to use the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and consequently, on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Under the rules of the NYSE, because the shares purchased by Lancer Capital were greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock were not allowed to be converted until stockholder approval of such issuance was obtained. On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock (44,693,895 shares of common stock on a pre Reverse Stock Split basis).

The Company waived its Tax Benefits Preservation Plan to permit persons exercising rights to acquire 4.9% or more of the outstanding common stock upon the exercise thereof without becoming an Acquiring Person (as defined in the Tax Benefits Preservation Plan).

INNOVATE has used and expects to continue to use the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. On April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note. See Note 15. Equity and Temporary Equity for additional information.

Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of current debt at certain of the Company's subsidiaries as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next 12 months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The inability to refinance or extend the maturity of the current debt at the Company's subsidiaries, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including refinancing the debt at Broadcasting and DBMG, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q do not include any adjustments to the carrying amounts and classification of assets, liabilities, or expenses that may result if the Company is unable to continue as a going concern.

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Infrastructure	$2.8	$5.5	$10.7	$12.5
Life Sciences	—	—	0.1	0.3
Spectrum	0.3	0.2	1.0	0.8
Non-Operating Corporate	—	—	—	0.3
Total	$3.1	$5.7	$11.8	$13.9

Indebtedness

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the senior secured notes that were due in 2021 and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1st and August 1st of each year. If the Company sells certain assets and the net cash proceeds from all applicable asset sales exceed $50.0 million since the issue date of the 2026 Senior Secured Notes, the Company may be required in certain circumstances to make an offer to purchase the notes with the net cash proceeds from such an asset sale in excess of such $50.0 million threshold at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). In July 2024, we repurchased $2.9 million principal amount of our 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million. As of September 30, 2024, we had $48.9 million principal amount of 2026 Convertible Notes outstanding. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year.

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

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of September 30, 2024. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD. The maturity date of the Revolving Line of Credit, as amended on May 6, 2024, is May 16, 2025. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million.

For additional information on the terms and conditions of the Revolving Line of Credit, including guarantees and ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024.

CGIC Unsecured Note

On May 9, 2023, in connection with the redemption of the DBMGi Series A Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, bears interest at 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. As a result of the closing of the Rights Offering on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Refer to Note 15. Temporary Equity and Equity and to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 6, 2024, for additional information, as well as Note 15. Equity and Temporary Equity included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional details regarding the $4.1 million partial redemption.

Infrastructure

As of September 30, 2024, our Infrastructure segment has aggregate principal outstanding debt, including obligations under finance leases, of $176.8 million.

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a prime rate minus a spread with an interest rate floor of 4.25%. As of September 30, 2024 the outstanding balance was $75.0 million. The effective interest rate on the Revolving Line with UMB was 7.52% and 8.33% as of September 30, 2024 and December 31, 2023, respectively. The Revolving Line with UMB matures on August 15, 2025, and interest is paid monthly. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line. DBMG also has a $76.3 million term loan due 2026 (the "3.25% UMB Term Loan"), which expires May 31, 2026, and bears interest at an annual rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly.

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment adds an incremental separate term loan of $25.0 million to the existing credit facility, with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial $76.3 million 3.25% UMB Term Loan. Principal payments and interest are paid monthly.

During the nine months ended September 30, 2024, DBMG made $5.0 million in scheduled payments on the 4.0% note that was payable to Banker Steel's former owner. The 4.0% note matured on March 31, 2024 and was fully redeemed on April 2, 2024.

Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q which is incorporated herein by reference, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

As of September 30, 2024, our Life Sciences segment has aggregate principal outstanding debt of $22.8 million.

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and, effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. Interest on the note accrues at 20% per annum and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. The 20% $20.0 million note also includes an exit fee of 10.5% of the principal amount being repaid if repaid anytime from April 1, 2024 through April 30, 2024. The original maturity date of the 20% $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Effective May 17, 2024, the maturity date of the note was extended to December 31, 2024, and the exit fees were amended.

The initial exit fee, as amended, as of September 30, 2024 was equal to 11.39% of the principal amount being repaid and continues to increase by 0.17% each month thereafter until maturity. Effective July 31, 2024, an additional exit fee of $1.0 million was incurred under the amendment, which increases by $1.0 million each month until the end of November 2024. If unpaid prior to maturity, the total exit fees payable will be $7.9 million. The exit fees are being amortized over the term of the note using the effective interest rate method and are included in interest expense. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. As of September 30, 2024, total accrued exit fees were $5.6 million and were included within Accrued liabilities on the Condensed Consolidated Balance Sheet. Refer to Note 11. Debt Obligations of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Spectrum

As of September 30, 2024, our Spectrum segment has aggregate principal outstanding debt of $69.7 million, consisting of 8.50% and 11.45% Notes. Interest is capitalized and payable upon maturity of the notes. The maturity date of Spectrum's 8.50% and 11.45% Notes, is August 15, 2025, as amended.

The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability of $15.9 million is reflected within Other Current Liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2024, and a corresponding liability of $15.9 million was reflected within Other Liabilities (non-current) in the Consolidated Balance Sheet as of December 31, 2023. As of September 30, 2024, the effective interest rates on the notes, as amended, ranged from 20.6% to 24.0% per annum.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE entered into a related side letter with the lenders, whereby INNOVATE agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of our Spectrum segment's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $1.0 million fee is payable if repayment occurs by November 9, 2024, or $2.0 million if repayment occurs after that date. In exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV America.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 2026 Senior Secured Notes and all other Debt, including Convertible Series A-3 and Series A-4 Preferred Stock mandatory cash dividends or any other mandatory cash pay Series A-3 and Series A-4 Preferred Stock but excluding any obligation to pay interest on Series A-3 and Series A-4 Preferred Stock or any other mandatory cash payments on Series A-3 and Series A-4 Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of September 30, 2024, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of September 30, 2024, the Company was in compliance with this covenant.

The instruments governing the Company’s Series A-3 Preferred Stock and Series A-4 Preferred Stock also limit the Company’s and its subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Series A-3 Preferred Stock and Series A-4 Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

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

As of September 30, 2024, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Nine Months Ended September 30,		Increase / (Decrease)
	2024	2023
Cash used in operating activities	$(32.3)	$(34.7)	$2.4
Cash (used in) provided by investing activities	(4.0)	41.2	(45.2)
Cash provided by (used in) financing activities	6.4	(30.6)	37.0
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(1.0)	1.1
Net decrease in cash and cash equivalents, including restricted cash	$(29.8)	$(25.1)	$(4.7)

Operating Activities

Cash used in operating activities was $32.3 million for the nine months ended September 30, 2024, as compared to $34.7 million for the nine months ended September 30, 2023, an improvement of $2.4 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the nine months ended September 30, 2024, the improvement in operating cash flows was primarily driven by our Non-Operating Corporate segment, which had reductions in SG&A expenses related to unrepeated severance payments in the prior period and reductions in salaries and benefits in the current period due to headcount decreases, and our Other segment, which had an unrepeated $4.4 million foreign tax payment in the prior period related to the sale of New Saxon's 19% investment in in HMN on March 6, 2023. This was partially offset by a net decrease in working capital cash flows at our Infrastructure segment, primarily driven by normal business fluctuations in accounts receivable, contract-related assets and liabilities, other accrued liabilities and other current liabilities.

Investing Activities

Cash used in investing activities was $4.0 million for the nine months ended September 30, 2024, as compared to cash provided by investing activities of $41.2 million for the nine months ended September 30, 2023, a decrease of $45.2 million. The decrease was primarily driven by the $54.2 million of gross cash proceeds received in the prior period from the sale of New Saxon's 19.0% investment in HMN on March 6, 2023. Partially offsetting this decrease, was an increase in proceeds from the disposal of PP&E, which totaled $9.9 million for the nine months ended September 30, 2024 and primarily related to the sale of various PP&E at our Infrastructure segment, as compared to $1.5 million in proceeds for the nine months ended September 30, 2023. Capital expenditures for the nine months ended September 30, 2024 were $11.8 million, as compared to $13.9 million for the nine months ended September 30, 2023, a decrease in cash used of $2.1 million. Loans made by our Life Sciences segment to MediBeacon totaled $2.3 million for the nine months ended September 30, 2024, as compared to $1.0 million for the nine months ended September 30, 2023, a decrease of $1.3 million.

Financing Activities

Cash provided by financing activities was $6.4 million for the nine months ended September 30, 2024, as compared to cash used in financing activities of $30.6 million for the nine months ended September 30, 2023, an improvement in financing cash flows of $37.0 million. The improvement was primarily driven by our Non-Operating Corporate segment, which received $33.2 million in net proceeds in the current period from the Rights Offering and Concurrent Private Placement. In addition, during the nine months ended September 30, 2023, we made $15.9 million in distributions to non-controlling interests and redeemable non-controlling interests related to the sale of New Saxon's 19.0% investment in HMN on March 6, 2023. Our Corporate Segment also made a $7.0 million payment in the prior period connection with the repurchase of the DBMGi Series A Preferred Stock on May 9, 2023 from CGIC, and dividend payments decreased by $0.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to the repurchase of the DBMGi Series A Preferred Stock. These improvements in financing cash flows were partially offset by a $35.0 million increase in net outflows from revolving credit line activity for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which includes a net $25.0 million payment in the current period and included net proceeds of $10.0 million in the prior period related to our Infrastructure segment's Revolving Line with UMB. In addition, for the nine months ended September 30, 2024, net cash outflows from other debt obligations decreased by $14.6 million, primarily driven by proceeds of $25.0 million in the current period from an incremental separate term loan at our Infrastructure segment, partially offset by a $4.1 million repayment on the CGIC Unsecured Note and a $1.0 million principal payment for the partial repurchase of the 2026 Convertible Notes at our Corporate Non-Segment in the current period, and a decrease in proceeds from other debt obligations with Lancer Capital of $5.3 million at our Life Sciences segment.

Infrastructure

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBMG’s operating expenses, interest payments on debt, and capital expenditures. DBMG's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing on its contracts. DBMG attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBMG generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. DBMG relies on its credit facilities to meet its working capital needs. DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be adequate to meet all funding requirements for its operating expenses, working capital needs, interest payments on debt and capital expenditures for the foreseeable future. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

DBMG is required to make monthly interest payments on all of its debt. Based upon the September 30, 2024 debt balance, DBMG anticipates that its interest payments will be approximately $2.4 million for the fourth quarter of 2024 and approximately $1.9 million for each quarter of 2025.

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

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended September 30, 2024. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 6, 2024.

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
•our inability to continue operating as a going concern;
•the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Unsecured Note and Revolving Line of Credit, the Certificates of Designation governing INNOVATE’s Series A-3 Preferred Stock and Series A-4 Preferred Stock and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024 and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•the Reverse Stock Split may not result in a sustained increase in the per share price of our common stock;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, one of our subsidiaries successfully implemented a new Enterprise Resource Planning ("ERP") system, which replaced operating and financial systems and resulted in changes to our internal controls over financial reporting. We have taken steps to ensure that appropriate controls are in place and operating effectively in the new system environment. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting.

Other than as disclosed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Substantial doubt about our ability to continue as a going concern

As of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The principal conditions leading to this conclusion are the upcoming maturities of current debt at certain of the Company's subsidiaries as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next 12 months. The Company plans to alleviate these conditions through various initiatives it is currently exploring, including refinancing the debt at Broadcasting and DBMG, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all, nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. The inability to refinance or extend the maturity of the current debt at the Company's subsidiaries, or to raise sufficient cash to pay the debt at maturity would have a material adverse effect on our financial condition and likely cause the price of the Company’s common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the nine months ended September 30, 2024, there were no shares withheld in connection with the vesting of employee equity awards.

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

On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholder's approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock, held by Lancer Capital were converted into 4,469,390 shares of common stock (44,693,895 shares of common stock on a pre Reverse Stock Split basis).

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

3.1
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of INNOVATE Corp., dated August 8, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 8, 2024) (File No. 001-35210)

3.2
Certificate of Elimination of the Certificates of Designation of the Series A Convertible Participating Preferred Stock, Series A-1 Convertible Participating Preferred Stock, Series A-2 Convertible Participating Preferred Stock, Series B Non-Voting Participating Convertible Preferred Stock, Series B Preferred Stock, and Series C Non-Voting Participating Convertible Preferred Stock of INNOVATE Corp. dated September 30, 2024 (filed herewith)

3.3
Third Amended and Restated Certificate of Incorporation of INNOVATE Corp., dated September 30, 2024 (incorporated by reference to Exhibit 4.1 to INNOVATE's Form S-8 Registration Statement, filed with the SEC on October 30, 2024 (File No. 001-35210)

10.1^
INNOVATE Corp Second Amended and Restated 2014 Omnibus Equity Award Plan ((incorporated by reference to Exhibit A to INNOVATE’s Information Statement on Schedule 14C, filed with the SEC on October 7, 2024) (File No. 001-35210))

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline extensible business reporting language (XBRL): (i) Condensed Consolidated Statements of Cash Flows, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Balance Sheets, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 6, 2024