Form 10-K
period 2024-12-31
INNOVATE Corp.
filed 2025-03-31
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of INNOVATE’s common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $32.3 million based on the closing sale price of the Common Stock on such date.
As of March 27, 2025, 13,283,218 shares of common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference
The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

General

INNOVATE is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2024, our three operating platforms or reportable segments, based on management’s organization of the enterprise, are Infrastructure, Life Sciences and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

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

As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, while we intend to focus on Infrastructure, Life Sciences and Spectrum, we may exercise our broad discretion to identify and select an industry and the possible acquisition or business combination opportunity unrelated to our current operating segments. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and, if they do, what the terms or timing of any agreement would be.

Our strategic process includes a continual evaluation of our existing businesses which may include a sale or recapitalization of businesses or operating segments. We consider many factors as we go through our evaluation, which include, but are not limited to, market factors and opportunities, growth prospects and internal needs. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible dispositions, mergers and public offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement, and if they do, what the terms or timing of any agreement would be.

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

Human Capital

As of December 31, 2024, we had 3,135 full-time employees and 26 part-time employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Infrastructure Segment (DBMG)

DBM Global Inc. (“DBMG”) is a fully integrated construction company offering both construction and professional services primarily through its core subsidiaries, Schuff Steel Company ("SSC"), Banker Steel (“Banker”) and GrayWolf Industrial (“GrayWolf”) to a wide variety of commercial and industrial market segments. These companies provide services to their clients including design-assist, modularization, fabrication and erection of structural steel, heavy steel plate, trusses and girders, heavy equipment installation, as well as facility services for maintenance and shutdowns. The companies enable best delivery of pre-construction, construction and operations services by leveraging the capabilities of the DBM Vircon business, which provides construction modeling, rebar and steel detailing, industrial design, and digital engineering services. In addition, through its Aitken business ("Aitken"), DBMG manufactures pressure vessels, strainers, filters, separators and a variety of customized products.

DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, hospital and medical offices, data centers, renewables, chemical, pulp and paper mills, manufacturing facilities, bridges, mines, metal processing and power plants.

Headquartered in Phoenix, Arizona, DBMG has domestic operations in Alabama, Arizona, California, Florida, Georgia, Kansas, Kentucky, New Jersey, New York, Oregon, South Carolina, Texas, Utah, Virginia, and Washington with construction projects primarily located in the aforementioned states. In addition, DBMG has international operations in Australia, Canada, India, New Zealand, the Philippines, and the United Kingdom.

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

Strategy

DBMG’s objective is to achieve and maintain a leading position in the geographic regions and project segments that it serves by providing timely, high-quality services to its customers. DBMG pursues this objective with a strategy comprised of the following components:

•Pursue Large, Value-Added Projects: DBMG’s unique ability to offer a full range of steel construction services and project management capabilities makes it a preferred partner for complex construction projects in the geographic regions it serves. This capability often enables DBMG to bid against fewer competitors in a less traditional, more negotiated selection process on these kinds of projects, thereby offering the potential for higher margins while providing overall cost savings and project flexibility and efficiencies to its customers;

•Expand and Diversify Revenue Base: DBMG seeks to expand and diversify its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts, original equipment manufacturers, industrial owners, and other customers. DBMG also intends to continue to grow its operations by targeting projects that carry higher margins and less risk of large margin fluctuations. DBMG believes that continuing to diversify its revenue base by completing projects - such as low-rise office buildings, healthcare facilities and other commercial and industrial structures - could reduce the impact of periodic adverse market or economic conditions, as well as the margin slippage that may accompany larger projects;

•Emphasize Innovative Services: DBMG focuses its building information modeling ("BIM"), digital engineering, detailing, fabrication, erection, and construction expertise on larger, more complex projects, where it typically experiences less competition and more advantageous negotiated contract opportunities. DBMG has extensive experience in providing services requiring complex BIM modeling, detailing, fabrication and erection techniques and other unusual project needs, such as BIM coordination, specialized transportation, steel treatment or specialty coating applications, piping, machinery rigging and setting, deep foundations, and specialty welding. These service capabilities have enabled DBMG to address such design-sensitive projects as stadiums, uniquely designed hotels and casinos, pulp and paper mills, chemical plants, and other industrial and manufacturing facilities;

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

For the year ended December 31, 2024, revenues were as follows (in millions):

	Revenue	% of Total Revenue
SSC	$404.6	37.8%
Banker Steel	312.7	29.2%
GrayWolf	314.1	29.3%
DBM Vircon	33.2	3.1%
Aitken	7.0	0.6%
Total	$1,071.6	100.0%

The majority of DBMG's business is in North America, but DBM Vircon provides detailing services on five continents. In 2024, DBMG's two largest customers represented approximately 25.5% of DBMG's revenues. In 2023, DBMG’s two largest customers represented approximately 41.3% of DBMG's revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 84% - 94% and a sales pipeline that includes approximately $6.6 billion in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly fragmented across many small firms.

DBMG achieves a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive digital engineering and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication, erection, and multi-discipline industrial construction capabilities combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its 13 fabrication shops in the United States in 2024 and 33 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, and the UK.

DBMG operates with minimal bonding requirements, with a balance of 19.2% of DBMG's total backlog of $957.2 million as of December 31, 2024, and bonding is reduced as projects are billed rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed prices from mills at contract bid as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

SSC believes that the variety of services it offers to its customers enhances its ability to obtain and successfully complete projects. These services fall into six distinct groups: design-assist, pre-construction design and budgeting, steel management, fabrication, erection, and BIM:

•Design-Assist: Using the latest technology and BIM, SSC works to provide clients with cost-effective steel designs. The end result is turnkey-ready, structural steel solutions for its diverse client base;

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

•Fabrication: Through its six fabrication shops in Arizona, California, Kansas, and Utah, SSC has one of the highest fabrication capacities in the United States, with approximately 1.1 million square feet under roof and a maximum annual fabrication capacity of approximately 279,000 tons;

•Erection: Named the top steel erector in the United States for 2007, 2008, 2011, 2013-2020, and 2022, and the second top steel erector for 2021 and 2023 - 2024 by Engineering News-Record, SSC knows how to add value to its projects through the safe and efficient erection of steel structures; and

•BIM: SSC uses BIM on every project to manage its role efficiently. Additionally, SSC’s use of SIMS in conjunction with its proprietary BIM platform, Visualizer, allows for real-time reporting on a project’s progress and an information-rich model review.

Banker Steel provides full-service fabricated structural steel and erection services primarily for the East Coast and Southeast commercial and industrial construction market in addition to full design-assist services. Banker Steel offers a variety of services to its customers, which it believes enhances its ability to obtain and successfully complete projects. These services fall into four distinct groups: design-assist, pre-construction design and budgeting, fabrication, and erection:

•Design-Assist: Using the latest technology, Banker Steel helps developers plan, schedule, model and price projects from start to finish resulting in cost-effective steel designs;

•Pre-Construction/Design and Budgeting: Clients who contact Banker Steel in the early stages of planning can receive a detailed analysis of the structure and cost breakdown. Both of these tools allow clients to accurately plan and budget for any upcoming project;

•Fabrication: Through its four fabrication shops in Florida, New Jersey, and Virginia, Banker Steel has maximum annual fabrication capacity of approximately 159,000 tons with approximately 447,000 square feet of space; typically focusing on complex, non-commoditized jobs with intensive fabrication requirements; and

•Erection: Banker Steel offers a full suite of erection services including horizontal and vertical erection services.

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

•Multi-discipline construction and modularization services: GrayWolf offers multi-discipline construction services to manufacturing, power, petrochemical, refining, data center, oil and gas and other industrial markets. Its services include providing modularization, plant maintenance, specialty welding, equipment rigging and setting, and mechanical and electrical construction to customers in the power, industrial, petrochemical, water treatment, and refining markets at a national level;

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

•BIM Management: DBM Vircon is an industry leading provider of BIM management consultancy services ("BIM Management"), with clients ranging from government, industry organizations and general construction contractors. BIM Management of all project participants’ input, use and development of the applicable model is integral to ensuring that the model remains the single point of reference. DBM Vircon’s BIM Management service includes the governing of process and workflow management, which is a collection of defined model uses, workflows, and modeling methods used to achieve specific, repeatable and reliable information results from the model. The way the model is created and shared, and the sequencing of its application, impacts the effective and efficient use of BIM for desired project outcomes and decision support; and

•Bridge Steel Detailing: Utilizing industry leading technologies, DBM Vircon, through its wholly-owned subsidiary, Candraft VSI, provides steel detailing services for bridges which include: shop drawings, erection plans, anchor bolt drawings, connection sketches, DSTV files for cutting and drilling, DXF files for plate work, field bolt lists, specialist reports and advance bill of material and piping.

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

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers but is not dependent on any one producer. During the year ended December 31, 2024, DBMG, through SSC and Banker Steel, purchased approximately 50.9% of the total value of steel and steel components purchased from two domestic steel vendors. Refer to Item 1A - Risk Factors - "Risks Related to the Infrastructure segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

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

Human Capital

As of December 31, 2024, DBMG's workforce was comprised of 3,065 full-time and 23 part-time employees and hired 83 contractors and consultants across the globe, including the U.S., Canada, Australia, New Zealand, India, the Philippines, the UK, and Mexico. The number of persons DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by various trade unions. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 8.3% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2024, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

Life Sciences Segment (Pansend Life Sciences, LLC)

Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend") which maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest of 81.4% in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including a 45.9% interest in MediBeacon Inc. ("MediBeacon"), a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell").

R2 Technologies, Inc.

R2 Technologies develops and commercializes breakthrough aesthetic medical and non-medical devices in the aesthetic dermatology market. Headquartered in Silicon Valley, R2 Technologies is the world leader in CryoAesthetics™ medical devices. R2 Technologies' Glacial® platform for precision contact cooling of the skin has been shown to reduce inflammation and also brighten dark spots.

Skin lightening and brightening is a large and fast-growing segment of aesthetic dermatology. Current lightening products and/or procedures may be ineffective, unpredictable or even harmful, and patients often must compensate for lack of efficacy by using makeup or concealers. R2 Technologies developed the breakthrough CryoAesthetics™ technologies that uniquely deliver treatments that provide skin lightening, brightening, skin tone evening and reduction or elimination of hyperpigmentation and inflammation. R2’s patented CryoModulation technology uses controlled cooling to suppress melanin, inflammation and discomfort by precisely controlling time and temperature to deliver an effective treatment with little social downtime.

Founded in 2014 by Pansend and Blossom Innovations, LLC, R2 Technologies exclusively licenses intellectual property developed at Massachusetts General Hospital ("MGH") and Harvard Medical School. In 2019, R2 Technologies brought on its strategic partner, Huadong Medicine Company, Ltd., (“Huadong”). In connection with Huadong's investment, R2 Technologies entered into a distribution agreement with Huadong under which R2 Technologies granted Huadong exclusive rights to distribute all of R2 Technologies' products in the Asia-Pacific region, and R2 Technologies is entitled to receive a share of Huadong's net sales from such products.

On June 20, 2024, Pansend closed on a new Series D Preferred Stock ("Series D") investment in R2. As part of the transaction, R2 Technologies converted its intercompany notes and accrued interest with Pansend, together with an additional cash investment from Pansend, into new Series D convertible participating preferred stock, for a total new additional investment of $21.3 million, increasing Pansend's total cumulative investment in R2 Technologies to $64.5 million, which increased Pansend's ownership in R2 Technologies to 81.4% immediately post-transaction as compared to 56.8% prior to the transaction. The transaction was eliminated on consolidation.

R2 Technologies currently has four products in various stages of commercialization and development:

1.Glacial Rx – Launched in the first quarter of 2021 in the United States after receiving U.S. Food and Drug Administration (“FDA”) clearance for use in dermatologic procedures for the removal of benign lesions of the skin and for use when cooling is intended for the temporary reduction of pain, swelling, inflammation, and hematoma from minor surgical procedures. When used with R2 Technologies' Dermabrasion Tips, the intended use includes general dermabrasion, scar revision, acne scar revision and tattoo removal. The Glacial Rx system effectively and comfortably addresses these conditions, leaving the skin with a smoother and brighter appearance with little downtime for the patient. The Glacial Rx system is sold into medical practices and is operated by trained healthcare professionals.

2.Glacial Spa – Launched in the first half of 2022 in China after receiving China Non-Medical Classification, the Glacial Spa is a cooling experience used to even skin tone, and brighten and lighten skin and is intended to be operated by a trained aesthetician. The Glacial Spa system is being sold by Huadong’s existing sales force to spas. This product launched in the United States and Canada in 2023, marketed as Glacial fx. See below for more details on Glacial fx.

3.Glacial fx – Launched in the third quarter of 2023 in the United States and Canada, the Glacial fx is intended to brighten, calm, and stimulate healthy, youthful skin through its intelligent precision cooling technology. The Glacial fx system has expanded R2’s North America market into all practice types, including nonmedical and retail chains, and is intended to be operated by a trained aesthetician.

4.Glacial AI – Currently undergoing research and development, the Glacial AI is an autonomous, robotic cooling device focused on whole-body skin lightening and brightening.

Sales and Distribution

In the United States and Canada, R2 Technologies utilizes a direct sales force to sell Glacial Rx and Glacial fx. As of December 31, 2024, R2 Technologies had a sales force in the United States and Canada of 28 employees, total full-time employees of 42 and 2 part-time employees.

In international markets, R2 Technologies sells Glacial Rx, Glacial fx and Glacial Spa through distributors. Currently, R2 Technologies has contracts with distributors to sell these products into the following countries: Mexico, United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Australia, Hong Kong, Singapore, Vietnam, China, United Kingdom, France, Kuwait, and India.

Seasonality and Quarterly Results

Our business is subject to moderate seasonal fluctuations. We typically experience the highest revenues and operating income in the fiscal fourth quarter and lowest revenues and operating income in the first fiscal quarter. As our business outside of the United States grows, seasonal fluctuations may smooth out. As a result, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: EN ISO 13485:2016 Medical Devices - Quality Management Systems - Requirements for regulatory purposes and Medical Device Single Audit Program (US and Canada). In November 2024, we successfully completed a re-certification audit by our Certification Body, Société Générale de Surveillance ("SGS").

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

Patents and Proprietary Technology

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2024, our patent portfolio comprised 128 issued patents and 11 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our CryoModulation technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from General Hospital Corporation, which owns and operates the MGH and generally relate to our core technology. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2035 or later.

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

Patent License Agreement

On December 8, 2014, the Company entered into a Patent License Agreement with MGH, whereby R2 Technologies may use certain licensor assets and patent rights for the commercial development, manufacturing, distribution and use in products and processes. The agreement, as amended, calls for royalties to be paid at 8% of net sales of all products and processes with minimum guarantees. All milestones associated with the license agreement with MGH were completed in prior years and we made all required license fee and milestone payments to MGH in accordance with the Patent License Agreement, as amended. We continue to pay the royalty on net sales as required by the agreement and currently have no additional obligations to MGH resulting from any sublicensing agreement.

MediBeacon, Inc.

MediBeacon is a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement. MediBeacon has developed a system that enables point of care assessment monitoring of kidney function. The Transdermal GFR System (“TGFR”) is comprised of the TGFR Sensor, TGFR Monitor, and Lumitrace (relmapirazin), which, together, allow assessment of the kidney function by measuring the clearance rate of the fluorescent agent as it leaves the body. The system records Lumitrace fluorescence intensity transdermally as a function of time via a sensor placed on the skin. The TGFR Sensor records 2.5 fluorescent readings per second, and the TGFR Monitor will display the average session TGFR reading at the patient's bedside or in the outpatient setting.

On October 22, 2018, the FDA granted Breakthrough Device designation to the TGFR for the measurement of Glomerular Filtration Rate (“GFR”) in patients with impaired or normal kidney function. The FDA granted the TGFR a Breakthrough Device Designation because better tools are needed for the management of kidney patients, and this technology has the potential to provide for more effective patient management. Chronic kidney disease is estimated to affect more than 800 million people worldwide and is a leading cause of mortality worldwide. Under the Breakthrough Device program, the FDA works with companies to expedite regulatory review in order to give patients more timely access to innovative diagnostic and therapeutic technologies. MediBeacon completed its U.S. phase 3 TGFR Pivotal Study in the first quarter of 2023 and during the second quarter of 2023, submitted the results of the study to the FDA, and the results were published in April 2024 on the National Institutes of Health ("NIH") clinical studies website.

On January 17, 2025, it was announced that the FDA had approved MediBeacon’s TGFR for the assessment of kidney function in patients with normal or impaired renal function. The TGFR is validated for use in the assessment of Glomerular Filtration Rate (GFR) in patients with stable kidney function at the point of care. The TGFR utilizes an intravenous Lumitrace injection but does not require blood draws or urine analysis, unlike current methodologies requiring multiple blood draws or urine samples. In addition, current clinical practice measured GFR (mGFR) assessment requires sophisticated clinical laboratory analysis away from the patient’s point of care.

MediBeacon fluorescent tracer agent-based monitoring systems hold promise in a range of potential medical applications, including:

◦Gastrointestinal permeability, which has the potential to transform management of autoimmune and inflammatory diseases, including Crohn’s disease. Grants from the Bill and Melinda Gates Foundation, in collaboration with scientists at Washington University School of Medicine in St. Louis and the Mayo Clinic, have supported MediBeacon’s research in this area. The first in-human clinical studies were completed to study the feasibility of using fluorescent tracer agent-based systems to quantify the permeability of the gastrointestinal tract in patients with active Crohn’s disease.

◦Ocular angiography, which has the potential to diagnose and monitor vasculature leakage in the eye, a key factor in diagnosing and monitoring various diseases, including macular degeneration, diabetic retinopathy and retinal vasculitis while avoiding current potential clinical side effects such as allergic reactions, nausea and vomiting. MediBeacon was the recipient of a Small Business Innovation Research grant supported by the National Eye Institute of the NIH. MediBeacon is pursuing research into the use of Lumitrace to visualize vasculature in the eye.

◦Surgical visualization feasibility, which has the potential to be used in open, laparoscopic and robotic surgeries to identify critical structures (e.g. ureters), tumor margins and blood flow in tissues in real-time. Research in this area is underway.

In 2015, Pansend Life Sciences became the largest equity investor in MediBeacon. In 2019, MediBeacon entered into a $30 million investment and exclusive commercialization partnership in Greater China with Huadong, under which MediBeacon granted Huadong the exclusive rights to distribute all of MediBeacon’s products in Greater China, and MediBeacon will receive royalty payments on net sales of the TGFR system. Under this agreement, Huadong is also responsible for funding clinical trials, commercial and regulatory activities relating to the TGFR system in 25 countries in the Asia-Pacific region, including Greater China. MediBeacon received the first $15 million tranche during 2019 at a pre-money valuation of approximately $300 million. In 2020, Huadong amended their agreements to provide for Huadong to prepay, at a minimum, $20 million of future China royalties to fund registration of the TGFR system as a Class 1 device in China, allowing it to immediately enter the Chinese hospital system. As of December 31, 2024, approximately $29.9 million had been received by MediBeacon.

In November 2022, MediBeacon and Huadong amended their existing agreements for Huadong to provide approximately $10 million in additional funding to MediBeacon including, at a minimum, an additional $2.5 million in prepayment of future China royalties to accelerate other pre-commercialization activities. On February 23, 2023, pursuant to its amended commercial partnership with Huadong, MediBeacon issued $7.5 million of its preferred stock to Huadong, accelerating 50% of the remaining $15 million cash milestone investment due upon FDA approval of MediBeacon's TGFR.

Subsequent to year end, in January 2025, upon FDA approval, pursuant to the terms of MediBeacon's convertible notes, Pansend's convertible notes and the related accrued interest together totaling $12.9 million were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million investment in its preferred stock by Huadong was in the process of closing at a pre-money valuation of approximately $420 million. Once completed, this will decrease Pansend's ownership in MediBeacon from approximately 45.9% prior to the transaction to approximately 44.7% subsequent to the transaction. On a fully diluted basis, Pansend's ownership in MediBeacon will decrease from 40.1% to 39.7%.

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

Scaled Cell Solutions, Inc.

Scaled Cell is an immunotherapy company developing a novel autologous cell therapy system to potentially improve current chimeric antigen receptor T-cell ("CAR-T") treatments.

Spectrum Segment (HC2 Broadcasting Holdings Inc.)

HC2 Broadcasting Holdings Inc., ("HC2B" and together with its subsidiaries, "Broadcasting"), a majority-owned subsidiary of INNOVATE, is an owner and operator of broadcast television ("TV") stations throughout the U.S. and an avenue for high-end content providers to deliver their product over-the-air ("OTA") to more homes and, ultimately, mobile devices, including through fifth-generation mobile network ("5G") channels, the technology of which is currently being explored. Broadcasting’s stations are interconnected to an internet protocol network backbone, which allows Broadcasting to monitor and operate the stations remotely, resulting in significant cost efficiencies.

As of December 31, 2024, Broadcasting operated 256 stations, including three Full-Power stations, 53 Class A stations and 200 Low Power Television ("LPTV") stations. Broadcasting stations are collectively able to broadcast approximately 1,700 sub-channels and reach 113 markets in the U.S., and Puerto Rico, including 34 of the top 35 markets. Broadcasting has approximately 100 stations concentrated in the top 35 markets.

Operating Broadcast Stations

Below are Broadcasting’s operating stations as of December 31, 2024, listed by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	W02CY-D	LPTV Station
		WKOB-LD	LPTV Station
Los Angeles, CA	2	KHIZ-LD	LPTV Station
		KSKJ-CD	Class A Station
Chicago, IL	3	W31EZ-D	LPTV Station
		WPVN-CD	Class A Station
Dallas - Ft. Worth, TX	4	K07AAD-D	LPTV Station
		KHPK-LD	LPTV Station
		KNAV-LD	LPTV Station
		KJJM-LD	LPTV Station
		KODF-LD	LPTV Station
		KPFW-LD	LPTV Station
Philadelphia, PA	5	W25FG-D	LPTV Station
		WDUM-LD	LPTV Station
		WPSJ-CD	Class A Station
		WZPA-LD	LPTV Station
Houston, TX	6	KEHO-LD	LPTV Station
		KUGB-CD	Class A Station
		KUVM-LD	LPTV Station
		KUVM-CD	Class A Station
		KBMN-LD	LPTV Station
Atlanta, GA	7	WDWW-LD	LPTV Station
		WUEO-LD	LPTV Station
		WUVM-LD	LPTV Station
		WYGA-CD	Class A Station
Boston, MA	9	WLEK-LD	LPTV Station
San Francisco - Oakland - San Jose, CA	10	KEMO-TV	Full Power Station

		KQRO-LD	LPTV Station
Tampa - St Petersburg - Sarasota, FL	11	W31EG-D	LPTV Station
		W16DQ-D	LPTV Station
		WTAM-LD	LPTV Station
		WXAX-CD	Class A Station
Phoenix - Prescott, AZ	12	K12XP-D	LPTV Station
		KPDF-CD	Class A Station
		KTVP-LD	LPTV Station
Seattle, WA	13	KUSE-LD	LPTV Station
Detroit, MI	14	WDWO-CD	Class A Station
		WUDL-LD	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	15	WATV-LD	LPTV Station
		WFEF-LD	LPTV Station
Minneapolis - St. Paul, MN	16	K33LN-D	Class A Station
		K28PQ-D	LPTV Station
		KJNK-LD	LPTV Station
		KMBD-LD	LPTV Station
		KMQV-LD	LPTV Station
		KWJM-LD	LPTV Station
Denver, CO	17	KRDH-LD	LPTV Station
Miami - Ft. Lauderdale, FL	18	W16CC-D	LPTV Station
Cleveland - Akron - Canton, OH	19	KONV-LD	LPTV Station
		WEKA-LD	LPTV Station
		WQDI-LD	LPTV Station
		WUEK-LD	LPTV Station
Sacramento - Stockton - Modesto, CA	20	KFTY-LD	LPTV Station
		K04QR-D	LPTV Station
		K12XJ-D	LPTV Station
		KAHC-LD	LPTV Station
		KBIS-LD	LPTV Station
		KBTV-CD	Class A Station
		KFKK-LD	LPTV Station
		KFMS-LD	LPTV Station
Charlotte, NC	21	W15EB-D	Class A Station
		WVEB-LD	LPTV Station
		WHEH-LD	LPTV Station
Raleigh - Durham - Fayetteville, NC	22	WIRP-LD	LPTV Station
		WNCB-LD	LPTV Station
Portland, OR	23	KOXI-CD	Class A Station
St. Louis, MO	24	W09DL-D	LPTV Station
		WLEH-LD	LPTV Station
		K25NG-D	Class A Station
		KBGU-LD	LPTV Station
		KPTN-LD	LPTV Station
		WODK-LD	LPTV Station
Indianapolis, IN	25	WQDE-LD	LPTV Station
		WSDI-LD	LPTV Station
		WUDZ-LD	LPTV Station
Nashville, TN	26	WCTZ-LD	LPTV Station
		WKUW-LD	LPTV Station
Pittsburgh, PA	27	WJMB-CD	Class A Station
		WKHU-CD	Class A Station
		WMVH-CD	Class A Station
		WWKH-CD	Class A Station
		WWLM-CD	Class A Station
Salt Lake City, UT	28	KBTU-LD	LPTV Station
Baltimore, MD	29	WQAW-LD	LPTV Station

San Diego, CA	30	KSKT-CD	Class A Station
San Antonio, TX	31	K17MJ-D	LPTV Station
		K25OB-D	Class A Station
		KISA-LD	LPTV Station
		KOBS-LD	LPTV Station
		KSAA-LD	LPTV Station
		KSSJ-LD	LPTV Station
		KVDF-CD	Class A Station
Hartford - New Haven, CT	32	WRNT-LD	LPTV Station
		WTXX-LD	LPTV Station
Kansas City, MO	33	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
		KQML-LD	LPTV Station
Austin, TX	34	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
Columbus, OH	35	WDEM-CD	Class A Station
Greenville - Spartanburg - Asheville - Anderson, SC	36	W22EY-D	LPTV Station
Milwaukee, WI	38	WTSJ-LD	LPTV Station
West Palm Beach - Ft. Pierce, FL	39	WWCI-CD	Class A Station
		WDOX-LD	LPTV Station
		WXOD-LD	LPTV Station
Las Vegas, NV	40	K36NE-D	Class A Station
		KEGS-LD	LPTV Station
		KHDF-CD	Class A Station
		KNBX-CD	Class A Station
		KVPX-LD	LPTV Station
Jacksonville, FL	41	WJXE-LD	LPTV Station
		WKBJ-LD	LPTV Station
		WODH-LD	LPTV Station
		WRCZ-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	45	WUDX-LD	LPTV Station
		WUOA-LD	LPTV Station
Oklahoma City, OK	47	KBZC-LD	LPTV Station
		KOHC-CD	Class A Station
		KTOU-LD	LPTV Station
Albuquerque - Santa Fe, NM	48	KQDF-LD	LPTV Station
		KWPL-LD	LPTV Station
Louisville, KY	49	WKUT-LD	LPTV Station
New Orleans, LA	50	WQDT-LD	LPTV Station
		WTNO-CD	Class A Station
Memphis, TN	51	KPMF-LD	LPTV Station
		W15EA-D	Class A Station
		WPED-LD	LPTV Station
		WQEK-LD	LPTV Station
		WQEO-LD	LPTV Station
Ft. Myers - Naples, FL	53	WGPS-LD	LPTV Station
Buffalo, NY	54	WVTT-CD	Class A Station
		WWHC-LD	LPTV Station
Fresno - Visalia, CA	55	K17JI-D	Class A Station
		KZMM-CD	Class A Station
Richmond - Petersburg, VA	56	WFWG-LD	LPTV Station
		WUDW-LD	LPTV Station
		WWBK-LD	LPTV Station
Mobile, AL - Pensacola, FL	57	WEDS-LD	LPTV Station
		WWBH-LD	LPTV Station
Little Rock - Pine Bluff, AR	58	K23OW-D	LPTV Station
		KENH-LD	LPTV Station

		KWMO-LD	LPTV Station
Knoxville, TN	60	W19FF-D	LPTV Station
Tulsa, OK	61	KZLL-LD	LPTV Station
		KUOC-LD	LPTV Station
Des Moines - Ames, IA	67	KAJR-LD	LPTV Station
		KCYM-LD	LPTV Station
		KRPG-LD	LPTV Station
Wichita - Hutchinson, KS	71	KFVT-LD	LPTV Station
Flint - Saginaw - Bay City, MI	72	WFFC-LD	LPTV Station
		W35DQ-D	LPTV Station
Omaha, NE	73	KAJS-LD	LPTV Station
		KQMK-LD	LPTV Station
Springfield, MO	74	KCNH-LD	LPTV Station
		KFKY-LD	LPTV Station
Huntsville - Decatur - Florence, AL	75	W34EY-D	Class A Station
Madison, WI	77	W23BW-D	Class A Station
		WZCK-LD	LPTV Station
Rochester, NY	79	WGCE-CD	Class A Station
Harlingen - Weslaco - Brownsville - McAllen, TX	80	KAZH-LD	LPTV Station
		KNWS-LD	LPTV Station
		KRZG-CD	Class A Station
Charleston - Huntington, WV	82	WOCW-LD	LPTV Station
Waco - Temple - Bryan, TX	83	KAXW-LD	LPTV Station
		KZCZ-LD	LPTV Station
Savannah, GA	84	WDID-LD	LPTV Station
		WUET-LD	LPTV Station
Charleston, SC	85	WBSE-LD	LPTV Station
Chattanooga, TN	86	WYHB-CD	Class A Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	90	W29CI-D	Class A Station
Shreveport, LA	91	K36MU-D	LPTV Station
Champaign - Springfield - Decatur, IL	92	W23EW-D	LPTV Station
		WCQA-LD	LPTV Station
		WEAE-LD	LPTV Station
Cedar Rapids - Waterloo - Iowa City, IA	94	K17MH-D	LPTV Station
		KFKZ-LD	LPTV Station
Baton Rouge, LA	95	K27NB-D	LPTV Station
		K29LR-D	LPTV Station
Ft. Smith - Fayetteville - Springdale - Rogers, AR	96	KAJL-LD	LPTV Station
		KFLU-LD	LPTV Station
Myrtle Beach - Florence, SC	97	W33DN-D	LPTV Station
Boise, ID	98	K17ED-D	Class A Station
		K31FD-D	Class A Station
		KBKI-LD	LPTV Station
		KFLL-LD	LPTV Station
South Bend - Elkhart, IN	100	KPDS-LD	LPTV Station
Greenville - New Bern - Washington, NC	102	W35DW-D	LPTV Station
Reno, NV	103	K07AAI-D	LPTV Station
Tallahassee, FL - Thomasville, GA	105	W21EL-D	LPTV Station
Tyler - Longview- Nacogdoches, TX	106	KCEB	Full Power Station
		KBJE-LD	LPTV Station
		KDKJ-LD	LPTV Station
		KKPD-LD	LPTV Station
		KPKN-LD	LPTV Station
Lincoln - Hastings - Kearney, NE	107	KIUA-LD	LPTV Station
Augusta, GA - Aiken, SC	108	WIEF-LD	LPTV Station
Evansville, IN	109	WDLH-LD	LPTV Station
		WEIN-LD	LPTV Station

		WELW-LD	LPTV Station
Ft. Wayne, IN	110	W30EH-D	LPTV Station
		W25FH-D	LPTV Station
		WCUH-LD	LPTV Station
		WFWC-CD	Class A Station
		WODP-LD	LPTV Station
Fargo - Valley City, ND	113	K15MR-D	LPTV Station
Yakima - Pasco - Richland - Kennewick, WA	114	K33EJ-D	Class A Station
		K28QK-D	LPTV Station
Traverse City - Cadillac, MI	116	W36FH-D	LPTV Station
Macon, GA	119	W28EU-D	LPTV Station
		WJDO-LD	LPTV Station
Eugene, OR	120	K06QR-D	LPTV Station
		KORY-CD	Class A Station
Montgomery - Selma, AL	121	WQAP-LD	LPTV Station
		WDSF-LD	LPTV Station
Peoria - Bloomington, IL	122	W27EQ-D	LPTV Station
Santa Barbara - San Luis Obispo, CA	123	KDFS-CD	Class A Station
		KLDF-CD	Class A Station
		KQMM-CD	Class A Station
		KSBO-CD	Class A Station
		KVMM-CD	Class A Station
		KZDF-LD	LPTV Station
Lafayette, LA	124	K21OM-D	LPTV Station
Bakersfield, CA	125	KTLD-CD	Class A Station
		KXBF-LD	LPTV Station
Wilmington, NC	126	WQDH-LD	LPTV Station
Columbus, GA - Opelika - Auburn, AL	127	W31EU-D	LPTV Station
		W29FD-D	LPTV Station
Monterey - Salinas, CA	128	K09AAF-D	LPTV Station
La Crosse - Eau Claire, WI	129	W23FC-D	LPTV Station
Corpus Christi, TX	130	K21OC-D	LPTV Station
		K32OC-D	LPTV Station
		KCCX-LD	LPTV Station
		KYDF-LD	LPTV Station
Salisbury, MD	131	W35CS-D	LPTV Station
Amarillo, TX	132	KAUO-LD	LPTV Station
		KLKW-LD	LPTV Station
Columbia - Jefferson City, MO	135	K35OY-D	LPTV Station
Lubbock, TX	140	K32OV-D	LPTV Station
		KNKC-LD	LPTV Station
Topeka, KS	141	K35KX-D	LPTV Station
Palm Springs, CA	145	K21DO-D	Class A Station
Joplin, MO - Pittsburg, KS	151	KPJO-LD	LPTV Station
		KRLJ-LD	LPTV Station
Bangor, ME	156	W20ER-D	LPTV Station
		W32FS-D	LPTV Station
Biloxi-Gulfport, MS	158	W33EG-D	LPTV Station
Terre Haute, IN	159	W24FB-D	LPTV Station
Jackson, TN	174	WYJJ-LD	LPTV Station
Quincy, IL - Hannibal, MO - Keokuk, IA	175	K14SU-D	LPTV Station
		WVDM-LD	LPTV Station
Bowling Green, KY	180	WCZU-LD	LPTV Station
Puerto Rico	213	WOST	Full Power Station
		WWKQ-LD	LPTV Station
		WQQZ-CD	Class A Station

W20EJ-D	LPTV Station
W27DZ-D	LPTV Station
(a) Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States.

Broadcast Operations

Broadcasting carries 61 networks on its stations, distributing content across the U.S. Broadcasting provides free OTA programming to television viewing audiences in the communities it serves. The programming Broadcasting distributes includes networks targeting shopping, weather, sports and entertainment programming, as well as religious networks and networks targeting select ethnic groups.

Revenues

Broadcasting generates broadcast station revenue from its operations. Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the third-parties' related ad sales, principally from channel leases and revenue sharing agreements with minimum guarantees included within the contracts. In a typical broadcast station revenue agreement, we, as the owner/licensee of a station, make available, for a fee, airtime on one or multiple of our station subchannel(s) to a third party. The third party broadcasts during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract, when the program is broadcast. The fees charged can be fixed or variable, and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and are recognized as revenue when the subsequent usage occurs.

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
•As of December 31, 2024, 248 operating stations are connected to Broadcasting's cloud-based IP backbone and can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. In 2018, Federal Communications Commission ("FCC") deregulation in TV broadcasting eliminated the need for full time employees and studio facilities in markets where Broadcasting operates Full-Power and Class A stations, thus allowing Broadcasting to operate these stations remotely at greater cost efficiency;
•Broadcasting's major focus is to attract the highest quality content providers looking for nationwide distribution. With its national footprint and cloud-based infrastructure, Broadcasting also expects to realize premium pricing for content distribution;
•Broadcasting's growing revenue source is from providing national carriage to content providers. Carriage contracts pricing is in part determined by the signal contour of the broadcast station and the number of OTA TV households in a given market, as well as market supply and demand; and
•Broadcasting's broad portfolio of stations and our redundant coverage in major markets facilitates our ability to explore new revenue streams from other uses of our spectrum without impairing our legacy broadcast revenues. This includes converting technology used by existing stations to new standards such as the Advanced Television Systems Committee's standards ("ATSC 3.0") to explore light housing and datacasting revenue opportunities. Also, it allows us to trial 5G broadcasting to determine the viability of commercial revenues over time.

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

Because nearly all our stations are LPTV and Class A, they do not have primary channel “must carry” rights and, therefore, have no signal coverage and carriage on multiple video program distribution ("MVPD") systems. Our lack of MVPD distribution materially affects our television stations’ competitive position in attracting programmers and viewers. Specifically, MVPD systems can increase a broadcasting station’s competition for viewers in a market by providing both cable networks and distant television station signals not otherwise available to the station’s audience. Other sources of competition for audiences, programming and advertisers include streaming services, connected televisions, internet websites, mobile applications and wireless carriers, direct-to-consumer video distribution systems, and home entertainment systems. Recent developments by many companies, including internet streaming service providers and internet website operators, have expanded, and are continuing to expand, the variety and quality of broadcast and non-broadcast video programming available to consumers via the internet. Internet companies have developed business relationships with companies that have traditionally provided syndicated programming, network television and other content. As a result, additional programming has, and is expected to further become, available through non-traditional methods, which can directly impact the number of OTA TV viewers, and, thus, indirectly impact station revenues.

Government Approvals and Regulation

Federal broadcasting industry regulations limit our operating flexibility. The Federal Communications Commission ("FCC") regulates all local television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license; (ii) seek to renew or modify a license; (iii) purchase or sell a broadcast station license; and/or (iv) assign or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. Our FCC licenses must be renewed every eight years. The current television license renewal cycle began in 2020, and all our licenses have been renewed. The weighted-average period prior to the next renewal for FCC licenses was 5.4 years and 6.2 years as of December 31, 2024 and 2023, respectively, after taking into consideration licenses that were successfully renewed shortly after year-end. While we cannot be certain that we will always obtain renewal grants in the future from the FCC, the FCC has historically renewed the Company’s broadcast licenses in substantially all cases. The Company does not believe that the expiration or non-renewal of any of our FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

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

New Broadcast TV Technology: ATSC 3.0

In 2017, the FCC approved the ATSC 3.0, the next generation broadcast standards defining how television signals are broadcast and interpreted ("NextGen TV"). ATSC 3.0 is an enhancement to previous broadcast standards, providing enhanced picture and audio quality, mobility, addressability, increased capacity, and IP connectivity. ATSC 3.0 will offer a platform to merge linear programming and non-TV data services alongside OTA and over-the-top ("OTT"). As the ATSC 3.0 standard provides for a more efficient use of spectrum, this could enable us to provide expanded or additional services to new and existing customers, Among the many emerging opportunities will be hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic targeted advertising; customizable content; better measurement and analytics; the ability to share data with devices connected to the Internet; flexibility to add streams as needed; an ultra-high definition picture quality with enhanced immersive audio; and connectivity to automobiles. In addition, ATSC 3.0 will provide new emergency capabilities including advanced alerting functions which can relay evacuation routes and device wake-up features. Many of these features will be available to mobile devices. Currently, Broadcasting is exploring commercial opportunities in datacasting on our platform that may offer incremental revenue opportunities over the next year.

Human Capital

As of December 31, 2024, Broadcasting employed 16 full-time employees and 1 part-time employee across the U.S.

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

The information required by this item relating to our executive officers, directors and code of conduct is set forth in Item 10 of this Form 10-K. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2025 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:

Risks Related to Our Businesses

•The ability of our subsidiaries to make distributions, our principal source of cash
•Substantial doubt about our ability to continue as a going concern
•Our levels of indebtedness, financing arrangements and other obligations
•Restrictive covenants in our debt and preferred stock instruments
•Ability to meet working capital requirements
•Dependence on key personnel and ability to attract and retain skilled personnel
•Any identified material weaknesses in our internal controls
•Constraints in the labor market and increases in labor costs
•Foreign exchange rate volatility and inflation
•Impact of competition on our business
•Impact of any potential future acquisitions and ability to manage future growth and the incurrence of substantial costs in connection with acquisitions
•Cyber-attacks and other privacy or data security incidents
•Managing growth related to increased operational size
•Ability to fully utilize net operating loss and other tax carryforwards
•Risk of restated financial statements
•Presentation of corporate opportunities by certain current and former directors and officers and the impact of related party transactions
•Our status as a non-investment company
•Impact of potential litigation
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
•Adoption of artificial intelligence ("AI") and government regulation

Risks Related to the Infrastructure segment

•Unpredictability in timing of DBMG’s construction contracts and payments thereunder
•Impact of construction contract pricing terms, including fixed-price and cost-plus pricing
•New or increased import tariffs on steel or other materials and the impact of fluctuations in other costs and inflation
•Termination or cancellation of construction projects
•Increased concentration of construction projects in backlog
•Ability to realize revenue value reported in backlog
•Ability to meet contractual schedule or performance requirements
•Modification or termination of government contracts
•Reliability of subcontractors and third-party vendors
•Volatility in the supply and demand for steel and steel components
•Dependability of steel component suppliers and the impact of changes in costs and tariffs
•Intense competition in construction markets
•Ability of customers to receive applicable regulatory and environmental approvals
•Impact of failure to obtain or maintain required licenses
•Impact of bonding and letter of credit capacity
•Variability in liquidity over time
•Exposure to professional liability, product liability, warranty and other claims
•Impact of environmental compliance costs
•Impact of potential litigation
•Union labor disruptions that would interfere with operations
•Ability to maintain safe work environment

Risks related to the Life Sciences segment

•Significant fluctuations in Pansend's operating results
•High levels of competition in the life sciences space, competition in general and competitive developments in the market
•Reliance on third parties for sales, marketing, manufacturing and/or distribution, including delivery service providers
•Risks associated with potential disruptions in our operations
•Lack of significant current and historical operating revenue and risks associated with the implementation of our growth strategy
•Customer demand, patient satisfaction with procedures, and the impact of general economic conditions
•Impact of a failure to obtain or maintain necessary FDA (or foreign equivalent) clearances and approvals
•Risks associated with the misuse by customers, physicians and technicians of Pansend's products
•Inventory management, Pansend's limited manufacturing experience, and our ability to scale, suspend or reduce production based on variations in product demand.
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

Risks Related to Our Businesses

INNOVATE is a holding company, and its only material assets are its cash on hand, equity interests in its operating subsidiaries and its other investments. As a result, INNOVATE’s principal source of cash and cash flow is distributions from its subsidiaries, and its subsidiaries may be limited by law and by contract in making distributions to INNOVATE.

As a holding company, INNOVATE's material assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2024, the Company had $48.8 million of cash and cash equivalents, excluding restricted cash. On a stand-alone basis, as of December 31, 2024, the Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $13.8 million.

INNOVATE’s principal source of cash and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $330.0 million in aggregate principal amount of 8.5% Senior Secured Notes due 2026 (the "2026 Senior Secured Notes"), $48.9 million aggregate principal of 7.50% convertible senior notes due 2026 (the "2026 Convertible Notes"), $31.0 million aggregate principal amount of 16.0% unsecured notes issued to the Continental General Insurance Company ("CGIC") due 2026 (the "CGIC Unsecured Note") and the $20.0 million secured revolving credit agreement (the “Revolving Credit Agreement”), of which $20.0 million was drawn as of December 31, 2024, and to finance future acquisitions, is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to INNOVATE. INNOVATE’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by INNOVATE, they have no obligation to make any funds available to INNOVATE, whether in the form of loans, dividends, distributions or otherwise. The ability of INNOVATE’s subsidiaries to distribute cash to it is, and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, DBMG is a borrower under credit facilities that restrict their ability to make distributions or loans to INNOVATE. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to INNOVATE. For additional information, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under our outstanding indebtedness, and our obligations under our outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries' indebtedness, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Substantial doubt about our ability to continue as a going concern

As of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The principal conditions leading to this conclusion are the upcoming maturities of our Corporate Senior Secured Notes, other current debt at Corporate and certain of our subsidiaries as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next twelve months. The Company plans to alleviate these conditions through various initiatives it is currently exploring, including refinancing the debt at Corporate and our subsidiaries, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all, nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing or raise sufficient cash to pay the debt at maturity would have a material adverse effect on our financial condition and likely cause the price of the Company’s common stock to decline.

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

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2024, our total principal amount of outstanding debt was $668.3 million and the accrued value of our outstanding preferred stock had a combined redemption value of $16.1 million and a current fair value of $16.4 million as of December 31, 2024, which is inclusive of the $0.3 million accrued dividend payable on January 15, 2025. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

•increased vulnerability to general adverse economic and industry conditions;
•higher interest expense if interest rates increase on our floating rate borrowings are not effective to mitigate the effects of these increases;

•our 2026 Senior Secured Notes are secured by substantially all of INNOVATE’s assets and those of certain of INNOVATE’s subsidiaries that have guaranteed the 2026 Senior Secured Notes, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;
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

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flows from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income or positive cash flows from operations in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating businesses, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net loss attributable to INNOVATE of $34.6 million in 2024 and net loss attributable to INNOVATE of $35.2 million in 2023, and we have also incurred net losses in other prior periods.

We cannot assure you that our business will generate cash flow from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. For the years ended December 31, 2024 and 2023, we recognized cash flows provided by operating activities of $9.1 million and $26.5 million, respectively.

Loss of our key management or other personnel, including the 2023 unexpected passing of our Chief Executive Officer, President and Director, could adversely impact our business.

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

On July 23, 2023, we announced the unexpected passing of Wayne Barr, our President, Chief Executive Officer ("CEO") and Director. Mr. Barr had served as a director of INNOVATE since January 2014 and as CEO since November 2020. Following Mr. Barr’s death, on July 25, 2023, Paul K. Voigt was named Interim CEO of the Company. Mr. Voigt has served as Senior Managing Director of Investments at Lancer Capital, LLC ("Lancer Capital") since 2019. From 2014 to 2018, Mr. Voigt served as Senior Managing Director of Investments of the Company and was involved with sourcing deals and capital raising for the Company.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2024 and 2023, management concluded that our internal control over financial reporting was effective.

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

Fluctuations in the exchange rate of the U.S. dollar, foreign currencies and inflation may adversely impact our results of operations and financial condition.

Although the majority of our products are manufactured and sold inside of the United States, we conduct various operations outside the United States. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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

Our businesses are also exposed to, among other things, inflation and fuel price increases. Inflationary pressures can result in increased interest rates, fuel, wages, freight and container expenses and other costs which, if they continue for a prolonged period, may adversely affect our results of operations if we are not able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Our failure to meet the continued listing requirements of NYSE could result in a delisting of our securities, which in turn could adversely affect our financial condition and the market for our common stock.

On February 26, 2024, the Company was notified by the New York Stock Exchange ("NYSE") that the average closing price of the Company's common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). Pursuant to Section 802.01C, the Company had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. On August 27, 2024, subsequent to the Reverse Stock Split, the Company was notified by the NYSE that it had again regained compliance with this listing standard. If the Company's average closing price of the Company's common stock falls below $1.00 per share again and the Company is unable to regain compliance with the $1.00 share price rule within the mandated cure period, the NYSE will initiate procedures to suspend and delist the Common Stock. If the common stock ultimately were to be delisted from the NYSE, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to sell its common stock in certain states within the United States, also potentially impacting the Company’s ability to raise financing. If the Company’s common stock is delisted from NYSE, the price paid by investors may not be recovered.

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

Furthermore, our subsidiaries also face competition from both traditional and new market entrants that may adversely affect them as well, as discussed below in the risk factors related to our Infrastructure, Life Sciences and Spectrum segments.

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

The efficient operation of our businesses is dependent on computer hardware and software systems. For instance, INNOVATE and its subsidiaries rely on information systems to process customer orders, manage inventory and accounts receivable collections, purchase products, manage accounts payable processes, track costs and operations, maintain client relationships and accumulate financial results. Information technology security threats - from user error to cybersecurity attacks designed to gain unauthorized access to our systems, networks and data - are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. Cybersecurity attacks could also include attacks targeting sensitive data or the security, integrity and/or reliability of the hardware and software installed in products we use. Additionally, the rapid advancement of AI may give rise to additional cybersecurity vulnerabilities. Through generative AI, potential threats may have new tools to automate and refine attacks or evade detection. We treat such cybersecurity risks seriously given these threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.

Despite our implementation of industry-accepted security measures and technology, our information systems are vulnerable to and have been subject to cyber-attacks, computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Although to date, such attacks have not had a material impact on our financial condition, results of operations or liquidity, there can be no assurance that our cybersecurity measures and technology will adequately protect us from these and other risks, including internal and external risks such as natural disasters and power outages and internal risks such as insecure coding and human error. Attacks perpetrated against our information systems could result in loss of assets and critical information, theft of intellectual property or inappropriate disclosure of confidential information and could expose us to remediation costs and reputational damage. The inappropriate disclosure of confidential information or risk of theft of our intellectual property could result from the inappropriate use of AI systems by our employees, personnel, or business partners with access to such information, which could have an adverse effect on our business. In addition, the unexpected or sustained unavailability of the information systems or the failure of these systems to perform as anticipated for any reason, including cybersecurity attacks and other intentional hacking, could subject us to legal claims if there is loss, disclosure or misappropriation of or access to our customers’ information and could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, sensitive data being lost or manipulated and could otherwise disrupt our businesses and result in decreased performance, operational difficulties and increased costs, any of which could adversely affect our business, results of operations, financial condition or liquidity.

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

Our ability to utilize our net operating loss ("NOL") and other tax carryforward amounts, such as Code Section 163(j) disallowed interest carryforwards, to reduce taxable income in future years may be limited for various reasons. As a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"), the deduction for NOLs arising in tax years after December 31, 2017, will be limited to 80% of taxable income, although they can be carried forward indefinitely. NOLs that arose prior to the years beginning January 1, 2018 are still subject to the same carryforward periods.

As of December 31, 2024, the U.S. consolidated group had approximately $174.3 million of federal NOL carryforwards and $222.2 million of Code Section 163(j) interest limitation carryforwards available to offset our future taxable income, which NOLs will begin to expire in 2034. Pursuant to the Code Sections 382 and 383, use of our NOLs and certain other tax attributes may be limited by an “ownership change” within the meaning of Code Section 382 and applicable Treasury Regulations. If a corporation undergoes an “ownership change,” which is generally defined as an increase of more than 50% of the value of a corporation’s stock owned by certain “5-percent shareholders” (as such term is defined in Internal Revenue Code Section 382) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income or taxes may be limited.

On August 30, 2021, the Company entered into a Tax Benefits Preservation Plan (the "2021 Preservation Plan"). The 2021 Preservation Plan was intended to help protect the Company's ability to use its tax NOLs and other certain tax assets ("Tax Benefits") by deterring an "ownership change," as defined under the Code, by a person or group of affiliated or associated persons from acquiring beneficial ownership of 4.9% or more of the outstanding common shares. The 2021 Preservation Plan terminated on March 31, 2023, and, on April 1, 2023, the Company entered into a new Tax Benefits Preservation Plan (the “2023 Preservation Plan”). On May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax net operating losses and other certain tax assets. Refer to Note 16. Equity and Temporary Equity included in the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on the expired 2023 Preservation Plan, which is incorporated herein by reference.

We may experience ownership changes in the future as a result of subsequent shifts in our common stock ownership, some of which may be outside of our control. If the Company were to experience an ownership change as defined in Code Section 382, its ability to utilize these tax attributes would be substantially limited.

For instance, in 2014, after substantial acquisitions of our common stock were reported by new beneficial owners, and we issued shares of our preferred stock, convertible into our common stock. We conducted a Code Section 382 review. The conclusions of this review indicated that an ownership change had occurred as of May 29, 2014.

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

While we have adopted a code of ethics applicable designed to promote the ethical handling of actual or apparent conflicts of interest, we have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having an interest in any transaction to which we are a party or in which we have an interest. Additionally, we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We have in the past engaged in transactions in which such persons have an interest (for example, the 2021 sale of Continental Insurance Group ("CIG") to Continental General Holdings LLC, an entity controlled by Michael Gorzynski, a former director of the Company). Subject to the terms of any applicable covenants in financing arrangements or other agreements, we may from time to time enter into additional transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we are involved, and may also compete with us.

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

While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate change-related risks wherever business is conducted. While there have been no direct impacts to the financial statements, any of our primary locations could be vulnerable to the adverse effects of climate change, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

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
•the imposition of withholding or other taxes on foreign income, new or increased tariffs or restrictions on foreign trade and investment;
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

We also own minority interests in a number of entities, such as MediBeacon, Triple Ring Technologies, Inc. and Scaled Cell, over which we do not exercise, or have only limited, management control, and we are, therefore, unable to direct or manage the business to realize the anticipated benefits that we can achieve through full integration.

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

Our certificate of incorporation, as amended, authorizes the issuance of up to 250,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of December 31, 2024, INNOVATE has 13,410,179 issued and 13,261,379 outstanding shares of its common stock, and 16,125 shares of Series A-3 and Series A-4 preferred stock issued and outstanding. However, our certificate of incorporation authorizes our board of directors, from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

We may issue shares of common stock or additional shares of preferred stock to raise additional capital, such as during the Rights Offering which closed during 2024, to complete a business combination or other acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or pursuant to other employee incentive plans, any of which could dilute the interests of our stockholders and present other risks.

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

As of December 31, 2024, the holders of our 2026 Convertible Notes had rights to convert their notes into 1,154,857 shares of our common stock. The conversion of some or all of our 2026 Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2026 Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the market price of our common stock.

Future sales of substantial amounts of our common stock by holders of our preferred stock or other significant stockholders may adversely affect the market price of our common stock.

As of December 31, 2024, the holders of our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock had certain rights to convert their preferred stock into 549,884 shares of our common stock.

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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects, and DBMG’s backlog may become concentrated among a smaller number of customers. At December 31, 2024, DBMG's backlog was $957.2 million, consisting of $793.8 million under contracts or purchase orders and $163.4 million under letters of intent or notices to proceed. Approximately $461.5 million, representing 48.2% of DBMG’s backlog at December 31, 2024, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted, and backlog could decrease substantially if one or more of these projects terminate or reduce their scope.

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

The prices of the steel and steel components that DBMG utilizes in the course of completing projects are susceptible to price fluctuations due to supply and demand trends, duties and tariffs, energy costs, transportation costs, government regulations, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. For example, the recent armed conflicts in Ukraine and Israel have resulted in significant uncertainty in the commodities markets. A prolonged conflict and any sanctions or import controls targeting the Russian oil and natural gas industries could lead to sustained increases in energy prices. Although DBMG may attempt to pass on certain of these increased costs to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, DBMG’s margins may be adversely impacted by such cost increases.

In addition, the recently approved increases in steel import tariffs proposed by the U.S. president could lead to significant increases in the cost of steel. Tariffs on components that we or our suppliers import from certain nations that have, or may in the future have, tariffs may adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our services and products becoming less attractive relative to services and products offered by our competitors. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

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
•its ability to import products;
•its suppliers’ noncompliance with applicable laws, trade restrictions and tariffs, including the imposition of or increase in tariffs, export controls and other trade restrictions;
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

A portion of DBMG’s employees are represented by labor unions, and 8.3% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, at which time they will be renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

Pansend’s quarterly and annual operating results may fluctuate significantly, which makes it difficult for Pansend to predict its future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of Pansend’s control and may be difficult to predict, including:
•the timing and cost of, and level of investment in, research, development, and commercialization activities relating to Pansend’s product and product candidates, which may change from time to time;
•the timing of receipt of approvals or clearances for Pansend’s product candidates from regulatory authorities in the U.S. or internationally;
•the timing and status of enrollment for Pansend’s clinical trials; the timing and success or failure of nonclinical studies and clinical trials for Pansend’s product candidates or competing product candidates, or any other change in the competitive landscape of the life sciences industry, including consolidation among Pansend’s competitors or partners;
•coverage and reimbursement policies with respect to Pansend’s product and product candidates, including the degree to which treatments using its products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with its products, and competition in general and competitive developments in the market;
•the cost of manufacturing Pansend’s product, as well as building out its supply chain, which may vary depending on the quantity of production and the terms of Pansend’s agreements with manufacturers;
•expenditures that Pansend may incur to acquire, develop or commercialize additional product candidates and technologies;
•the level of demand for Pansend’s product and any product candidates, if approved or cleared, which may vary significantly over time and may experience seasonal fluctuations in demand;
•litigation, including patent, employment, securities class action, stockholder derivative, general commercial, product liability and other lawsuits or claims;
•changes in geographic, channel or product mix;
•weakness in consumer spending as a result of a slowdown in the global, U.S. or other economies;
•changes in relationships with our customers and distributors, including timing of orders; and
•our inability to scale, suspend or reduce production based on variations in product demand.

To respond to these and other factors, we may make business decisions that adversely affect our operating results such as modifications to our pricing policy, promotions, or operations. Most of our expenses, such as employee compensation, are relatively fixed in the short term. Moreover, expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our net revenues for a particular period fall below expectations, we may be unable to adjust spending quickly enough to offset any shortfall in net revenues. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of future performance.

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

Pansend may also face increased competition in the future as new companies enter Pansend’s markets and as scientific developments surrounding electro-signaling therapeutics continue to accelerate. While Pansend will seek to expand its technological capabilities to remain competitive, research and development by others may render its technology or product candidates obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. In addition, certain of Pansend’s product candidates may compete with other dermatological products, including over the counter ("OTC") treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. Even if a generic product or an OTC product is less effective than Pansend’s product candidates, a less effective generic or OTC product may be more quickly adopted by physicians and patients than Pansend’s competing product candidates based upon cost or convenience. As a result, Pansend may not be able to compete effectively against current and potential future competitors or their devices and products.

Pansend may rely on third parties for its sales, marketing, manufacturing and/or distribution, including delivery service providers, and these third parties may not perform satisfactorily. A disruption in the operations of our primary freight carrier or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.

To be able to commercialize Pansend’s planned products, Pansend may elect to internally develop aspects of sales, marketing, large-scale manufacturing, or distribution, or Pansend may elect to utilize third parties with respect to one or more of these items. Pansend’s reliance on these third parties may reduce its control over these activities; however, reliance on third parties does not relieve Pansend of its responsibility to ensure compliance with all required legal, regulatory, and scientific standards. Any failure of these third parties to perform satisfactorily and in compliance with relevant laws and regulations could lead to delays in the development of Pansend’s planned products, including delays in its clinical trials, or failure to obtain regulatory approval for its planned products, or failure to successfully commercialize its planned products or other future products. Some of these events could be the basis for FDA or other regulatory action, including injunction, recall, seizure, or total or partial suspension of production.

R2 Technologies depends heavily on contracted third-party delivery service providers to deliver our products to our providers and customers. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest, among others. If our products are not delivered on time or are delivered in a damaged state, providers and customers may refuse to accept our products and have less confidence in our services, which could negatively impact our relationships with our customers and distributors, business, financial condition and results of operations.

We are dependent on commercial freight carriers to deliver our products within the United States. If the operations of these carriers are disrupted for any reason, we may be unable to timely deliver our products to our customers. If we cannot deliver our products on time and cost effectively, our customers may choose competitive offerings causing our net revenues and gross margins to decline. In a rising fuel cost environment, our freight costs will increase. If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in costs, our gross margin and financial results could be adversely affected.

A disruption in our operations could materially and adversely affect our business.

As a company engaged in distribution, our operations, including those of our third-party suppliers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, supply chain disruptions, macroeconomic issues, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, changes in laws and regulatory requirements, as well as natural disasters, pandemics (such as the COVID-19 pandemic), border disputes, political crises, and other external factors over which we and our third-party suppliers, brokers and delivery service providers may have no control. Our ability to meet the needs of our consumers depends on the proper operation of our distribution facilities, where most of our inventory that is not in transit is housed. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party suppliers and delivery service providers could materially and adversely affect our business, financial condition and results of operations. Our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our manufacturing facilities or distribution centers, and any loss, damage of or disruption to those facilities, or loss or damage of the inventory stored there, could materially and adversely affect our business, financial condition and results of operations.

Pansend currently has not generated significant product revenue and may never become profitable.

To date, Pansend has not generated significant revenue and has historically relied on financing from the sale of equity securities and issuances of additional debt to fund its operations. We expect that Pansend’s future financial results will depend primarily on its success in launching, selling, and supporting its therapies and treatments, including R2 Technologies' Glacial systems or other products based on Pansend’s technology. Pansend expects to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with Pansend’s capital raising efforts. Pansend is expected to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. Pansend is incurring significant operating losses, and is expected to continue to incur additional losses for the foreseeable future, and we cannot assure you that it will generate significant revenue or be profitable in the future. There are no assurances that Pansend’s future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of Pansend’s technology, which may include licensing, Pansend may never recover its research and development expenses. Investment in medical technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy or clinical utility. Investors should evaluate an investment in Pansend in light of the uncertainties encountered by developing medical technology companies and life sciences companies in a competitive environment. There can be no assurance that Pansend’s efforts will be successful or that it will ultimately be able to achieve profitability. Even if Pansend achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

We may not be able to successfully implement our growth strategy and we may be unable to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to: drive demand in the brand; invest in our providers; and improve productivity in our retailers, U.S. medical spa facilities and U.S. spa facilities.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments that may result in short-term cost increases with net sales materializing on a longer-term horizon and therefore may be dilutive to earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

Growing our business will place a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to: enhance our operational, financial and management systems, including warehouse management and inventory control; maintain and improve internal controls and disclosure controls and procedures; maintain and improve information technology systems and procedures; and expand, train and manage our employee base. We may not be able to effectively manage our expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and results of operations. Growing our business may make it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may be unsuccessful in executing our growth strategy and our results of operations could suffer.

R2 Technologies' success depends upon customer demand and patient satisfaction with its procedures.

R2 Technologies’ procedures are elective aesthetic procedures, the cost of which must be borne by the patient and is generally not covered by or reimbursable through government or private health insurance. In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the procedures conducted using R2’s systems. The decision to undergo one of R2’s procedures is, thus, driven by patient demand, which may be influenced by a number of factors, such as:

•the success of R2’s sales and marketing programs;
•the extent to which R2’s physician customers recommend its procedures to their patients;
•the extent to which R2 Technologies’ procedures satisfy patient expectations;
•R2 Technologies’ ability to properly train its physician customers in the use of its systems so that their patients do not experience excessive discomfort during treatment or adverse side effects;
•the cost, safety, and effectiveness of R2 Technologies’ systems versus other aesthetic treatments;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and R2 Technologies’ systems in particular;
•the success of any direct-to-consumer marketing efforts R2 Technologies may initiate; and
•general consumer confidence, which may be impacted by economic and political conditions outside of R2 Technologies’s control.

R2 Technologies’ financial performance will be negatively impacted in the event it cannot generate significant patient demand for procedures performed with its systems.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors, including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook could adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dermatology or internal medicine offices and in medical spa facilities and spa facilities, a reduction in consumer spending on elective, non-urgent or higher value treatments, such as those offered by our providers, or a reduction in the demand for aesthetic services generally, each of which could have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling aesthetic technologies and doctors or estheticians may postpone investments in capital equipment, such as our Glacial systems. Increased market acceptance of our products and treatments will depend in part upon the recommendations of medical and aesthetics professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics and price compared to competing products and treatment methods.

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

Pansend’s failure to comply with federal or state regulations, or with regulations in foreign markets that cover its product claims and advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Each medical device that Pansend wishes to market in the U.S. must first receive either 510(k) clearance or premarket approval ("PMA") from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The PMA process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect Pansend’s revenues and profitability.

R2 Technologies has obtained 510(k) clearances for its Glacial Rx system for various uses, including, but not limited to: the removal of benign lesions of the skin; the use of cooling technologies intended for the temporary reduction of pain; swelling; inflammation; hematoma for minor surgical procedures; general dermabrasion; scar revision; acne scar revision; tattoo removal; and minimization of pain, inflammation and thermal injury during laser and dermatological treatments. However, these approvals and clearances may be subject to revocation if post- marketing data demonstrates safety issues or lack of effectiveness. Many medical devices, such as medical lasers, are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

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

Pansend’s customers, or physicians, aestheticians and technicians, as the case may be, may misuse certain of its products, and product liability lawsuits and other damages imposed on Pansend may have a material adverse impact on its business.

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

If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.

Our business requires us to manage inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, rapid changes in product pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products, competitors’ product launches, and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or componentry. If we fail to manage our inventory effectively we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations.

Pansend has limited experience in manufacturing its products in large-scale commercial quantities and may face manufacturing risks , including an inability to scale, suspend or reduce production based on variations in product demand, that may adversely affect its ability to manufacture products and could reduce its gross margins and negatively affect its business and operating results.

Pansend’s success depends, in part, on its ability to manufacture its current and future products in sufficient quantities and on a timely basis to meet demand, while adhering to product quality standards, complying with regulatory quality system requirements and managing manufacturing costs. For example, R2 Technologies' third-party contract manufacturer has a manufacturing facility located in Sunnyvale, California where they produce, package and warehouse the Glacial Rx, Glacial fx and Glacial Spa systems. R2 Technologies also relies on a global third-party manufacturer for production of some of the components used in the Glacial Rx and Glacial fx/Spa systems. If R2 Technologies' facility, or the facilities of its third-party contract manufacturers, suffer damage, or a force majeure event, this could materially impact R2 Technologies' ability to operate.

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

•failure to maintain compliance with quality system requirements or pass regulatory quality inspections;
•inability to increase, suspend or reduce production capacity or volumes to meet demand; and
•inability to design or modify production processes to enable Pansend to produce future products efficiently or implement changes in current products in response to design or regulatory requirements.

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

The specialized nature of Pansend’s industry results in an inherent scarcity of experienced personnel in the field. Pansend’s future success depends upon Pansend’s ability to attract and retain highly skilled personnel, including scientific, technical, commercial, business, regulatory and administrative personnel, necessary to support Pansend’s anticipated growth, develop Pansend’s business and perform certain contractual obligations. Given the scarcity of professionals with the scientific knowledge that Pansend requires and the competition for qualified personnel among life sciences businesses, Pansend may not succeed in attracting or retaining the personnel Pansend requires to continue and grow its operations.

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

If Pansend is unable to effectively protect its intellectual property, it may not be able to operate its business, and third parties may be able to use and profit from its technology, both of which would impair Pansend’s ability to be competitive.

Pansend’s success will be heavily dependent on its ability to obtain and maintain meaningful patent protection for Pansend’s technologies and products throughout the world. Patent law relating to the scope of claims in the technology fields in which Pansend will operate is still evolving. The amount of ongoing protection for Pansend’s proprietary rights, therefore, is uncertain. Pansend will rely on patents to protect a significant part of Pansend’s intellectual property and to enhance Pansend’s competitive position. However, Pansend’s pending or future patent applications may be denied, and any patent previously issued to Pansend or Pansend’s subsidiaries may be challenged, invalidated, held unenforceable or circumvented. In particular, R2 Technologies filed a patent application with the U.S. Patent and Trademark Office for a commercial patent that covers the Glacial Rx System, U.S. Patent No. 9522031 through 2029, with additional issued patents or patent applications that, once allowed, will protect coverage through 2042. Furthermore, the patent protections Pansend has been granted may not be broad enough to prevent competitors from producing products similar to Pansend's. In addition, the laws of various foreign countries in which Pansend may compete, such as China, may not protect Pansend’s intellectual property to the same extent as the laws of the United States. If Pansend fails to obtain adequate patent protection for Pansend’s proprietary technology, Pansend’s ability to be commercially competitive will be materially impaired. In the ordinary course of business and as appropriate, Pansend intends to apply for additional patents covering both Pansend’s technologies and products, as it deems appropriate. Pansend’s existing patents and any future patents it obtains may not be sufficiently broad to prevent others from making use of technologies or developing competing products and technologies. In addition, because patent law is evolving in the life sciences industry, the patent positions of companies like ours are uncertain. As a result, the validity and enforceability of Pansend’s patents cannot be predicted with certainty.

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

Therapies targeted by Scaled Cell represent a novel approach toward treatment of certain diseases. Increased regulatory scrutiny or negative perception of certain therapies or treatments could adversely affect our business. Patients receiving CAR-T therapies or other treatment may experience severe adverse events, which may affect clinical development, regulatory approval, and public perception.

Scaled Cell is currently targeting chimeric antigen receptor CAR-T cell therapy which uses immune cells called T cells that are genetically altered in a lab to enable them in locating and destroying cancer cells more effectively. Cellular therapies like CAR-T remain novel, have caused severe side effects, including death, and may not gain widespread acceptance by the public or the medical community. Additionally, adverse events in clinical trials of Scaled Cell candidates or in other companies’ clinical trials could result in a decrease in demand for products developed by Scaled Cell. Advancing CAR-T therapy creates other challenges, including those related to the manufacture, sourcing, licensing, education, and regulation of such therapies. Additionally, responses by the FDA or other federal and state agencies to negative public perception or ethical concerns could result in increased regulation or legislation of CAR-T therapies.

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

Spectrum's broadcast stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet and radio. Broadcasting also faces competition from (i) local free OTA broadcast television and radio stations; (ii) telecommunication companies; (iii) cable and satellite system operators and cable networks; (iv) print media providers such as newspapers, direct mail and periodicals; (v) internet search engines, internet service providers, websites, and mobile applications; (vi) viewers moving to programming alternatives and alternate media content providers, a process known as "cord cutting"; and (vii) other emerging technologies including mobile television. Some of Broadcasting's current and potential competitors have greater financial and other resources than Broadcasting does and so may be better placed to extend audience reach and expand programming. Many of Broadcasting’s competitors possess greater access to capital, and its financial resources may be relatively limited when contrasted with those of such competitors. If Broadcasting needs to obtain additional funding, Broadcasting may be unable to raise such capital or, if Broadcasting is able to obtain capital it may be on unfavorable terms. If Broadcasting is unable to obtain additional funding as and when needed, it could be forced to delay its development, marketing and expansion efforts and, if it continues to experience losses, potentially cease operations.

In addition, broadcast consumers’ desire for control over their viewing experience and the methods by which they consume content continue to evolve rapidly. Consumers are also increasingly using services with time-shifting or advertisement-skipping capability, or with reduced or no advertising at all. These shifts in consumer behavior create challenges with respect to maintaining predictable broadcasting revenue, and substantial adoption of alternative technologies could negatively affect our overall broadcasting business. Also, a slowing adoption of the ATSC 3.0 standards, as well as potential barriers related to an industry shift to next-generation telecommunications technologies, such as 5G and datacasting may lead to an unpredictable landscape for the broadcasting industry.

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

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and LPTV broadcast stations have expirations between 2028 and 2031; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company had 4 pending renewal applications at the end of 2024, and will have no applications due in 2025. Third parties may oppose license renewals. A station remains authorized to operate while its license renewal application is pending.

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

LPTV and TV Translator Authorizations. LPTV stations and TV Translators have "secondary spectrum priority" to full-service television stations. The secondary status of these authorizations prohibits LPTV and TV Translator stations from causing interference to the reception of existing or future full-service television stations and requires them to accept interference from existing or future full-service television stations and other primary licensees. LPTV and TV Translator licensees are subject to fewer regulatory obligations than full-power and Class A licensees, and there no limit on the number of LPTV stations that may be owned by any one entity.

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

Financial and economic conditions continue to be uncertain over the longer term and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to extend or obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.

Certain stations are also benefiting from our retransmission consent agreements with multichannel video programming distributors ("MVPDs"), and we cannot predict the outcome of potential regulatory changes to the retransmission consent regime.

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

Cybersecurity Risk Management Processes

Our approach to managing cybersecurity risks is proactive and comprehensive. We employ a range of methods to assess, identify and manage the risk of potential cybersecurity threats, including regular security audits, utilization of a third party service provider for security measures over our virtual environment, threat intelligence monitoring, and vulnerability assessments. We assess risks associated with third-party providers as part of our overall cybersecurity risk management framework by reviewing system and organization controls reports, when available, and other independent reports. We also generally require third parties to, among other things, maintain security controls to protect our confidential information and to promptly notify us of material breaches that may impact our data. Our risk management framework is designed to mitigate potential cybersecurity risks through a blend of technological safeguards, employee training programs, and incident response protocols. We devote resources to maintain and regularly update our systems and processes that are designed to protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, and we have implemented certain review and approval procedures internally and with our banks; and have implemented system-wide changes.

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

Governance and Oversight

The governance of our cybersecurity efforts is overseen by the Audit Committee, which includes individuals with experience in technology and cybersecurity. The board regularly reviews and guides our cybersecurity policies and practices. Management plays a critical role in implementing these policies and in the day-to-day management of cybersecurity risks. They are empowered with the maintenance, communication and enforcement of cybersecurity policies and employ proactive measures to improve cybersecurity through review of various third party cyber tools for potential implementation. Our Head of IT and Chief Financial Officer ("CFO") are responsible for overseeing the implementation of cybersecurity strategies and ensuring compliance with regulatory standards. In addition to our in-house expertise, our independent external auditors and our outsourced internal audit team, regularly test and asses our cybersecurity controls. Any cyber incidents that occur are escalated to the CFO to facilitate resolution. Any incident determined to be material is discussed with the Audit Committee and communicated to our internal and external auditors as well as our third party virtual environment service provider, when relevant.

Material Effects of Cybersecurity Risks

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats or incidents. However, we cannot provide assurances that they will not be materially affected by such risks or material incidents in the future. We continually assess the material effects of potential cybersecurity risks on our financial and operational performance and maintain comprehensive insurance coverage to mitigate financial losses from potential cybersecurity incidents.

Compliance and Regulatory Considerations

Our cybersecurity practices are in alignment with industry standards and regulatory requirements. We conduct regular reviews to ensure compliance with evolving cybersecurity laws and regulations. There have been no legal or regulatory proceedings related to cybersecurity against the Company in the reported period. We intend to further enhance our cybersecurity measures in response to the dynamic cyber threat landscape. This includes continuing to invest in advanced security technologies, refining our risk assessment methodologies, and continuing our commitment to staff training and development in cybersecurity awareness and best practices.

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

Holders of Common Stock

As of March 27, 2025, INNOVATE had approximately 43 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

INNOVATE paid no dividends on its common stock in 2024 or 2023, and our board of directors has no current intention of paying any dividends on our common stock in the near future. The payment of dividends on common stock, if any, in the future is within the discretion of our board of directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The secured indentures governing certain of our debt instruments contain covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to our common stock. DBMG has a revolving line of credit and term loans which contain similar covenants applicable to DBMG. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 11. Debt Obligations of our Consolidated Financial Statements included in this Annual Report on Form 10-K for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

For details on preferred share dividends refer to Note 16. Equity and Temporary Equity included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the year ended December 31, 2024, there were no shares withheld in connection with the vesting of employee equity awards.

Unregistered Sales of Equity Securities

Series C Private Placement

On March 28, 2024, the Company issued and sold 25,000 shares of its Series C Non-Voting Participating Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred Stock”) for the aggregate purchase price of $25.0 million to Lancer Capital LLC (“Lancer Capital”), an investment fund led by Avram A. Glazer, the Chairman of the Company’s board of directors, pursuant to that Investment Agreement dated as of March 5, 2024, (the “Investment Agreement”) by and between the Company and Lancer Capital. The related Rights Offering and the Company’s entry into the Investment Agreement was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 6, 2024.

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

These issuances and sales were consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from the registration requirements of the Securities Act under Section 4(a)(2) of the Securities Act. The Company is basing such reliance upon representations made by Lancer Capital, including, but not limited to, representations as to Lancer Capital’s status as an “accredited investor” (as defined in Rule 501(a) under the Securities Act) and Lancer Capital’s investment intent. The Series C Preferred Stock was not offered or sold by any form of general solicitation or general advertising (as such terms are used in Rule 502 under the Securities Act). The Series C Preferred Stock and the corresponding shares of common stock issued upon conversion of the Series C Preferred Stock may not be re-offered or sold in the United States absent an effective registration statement or an exemption from the registration requirements under applicable federal and state securities laws.

Use of Proceeds

During the year ended December 31, 2024, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement (inclusive of the $31.3 million from Lancer Capital discussed above) and incurred $1.8 million in dealer manager fees and other related costs. INNOVATE has utilized the net proceeds from the Rights Offering and Concurrent Series C Private Placement for general corporate purposes, including debt service and working capital. In addition, as a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

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

For additional information on our business, refer to Note 1. Organization and Business included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: weather or project site conditions; customer spending patterns and the financial condition of our customers and their access to capital; margins of projects performed during any particular period; rising interest rates and inflation; and regulatory, economic, political and market conditions on a regional, national or global scale.

Accordingly, our operating results in any particular period may not be indicative of the results that can be expected for any other period.

Recent Developments

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer-term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. In the event we were to enter into a strategic transaction to sell any of our existing operations, our intention is to use available proceeds from such transaction to address our capital structure.

During 2024, including subsequent to year end, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 2.86 shares (0.2858 shares on a pre Reverse Stock Split basis) of the Company’s common stock at a price of $7.00 per whole share ($0.70 per whole share on a pre Reverse Stock Split basis).

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

INNOVATE has utilized the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, in the amount of the greater of $3.0 million or 12.5% of the net proceeds. On April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note.

Reverse Stock Split

On August 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”) following stockholder approval. The Reverse Stock Split became effective at 5:00 p.m. Eastern Standard Time. The Reverse Stock Split was implemented for the primary purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NYSE. As a result of the Reverse Stock Split, every ten shares of the Company’s common stock issued and outstanding were automatically reclassified and changed into one new share of the Company’s common stock, with whole shares issued for fractional shares. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and conversion of the Company’s outstanding convertible securities. The common stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not change the $0.001 par value per share of the common stock or the authorized number of shares of common stock or preferred stock. As a result of the Reverse Stock Split, the number of outstanding common shares was reduced from 130,529,931 to 13,166,057, inclusive of an additional 113,064 incremental whole shares issued for fractional shares. Unless noted, all common shares and per share amounts of common stock, options and restricted stock and any associated debt or preferred stock conversion rates contained in the historical periods presented within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and within the Consolidated Financial Statements have been retroactively adjusted to reflect the one-for-ten Reverse Stock Split.

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

Amendment to Second and Restated 2014 Omnibus Equity Award Plan and Interim CEO Equity Awards

On September 30, 2024, the Board adopted, subject to stockholder approval, an amendment to the Company's Second Amended and Restated 2014 Omnibus Equity Award Plan ("Second A&R 2014 Plan") to increase the number of shares of the Company's common stock, par value $0.001 per share, available for issuance thereunder to 1,300,000 (the “Plan Amendment”). The Plan Amendment was approved by holders of a majority in voting power on October 4, 2024, by written consent in lieu of a special meeting, and was effective as of October 29, 2024.

On October 29, 2024, when the Plan Amendment became effective, the following awards which were previously awarded to the Company's Interim CEO subject to stockholder approval of the Plan Amendment to increase the number of shares of common stock available thereunder to satisfy the settlement of the grant became effective: (i) 95,322 of restricted stock unit awards ("RSU's"), which were awarded on October 11, 2023; (ii) 100,000 option awards with a strike price of $25.00 (as retroactively adjusted for the Reverse Stock Split in 2024) and an expiration date of September 15, 2033, which were awarded on September 15, 2023; (iii) 142,857 of RSUs, which were awarded on August 19, 2024; and (iv) 100,000 option awards with a strike price of $4.22 and an expiration date of September 15, 2034, which were awarded on September 15, 2024.

Debt Obligations and Financing

In addition to the Rights Offering and Concurrent Private Placement at the Non-Operating Corporate segment discussed above, during 2024 and subsequent to year end, we have refinanced some of our debt and obtained new capital financing at the subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Infrastructure

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement, which added an incremental separate term loan of $25.0 million to the existing credit facility, with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial UMB term loan which had an outstanding balance of $74.6 million as of December 31, 2024.

Life Sciences

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and, effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. Interest on the note accrues at 20% per annum and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. As of December 31, 2024, the total principal outstanding, including capitalized interest was $24.0 million.

The maturity date of the 20% $20.0 million note, as subsequently amended, was December 31, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital.

The 20% $20.0 million note also includes various exit fees, as amended. As of December 31, 2024, the exit fee, as amended, was equal to 11.90% of the principal amount being repaid, and effective July 31, 2024, an additional exit fee of $1.0 million was incurred each month until the end of November 2024. As of December 31, 2024, total exit fees payable were $7.9 million. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note.

Subsequent to year end, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025. In addition, the exit fee continues to increase by 0.17% each month until maturity and an additional exit fee of $1.0 million was incurred under the amendment, which also continues to increase by $1.0 million each month until maturity. A new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date.

Refer to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on the note and the various amendments during the years ended December 31, 2024 and 2023.

On June 20, 2024, Pansend closed on a new Series D Preferred Stock ("Series D") investment in R2. As part of the transaction, R2 Technologies converted its intercompany notes and accrued interest with Pansend, together with an additional cash investment from Pansend, into new Series D convertible participating preferred stock, for a total new additional investment of $21.3 million, which is also eliminated on consolidation and increased Pansend's ownership in R2 Technologies to 81.4% as compared to 56.8% prior to the transaction. Pansend's ownership in R2 Technologies was 81.4% and 56.6%, as of December 31, 2024 and 2023, respectively. Subsequent to year end, on February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies, which is convertible, together with any accrued interest at the time of conversion, into a new Series E Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control, as defined in the agreement. The transaction is eliminated on consolidation. Refer to Note 16. Equity and Temporary Equity included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Non-Operating Corporate

On May 6, 2024, we extended the maturity date of our Revolving Line of Credit with MSD from March 16, 2025, to May 16, 2025. Subsequent to year end, on March 6, 2025, the maturity date of the Revolving Line of Credit was extended to August 1, 2025, with all other terms substantially unchanged.

During the year ended December 31, 2024, we repurchased $2.9 million principal amount of our 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million, and recognized a $1.9 million gain on debt repurchase within Other income, net in the Consolidated Statement of Operations included in this Annual Report on Form 10-K, which is incorporated herein by reference.

Equity Method Investments

During the year ended December 31, 2024, MediBeacon issued an aggregate $2.3 million of 12% convertible notes payable to Pansend, increasing the total outstanding principal due to Pansend to $12.0 million.

As a result of these note issuances by MediBeacon during the year ended December 31, 2024, Pansend recognized $2.3 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. As of December 31, 2024, Pansend's carrying amount of its investment in MediBeacon remains at zero, inclusive of the $12.0 million in outstanding notes which have been offset against recognized losses, and has cumulative unrecognized equity method losses relating to MediBeacon of $17.0 million.

Subsequent to year end, in January 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes and the related accrued interest together totaling $12.9 million were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone investment in its preferred stock by Huadong was in process. This will decrease Pansend's ownership in MediBeacon from approximately 45.9% prior to the transaction to approximately 44.7% subsequent to the transaction. On a fully diluted basis, Pansend's ownership in MediBeacon will decrease from 40.1% to 39.7%.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Results of Operations

The following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Revenue
Infrastructure	$1,071.6	$1,397.2	$(325.6)
Life Sciences	9.8	3.3	6.5
Spectrum	25.7	22.5	3.2
Total revenue	$1,107.1	$1,423.0	$(315.9)

Income (loss) from operations
Infrastructure	$65.7	$64.4	$1.3
Life Sciences	(14.1)	(15.0)	0.9
Spectrum	1.4	(3.4)	4.8
Other	—	(3.1)	3.1
Non-Operating Corporate	(13.0)	(16.4)	3.4
Total income from operations	$40.0	$26.5	$13.5

Interest expense	(74.5)	(68.2)	(6.3)
Loss from equity investees	(2.3)	(9.4)	7.1
Other income, net	3.4	16.7	(13.3)
Loss from operations before income taxes	$(33.4)	$(34.4)	$1.0
Income tax expense	(6.3)	(4.5)	(1.8)
Net loss	$(39.7)	$(38.9)	$(0.8)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	5.1	3.7	1.4
Net loss attributable to INNOVATE Corp.	$(34.6)	$(35.2)	$0.6
Less: Preferred dividends	1.2	2.4	(1.2)
Net loss attributable to common stockholders and participating preferred stockholders	$(35.8)	$(37.6)	$1.8

Revenue: Revenue for the year ended December 31, 2024, decreased $315.9 million to $1,107.1 million from $1,423.0 million for the year ended December 31, 2023. The decrease was driven by our Infrastructure segment, which was partially offset by increases at our Life Sciences and Spectrum segments. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, at Banker Steel and DBMG's commercial structural steel fabrication and erection business, both of which had increased activity in the prior year on certain large commercial construction projects that have since been completed in the current year. This was partially offset by an increase at the industrial maintenance and repair business as a result of an increase in project work. The increase at our Life Sciences segment was attributable to R2 Technologies, primarily driven by an increase in sales in North America and worldwide of all R2 Technologies' products, including Glacial systems and consumables. The increase at our Spectrum segment was primarily driven by network launches and expanded coverage with existing customers.

Income from operations: Income from operations for the year ended December 31, 2024, increased $13.5 million to $40.0 million from $26.5 million for the year ended December 31, 2023. The improvement was due to an increase in other operating income of $10.3 million, a decrease in selling, general and administrative ("SG&A") expenses of $7.8 million, a decrease in depreciation and amortization of $2.6 million, which were partially offset by a net decrease in gross profit of $7.2 million. The net increase in other operating income was driven by our Infrastructure segment, primarily as a result of a gain on a lease modification and net gains on disposals of fixed assets. The overall decrease in SG&A was primarily driven by unrepeated severance and reductions in compensation-related expenses at both our Non-Operating Corporate and Spectrum segments, unrepeated transaction expenses at our Other segment related to the sale of New Saxon's 19.0% investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”) in the prior year, as well as by our Infrastructure segment as a result of an unrepeated accounts receivable write-off in 2023, a decrease in expenses related to a foreign office closure in the prior year, and a decrease in legal fees and facility-related expenses. The decrease in SG&A was partially offset by an increase in compensation-related expenses and expenses related to a domestic plant closure and other initiatives announced and executed during the current year to evaluate and realign internal operations and back-office functions at our Infrastructure segment and by R2 Technologies as a result of increases in share-based compensation expense, selling costs, and sales commissions due to an increase in system sales. The overall decrease in depreciation and amortization was primarily driven by our Infrastructure segment, as certain customer contract intangibles became fully amortized in the second quarter of 2023. The decrease in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects that have since been completed in the current year, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business. This was partially offset by increases in gross profit at our Spectrum and Life Sciences segments. The increase in gross profit at Spectrum was primarily driven by network launches and expanded coverage with existing customers. The increase in gross profit at our Life Sciences segment was driven by R2 Technologies as a result of incremental Glacial system sales over the comparable year.

Interest expense: Interest expense for the year ended December 31, 2024, increased $6.3 million to $74.5 million from $68.2 million for the year ended December 31, 2023. The increase was primarily attributable to increases in exit fees and a higher outstanding principal balance at our Life Sciences segment as a result of the capitalization of unpaid interest into the principal balance subsequent to the prior year, an increase in interest expense on our Non-Operating Corporate segment's CGIC Unsecured Note which was issued in May 2023 and had five months of interest in the prior year compared to a full year of interest in the current year, an increase in interest expense on our Corporate Revolving Line of Credit as a result of a higher outstanding balance drawn during the current year, and, to a lesser extent, an increase in interest at our Spectrum segment due to increased amortization from additional exit fees from refinancings during the second half of the prior year. This was partially offset by our Infrastructure segment due to a net decrease in outstanding principal balances and a slight decrease in interest rates.

Loss from equity investees: Loss from equity investees for the year ended December 31, 2024, decreased $7.1 million to $2.3 million from $9.4 million for the year ended December 31, 2023. The decrease in loss was due to a decrease in losses recognized from MediBeacon, Triple Ring and HMN. During the year ended December 31, 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $2.3 million and Pansend recognized $2.3 million of equity method losses that were previously unrecognized, whereas during the year ended December 31, 2023, as a result of $4.7 million convertible note investments in MediBeacon by Pansend and a $3.8 million equity transaction with Huadong, Pansend's basis in MediBeacon had increased by $8.5 million and Pansend had recognized $8.5 million of equity method losses that were previously unrecognized. As of both December 31, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. The partial sale of Triple Ring was completed during the fourth quarter of 2023, which resulted in Pansend's investment in Triple Ring no longer being accounted for under the equity method of accounting. Our previous investment in HMN was sold on March 6, 2023 and had losses for the approximately two months of ownership in 2023. Thus, no equity method losses from either Triple Ring or HMN were recognized in the current year. Refer to Note 6. Investments included in the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on our equity investments.

Other income, net: Other income, net for the year ended December 31, 2024, decreased $13.3 million to $3.4 million from $16.7 million for the year ended December 31, 2023. The decrease was primarily driven by the unrepeated $12.2 million gain on the sale of our equity investment in HMN of in the prior year, an unrepeated $3.8 million equity investment step-up gain from an increase in Pansend's carrying amount as a result of MediBeacon issuing $7.5 million of its preferred stock to Huadong in the prior year, and a $2.2 million loss on debt extinguishment at R2 Technologies in the current year. These decreases were partially offset by a $1.9 million gain on debt repurchase at our Non-Operating Corporate segment related to the partial repurchase of the 2026 Convertible Notes in 2024, an increase in foreign currency translation gains from our Infrastructure segment, an increase in interest income earned at our Life Sciences segment resulting from an increase in Pansend's convertible note receivable balance from MediBeacon subsequent to the prior year, and our Non-Operating Corporate segment which earned additional interest income on its money market accounts due to an increase in the outstanding deposited balances as compared to the prior year.

Income tax expense: Income tax expense for the year ended December 31, 2024, increased $1.8 million to $6.3 million from $4.5 million for the year ended December 31, 2023. The increase was primarily driven by the tax expense of INNOVATE's U.S. consolidated group utilizing its remaining unlimited NOLs in 2024 and due to the Tax Cuts and Jobs Act's 80% limitation on net operating losses incurred after 2017 and the unrepeated $1.1 million tax benefit, consisting of a current tax expense of $4.4 million related to a foreign tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million put option, both of which were related to the sale of New Saxon's 19.0% investment in HMN on March 6, 2023.

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

Segment Results of Operations

In the Company's Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs and (gains) losses on lease modifications; (iii) asset impairment expense; (iv) accretion of asset retirement obligations; and (v) Federal Communications Commission (the "FCC") reimbursements. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Revenue	$1,071.6	$1,397.2	$(325.6)

Cost of revenue	880.4	1,192.6	(312.2)
Selling, general and administrative	123.1	126.0	(2.9)
Depreciation and amortization	12.0	14.4	(2.4)
Other operating income	(9.6)	(0.2)	(9.4)
Income from operations	$65.7	$64.4	$1.3

Revenue: Revenue for the year ended December 31, 2024, decreased $325.6 million to $1,071.6 million from $1,397.2 million for the year ended December 31, 2023. The decrease was primarily driven by the timing and size of projects, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, at Banker Steel and DBMG's commercial structural steel fabrication and erection business, both of which had increased activity in the prior year on certain large commercial construction projects that that have since been completed. This was partially offset by an increase at the industrial maintenance and repair business as a result of an increase in project work.

Cost of revenue: Cost of revenue for the year ended December 31, 2024, decreased $312.2 million to $880.4 million from $1,192.6 million for the year ended December 31, 2023. The decrease was primarily driven by the decrease in revenues at Banker Steel and DBMG's commercial structural steel fabrication and erection business from the timing of project activity on certain large commercial construction projects and decreases in costs as they wind down or have since been completed, which was partially offset by an increase in costs associated with the industrial maintenance and repair business as a result of an increase in project work.

Selling, general and administrative expense for the year ended December 31, 2024, decreased $2.9 million to $123.1 million from $126.0 million for the year ended December 31, 2023. The decrease was primarily driven by an unrepeated accounts receivable write-off of $2.2 million related to a customer bankruptcy in the prior year, a decrease in expenses related to a foreign office closure in the comparable year, a decrease in legal fees and facility-related expenses, which was partially offset by an increase in compensation-related expenses, expenses related to a domestic plant closure and other initiatives announced and executed during the current year to evaluate and realign DBMG's internal operations and back-office functions.

Depreciation and amortization: Depreciation and amortization for the year ended December 31, 2024, decreased $2.4 million to $12.0 million from $14.4 million for the year ended December 31, 2023. The decrease was primarily driven by Banker Steel, as certain customer contract intangibles became fully amortized in the second quarter of 2023, which was partially offset by an increase in depreciation at DBMG's commercial structural steel fabrication and erection business as a result of additional depreciable fixed assets placed into service.

Other operating income: Other operating income for the year ended December 31, 2024, increased $9.4 million to $9.6 million from $0.2 million for the year ended December 31, 2023. Other operating income for the year ended December 31, 2024, related to a gain on a lease modification and net gains on the sales of various properties in the current year, which were partially offset by a loss related to a plant closure in the first quarter of 2024.

Life Sciences Segment

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Revenue	$9.8	$3.3	$6.5

Cost of revenue	6.4	2.6	3.8
Selling, general and administrative	17.1	15.2	1.9
Depreciation and amortization	0.4	0.5	(0.1)
Loss from operations	$(14.1)	$(15.0)	$0.9

Revenue: Revenue for the year ended December 31, 2024, increased $6.5 million to $9.8 million from $3.3 million for the year ended December 31, 2023. The increase in revenue was attributable to R2 Technologies, primarily due to incremental unit sales of Glacial fx systems in North America and worldwide, which launched during the second half of 2023 in North America and in 2024 outside North America, as well as from an increase in consumable sales in both North America and worldwide. In addition, the increase in revenue as compared to the prior year was partially driven by an increase in Glacial Rx units sold in North America and an increase in Glacial Spa units sold outside North America.

Cost of revenue: Cost of revenue for the year ended December 31, 2024, increased $3.8 million to $6.4 million from $2.6 million for the year ended December 31, 2023. The increase in cost of revenue was attributable to R2 Technologies, primarily driven by the increase in revenue from the additional system and consumables sales noted above, and, to a lesser extent, increases in royalty expenses, warranty expenses and freight costs driven by the additional systems sold. The increase in cost of revenue was partially offset by changes in product mix sold as the Glacial fx and Glacial Spa systems have a lower production cost per system compared to the Glacial Rx.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2024, increased $1.9 million to $17.1 million from $15.2 million for the year ended December 31, 2023. The increase was primarily driven by R2 Technologies as a result of an increase in share-based compensation expense and increases in selling costs and sales commissions resulting from an increase in system sales.

Spectrum Segment

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Revenue	$25.7	$22.5	$3.2

Cost of revenue	11.5	11.8	(0.3)
Selling, general and administrative	7.3	9.0	(1.7)
Depreciation and amortization	5.1	5.2	(0.1)
Other operating loss (income)	0.4	(0.1)	0.5
Income (loss) from operations	$1.4	$(3.4)	$4.8

Revenue: Revenue for the year ended December 31, 2024, increased $3.2 million to $25.7 million from $22.5 million for the year ended December 31, 2023. The increase was primarily driven by network launches and expanded coverage with existing customers, which was partially offset by the termination of a number of smaller networks in the prior year.

Cost of revenue: Cost of revenue for the year ended December 31, 2024, decreased $0.3 million to $11.5 million from $11.8 million for the year ended December 31, 2023. The decrease was primarily driven by decreased costs as a result of the renegotiation of broadcast tower- related contracts during the current year.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2024, decreased $1.7 million to $7.3 million from $9.0 million for the year ended December 31, 2023. The decrease was primarily driven by unrepeated severance expense in the prior year and a decrease in salaries and benefits expense as a result of a reduction in headcount.

Other operating loss (income): Other operating loss (income) for the year ended December 31, 2024, decreased $0.5 million to a loss of $0.4 million from income of $0.1 million for the year ended December 31, 2023. The decrease in other operating income was primarily driven by a decrease in reimbursements received from the FCC for certain station modification costs and an increase in lease termination costs, which was partially offset by a decrease in asset impairment charges which in the prior year had primarily related to the write-off of certain redundant equipment and associated capitalized costs.

Non-Operating Corporate

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Selling, general and administrative	$12.7	$15.8	$(3.1)
Depreciation and amortization	0.1	0.1	—
Other operating loss	0.2	0.5	(0.3)
Loss from operations	$(13.0)	$(16.4)	$3.4

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2024, decreased $3.1 million to $12.7 million from $15.8 million for the year ended December 31, 2023, primarily driven by unrepeated severance expense related to the Company's former Chief Operating Officer in the prior year, a decrease in salaries and benefits from a reduced headcount, decreases in accounting, consulting and legal fees, and a decrease in rent expense primarily as a result of the termination of leases in the current year.

Other operating loss: Other operating loss for the year ended December 31, 2024, decreased $0.3 million to $0.2 million from $0.5 million for the year ended December 31, 2023. Other operating loss in the current period consisted of lease termination costs for two leases the Company exited in the current year, while other operating loss in the prior year primarily consisted of an impairment of leasehold improvements for unutilized office space.

Loss from Equity Investees

	Year Ended December 31,
	2024	2023	(Increase) / Decrease
Life Sciences	$(2.3)	$(9.1)	$6.8
Other	—	(0.3)	0.3
Loss from equity investees	$(2.3)	$(9.4)	$7.1

Life Sciences: Loss from equity investees within our Life Sciences segment for the year ended December 31, 2024, decreased $6.8 million to $2.3 million from $9.1 million for the year ended December 31, 2023. The decrease in loss was due to a decrease in losses recognized from MediBeacon and Triple Ring. During the year ended December 31, 2024, as a result of additional convertible note investments in MediBeacon by Pansend, Pansend's basis in MediBeacon increased by $2.3 million and Pansend recognized $2.3 million of equity method losses that were previously unrecognized, whereas during the year ended December 31, 2023, as a result of $4.7 million convertible note investments in MediBeacon by Pansend and a $3.8 million equity transaction with Huadong, Pansend's basis in MediBeacon had increased by $8.5 million and Pansend had recognized $8.5 million of equity method losses that were previously unrecognized. As of both December 31, 2024 and 2023, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Also contributing to the decrease in loss from equity investees was the partial sale of Triple Ring which was completed during the fourth quarter of 2023 and resulted in Pansend's investment in Triple Ring no longer being accounted for under the equity method of accounting. Thus, no equity method losses were recognized from Triple Ring in the current year.

Other: Loss from equity investees within our Other segment for the year ended December 31, 2024, decreased $0.3 million to zero from a loss of $0.3 million for the year ended December 31, 2023. Loss from equity investees for the year ended December 31, 2023 was driven by our previous investment in HMN, which was sold on March 6, 2023, and had losses for the approximately two months of ownership in 2023.

Refer to Note 6. Investments included in the Consolidated Financial Statements of this Annual Report on Form 10-K, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; legacy accounts receivable write-offs; realignment and exit costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Year Ended December 31,
	2024	2023	Increase / (Decrease)
Infrastructure	$89.1	$100.6	$(11.5)
Life Sciences	(14.5)	(23.1)	8.6
Spectrum	7.1	2.0	5.1
Non-Operating Corporate	(10.4)	(13.5)	3.1
Other and Eliminations	—	(1.0)	1.0
Adjusted EBITDA	$71.3	$65.0	$6.3

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp to Adjusted EBITDA for the years ended December 31, 2024 and 2023:

(in millions)	Year Ended December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$40.3	$(19.7)	$(20.0)	$(35.3)	$0.1	$(34.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	12.0	0.4	5.1	0.1	—	17.6
Depreciation and amortization (included in cost of revenue)	15.2	0.1	—	—	—	15.3
Other operating (income) loss	(9.6)	—	0.4	0.2	—	(9.0)
Interest expense	10.3	9.8	14.3	40.1	—	74.5
Other (income) expense, net	(3.9)	0.8	8.5	(8.7)	(0.1)	(3.4)
Income tax expense (benefit)	15.2	—	0.2	(9.1)	—	6.3
Non-controlling interest	3.8	(7.3)	(1.6)	—	—	(5.1)
Share-based compensation expense	—	1.2	—	2.2	—	3.4
Realignment and exit costs	5.2	—	—	—	—	5.2
Acquisition and disposition costs	0.6	0.2	0.2	0.1	—	1.1
Adjusted EBITDA	$89.1	$(14.5)	$7.1	$(10.4)	$—	$71.3

(in millions)	Year Ended December 31, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$28.7	$(15.5)	$(22.2)	$(33.2)	$7.0	$(35.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	14.4	0.5	5.2	0.1	—	20.2
Depreciation and amortization (included in cost of revenue)	15.7	0.1	—	—	—	15.8
Other operating (income) loss	(0.2)	—	(0.1)	0.5	1.1	1.3
Interest expense	13.8	2.9	13.4	38.1	—	68.2
Other (income) expense, net	(1.2)	(4.1)	7.7	(6.7)	(12.4)	(16.7)
Income tax expense (benefit)	20.2	—	0.3	(14.8)	(1.2)	4.5
Non-controlling interest	2.8	(7.3)	(2.5)	—	3.3	(3.7)
Share-based compensation expense	—	0.2	—	2.0	—	2.2
Legacy accounts receivable write-off	2.2	—	—	—	—	2.2
Realignment and exit costs	2.1	—	0.1	—	—	2.2
Acquisition and disposition costs	2.1	0.1	0.1	0.5	1.2	4.0
Adjusted EBITDA	$100.6	$(23.1)	$2.0	$(13.5)	$(1.0)	$65.0

Infrastructure: Net income from our Infrastructure segment for the year ended December 31, 2024, increased $11.6 million to $40.3 million from $28.7 million for the year ended December 31, 2023. Adjusted EBITDA from our Infrastructure segment for the year ended December 31, 2024, decreased $11.5 million to $89.1 million from $100.6 million for the year ended December 31, 2023. The decrease in Adjusted EBITDA was primarily driven by decrease in revenue at Banker Steel, due to timing of completion of certain large commercial construction projects and decreased gross margins at the construction modeling and detailing business. These decreases were partially offset by an increase in revenue at the industrial maintenance and repair businesses, higher gross margins on certain large commercial construction projects that have since been completed at DBMG's commercial structural steel fabrication and erection, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business, despite the decrease in revenue, as well as a decrease in recurring SG&A, primarily as a result of a decrease in legal fees, which was partially offset by an increase in compensation-related expenses.

Life Sciences: Net loss from our Life Sciences segment for the year ended December 31, 2024, increased $4.2 million to $19.7 million from $15.5 million for the year ended December 31, 2023. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2024, decreased $8.6 million to $14.5 million from $23.1 million for the year ended December 31, 2023. The decrease in Adjusted EBITDA loss was primarily due to a decrease in equity method losses recognized from MediBeacon and Triple Ring, as discussed in the Loss from Equity Investees section above. Additionally contributing to the decrease in Adjusted EBITDA loss was an increase in gross profit at R2 Technologies, driven by an increase in sales in North America and worldwide of all R2's products, including Glacial systems and consumables, which was partially offset by increases in selling costs and sales commissions due to the increase in system sales.

Spectrum: Net loss from our Spectrum segment for the year ended December 31, 2024, decreased $2.2 million to $20.0 million from $22.2 million for the year ended December 31, 2023. Adjusted EBITDA from our Spectrum segment for the year ended December 31, 2024, increased $5.1 million to $7.1 million from $2.0 million for the year ended December 31, 2023. The increase in Adjusted EBITDA was primarily due to an increase in revenue primarily driven by network launches and expanded coverage with existing customers, unrepeated severance in the prior year, as well as a decrease in salaries and benefits expense and a decrease in tower-related costs. This was partially offset by the termination of a number of smaller networks and individual markets in the prior year.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the year ended December 31, 2024, increased $2.1 million to $35.3 million from $33.2 million for the year ended December 31, 2023. Adjusted EBITDA loss from our Non-Operating Corporate segment for the year ended December 31, 2024, decreased $3.1 million to $10.4 million from $13.5 million for the year ended December 31, 2023. The decrease in Adjusted EBITDA loss was primarily driven by an unrepeated severance expense related to the Company's former Chief Operating Officer in the prior year, a decrease in salaries and benefits from a reduced headcount, decreases in accounting and consulting fees, and a decrease in rent expense primarily as a result of the termination of leases in the current year.

Other and Eliminations: Net income from our Other segment and Eliminations for the year ended December 31, 2024, decreased $6.9 million to $0.1 million from $7.0 million for the year ended December 31, 2023. Adjusted EBITDA loss from our Other segment for the year ended December 31, 2024, decreased $1.0 million to zero from an Adjusted EBITDA loss of $1.0 million for the year ended December 31, 2023. The decrease in Adjusted EBITDA loss was driven primarily by unrepeated severance expense at TIC Holdco, Inc. in the prior year and our previous investment in HMN, which was sold on March 6, 2023, and had equity method losses for the approximately two months of ownership in 2023.

Backlog

Backlog is our estimate of the U.S. dollar amount of future revenues we expect to realize as a result of performing work on projects in backlog. Projects in backlog consist of awarded contracts, letters of intent, notices to proceed, change orders, and purchase orders obtained. Backlog increases as contract commitments are obtained, decreases as revenues are recognized and increases or decreases to reflect modifications in the work to be performed under the contracts. Backlog is converted to sales in future periods as work is performed or projects are completed. Backlog can be significantly affected by the receipt or loss of individual contracts.

Infrastructure Segment

As of December 31, 2024, DBMG's backlog was $957.2 million, consisting of $793.8 million under contracts or purchase orders and $163.4 million under letters of intent or notices to proceed. Approximately $461.5 million, representing 48.2% of DBMG’s backlog as of December 31, 2024, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $13.6 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

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

On a consolidated basis, as of December 31, 2024, we had $48.8 million of cash and cash equivalents, excluding restricted cash, compared to $80.8 million as of December 31, 2023. On a stand-alone basis, as of December 31, 2024, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $13.8 million and $1.8 million of marketable securities, as compared to cash and cash equivalents, excluding restricted cash, of $2.5 million as of December 31, 2023.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of December 31, 2024, we had $668.3 million of principal indebtedness on a consolidated basis compared to $722.8 million as of December 31, 2023, a net decrease of $54.5 million, which was primarily due to a $54.1 million net decrease in debt at our Infrastructure segment and a $7.0 million decrease in debt at our Non-Operating Corporate segment, partially offset by an increase at our Life Sciences Segment due to the capitalization of $6.6 million of unpaid accrued interest at R2 Technologies into their principal balance outstanding.

On a stand-alone basis, our Non-Operating Corporate segment principal indebtedness was $429.9 million and $436.9 million as of December 31, 2024 and 2023, respectively, a decrease of $7.0 million driven by a partial redemption payment of $4.1 million of the CGIC Unsecured Note on April 26, 2024, and the repurchase of $2.9 million principal amount of 2026 Convertible Notes during the year ended December 31, 2024. The December 31, 2024, indebtedness balance consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $48.9 million aggregate principal amount of 2026 Convertible Notes (which excludes the $2.9 million 2026 Convertible Notes repurchased by the Company), $31.0 million remaining principal amount of the CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note increased from 9.0% per annum to 16.0% per annum on May 9, 2024, and will increase from 16.0% per annum to 32.0% per annum on May 9, 2025.

We are required to make dividend payments on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received $8.1 million in net tax sharing payments from our Infrastructure segment for the year ended December 31, 2024. In addition, DBMG redeemed the intercompany $41.8 million DBMG Series A Preferred Stock from DBMGi on June 28, 2024, for $41.8 million in cash, which was remitted to INNOVATE. DBM Global Intermediate Holdco Inc. ("DBMGi") is a 100% owned subsidiary of INNOVATE and all intercompany transactions are eliminated on consolidation.

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

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 2.86 shares (0.2858 shares on a pre Reverse Stock Split basis) of the Company’s common stock at a price of $7.00 per whole share ($0.70 per whole share on a pre Reverse Stock Split basis).

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the NYSE, in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") which was to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

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

INNOVATE utilized the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Unsecured Note, and on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note. See Note 16. Equity and Temporary Equity for additional information.

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of current debt at Corporate and certain of the Company's subsidiaries as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next twelve months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including potentially refinancing the debt at Corporate and its subsidiaries, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

The Consolidated Financial Statements included in this Annual Report on Form 10-K do not include any adjustments to the carrying amounts and classification of assets, liabilities, or expenses that may result if the Company is unable to continue as a going concern.

While the Company has noted the conditions above regarding its ability to continue as a going concern, it is important to note that the Company’s largest subsidiary, DBMG, is operationally profitable, continues to maintain a strong financial position and remains in good standing with its lenders. Under INNOVATE’s Senior Secured Notes Indenture, DBMG is a restricted subsidiary, not a guarantor, and INNOVATE’s equity interests in DBMG are pledged as collateral.

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Year Ended December 31,
	2024	2023
Infrastructure	$17.6	$16.6
Life Sciences	—	0.5
Spectrum	1.4	1.0
Non-Operating Corporate	—	0.3
Total	$19.0	$18.4

Purchase Commitments

Unrecorded future minimum purchase commitments as of December 31, 2024, were $117.9 million. Refer to Note 13. Commitments and Contingencies included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

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

For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). In July 2024, we repurchased $2.9 million principal amount of our 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million. As of December 31, 2024, we had $48.9 million principal amount of 2026 Convertible Notes outstanding. The 2026 Convertible Notes mature on August 1, 2026 unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year.

For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of December 31, 2024. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD. The maturity date of the Revolving Line of Credit, as amended on May 6, 2024, is May 16, 2025. Subsequent to year end, on March 6, 2025, the maturity date of the Revolving Line of Credit was extended to August 1, 2025, with all other terms substantially unchanged. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million.

For additional information on the terms and conditions of the Revolving Line of Credit, including guarantees and ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

CGIC Unsecured Note

On May 9, 2023, in connection with the redemption of the DBMGi Series A Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, bears interest at 16.0% per annum from May 9, 2024, to May 8, 2025, and 32.0% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. As a result of the closing of the Rights Offering, on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024.

Refer to Note 16. Equity and Temporary Equity and to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

Infrastructure

As of December 31, 2024, our Infrastructure segment has aggregate principal outstanding debt, including obligations under finance leases, of $144.7 million.

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a prime rate minus a spread with an interest rate floor of 4.25%. As of December 31, 2024, the outstanding balance was $45.0 million. The effective interest rate on the Revolving Line with UMB was 6.98% as of December 31, 2024. The Revolving Line with UMB matures on August 15, 2025, and interest is paid monthly. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line.

DBMG also has a $74.6 million term loan due 2026 (the "3.25% UMB Term Loan"), which expires May 31, 2026, and bears interest at an annual rate of 3.25% with an effective interest rate of 3.3%. Interest is paid monthly. On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment added an incremental separate term loan of $25.0 million to the existing credit facility, of which $24.5 million is outstanding as of December 31, 2024. The incremental term loan bears the same interest rate as the Revolving Line with UMB and has the same maturity date as the initial 3.25% UMB Term Loan which had a balance of $74.6 million as of December 31, 2024. Principal payments and interest are paid monthly.

During the year ended December 31, 2024, DBMG made $5.0 million in scheduled payments on the 4.0% note that was payable to Banker Steel's former owner. The 4.0% note matured on March 31, 2024, and was fully redeemed on April 2, 2024.

Refer to Note 11. Debt Obligations of the Consolidated Financial Statements included in this Annual Report on Form 10-K which is incorporated herein by reference, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

As of December 31, 2024, our Life Sciences segment has aggregate principal outstanding debt of $24.0 million.

R2 Technologies had various short-term notes with Lancer Capital, which expired on January 31, 2024, and, effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. Interest on the note accrues at 20% per annum and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. The maturity date of the 20% note, as subsequently amended, was December 31, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital.

The 20% $20.0 million note also includes various exit fees, as amended. As of December 31, 2024, the exit fee, as amended, was equal to 11.90% of the principal amount being repaid, and effective July 31, 2024, an additional exit fee of $1.0 million was incurred each month until the end of November 2024. As of December 31, 2024, total exit fees payable were $7.9 million. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note.

Subsequent to year end, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025. In addition, the exit fee continues to increase by 0.17% each month until maturity and an additional exit fee of $1.0 million was incurred under the amendment, which also continues to increase by $1.0 million each month until maturity. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. A new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date. Also subsequent to year end, on February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies, which is convertible, together with any accrued interest at the time of conversion, into a new Series E Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control, as defined in the agreement. The transaction is eliminated on consolidation.

Refer to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

Spectrum

As of December 31, 2024, our Spectrum segment has aggregate principal outstanding debt of $69.7 million, consisting of 8.50% and 11.45% Notes. Interest is capitalized and payable upon maturity of the notes. The maturity date, as amended, of Spectrum's 8.50% and 11.45% Notes, is August 15, 2025.

The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability of $15.9 million is reflected within Accrued Liabilities in the Consolidated Balance Sheet as of December 31, 2024. As of December 31, 2024 and 2023, the weighted-average effective interest rates on the notes, as amended, was 22.8%.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE entered into a related side letter with the lenders, whereby INNOVATE agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of our Spectrum segment's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $2.0 million is payable for payments made after November 9, 2024, and in exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV America.

Refer to Note 11. Debt Obligations included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 2026 Senior Secured Notes and all other Debt, including Convertible Series A-3 and Series A-4 Preferred Stock mandatory cash dividends or any other mandatory cash pay Series A-3 and Series A-4 Preferred Stock but excluding any obligation to pay interest on Series A-3 and Series A-4 Preferred Stock or any other mandatory cash payments on Series A-3 and Series A-4 Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of December 31, 2024, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of December 31, 2024, the Company was in compliance with this covenant.

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

As of December 31, 2024, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Year Ended December 31,		Increase / (Decrease)
	2024	2023
Cash provided by operating activities	$9.1	$26.5	$(17.4)
Cash (used in) provided by investing activities	(13.9)	39.1	(53.0)
Cash used in financing activities	(26.5)	(65.3)	38.8
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(0.2)	(1.5)
Net (decrease) increase in cash and cash equivalents, including restricted cash	$(33.0)	$0.1	$(33.1)

Operating Activities

Cash provided by operating activities was $9.1 million for the year ended December 31, 2024, as compared to $26.5 million for the year ended December 31, 2023, a decrease of $17.4 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the year ended December 31, 2024, the decrease in operating cash flows was primarily driven by a decrease in operating cash flows at our Infrastructure segment, partially offset by improvements at our Non-Operating Corporate segment and our Other segment. The decrease in operating cash flows at our Infrastructure segment was primarily due to the timing of completion of certain large commercial construction projects and decreased gross profit, and the net decrease in working capital cash flows at our Infrastructure segment was primarily driven by normal business fluctuations in accounts receivable, contract-related assets and liabilities, other accrued liabilities and other current liabilities. Partially offsetting the decrease in operating cash flows were improvements at our Non-Operating Corporate segment, primarily due to a decrease in SG&A expenses, and our Other segment, which had an unrepeated $4.4 million foreign tax payment in the prior year related to the 2023 sale of New Saxon's 19% investment in in HMN.

Investing Activities

Cash used in investing activities was $13.9 million for the year ended December 31, 2024, as compared to cash provided by investing activities of $39.1 million for the year ended December 31, 2023, a decrease of $53.0 million. The decrease was primarily driven by the $54.2 million of gross cash proceeds received in the prior year from the 2023 sale of New Saxon's 19.0% investment in HMN, and the $5.0 million received from Pansend's partial sale of Triple Ring in 2023. In addition, during the year ended December 31, 2024 our Non-Operating Corporate segment paid $2.0 million to purchase an investment in mark-to-market securities and our Spectrum segment paid $1.2 million for the acquisition of additional FCC station licenses. Capital expenditures for the year ended December 31, 2024 were $19.0 million, as compared to $18.4 million for the year ended December 31, 2023, an increase in cash used of $0.6 million. Proceeds from the disposal of PP&E totaled $10.1 million for the year ended December 31, 2024, and primarily related to the sale of various PP&E at our Infrastructure segment, as compared to $1.6 million in proceeds for the year ended December 31, 2023. Loans made by our Life Sciences segment to MediBeacon totaled $2.3 million for the year ended December 31, 2024, as compared to $4.0 million for the year ended December 31, 2023, a decrease in cash used of $1.7 million.

Financing Activities

Cash used in financing activities was $26.5 million for the year ended December 31, 2024, as compared to $65.3 million for the year ended December 31, 2023, an improvement in financing cash flows of $38.8 million. The improvement was primarily driven by our Non-Operating Corporate segment, which received $33.2 million in net proceeds in the current year from the Rights Offering and Concurrent Private Placement, as well as an increase in proceeds from other debt obligation due to the net proceeds of $24.8 million received in the current year at our Infrastructure segment from an incremental separate term loan, as compared to proceeds received in the prior year of $4.9 million, which related primarily to proceeds received at our Life Sciences segment from Lancer Capital. In addition, during the year ended December 31, 2024, our Other segment made $0.3 million in final distributions to New Saxons' non-controlling interests, whereas for year ended December 31, 2023, our Other segment made $15.9 million in distributions, both related to the 2023 sale of New Saxon's 19.0% investment in HMN, for a decrease in cash outflows of $15.6 million. Our Non-Operating Corporate segment also made a $7.0 million payment in the prior year in connection with the repurchase of the DBMGi Series A Preferred Stock on May 9, 2023 from CGIC, and dividend payments decreased by $1.0 million for the year ended December 31, 2024, as compared to the prior year, due to the repurchase of the DBMGi Series A Preferred Stock in 2024. For the year ended December 31, 2024, principal payments for debt obligations and repurchases of other debt obligations totaled $28.0 million, as compared to $37.1 million in the prior year, a decrease of $9.1 million, due to a decrease of $14.4 million in principal payments at our Infrastructure segment primarily due to the payoff of certain notes in the prior year, partially offset by a $4.1 million repayment on the CGIC Unsecured Note and a $1.1 million payment for the partial repurchase of our 2026 Convertible Notes at our Non-Operating Corporate segment in the current year. These improvements in financing cash flows were partially offset by a $47.3 million increase in net outflows from revolving credit line activity for the year ended December 31, 2024, as compared to the prior year, due to net payments by our Infrastructure segment to reduce the outstanding balance on its Revolving Line with UMB.

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

DBMG is required to make monthly interest payments on all of its debt. Based upon the December 31, 2024, debt balance, DBMG anticipates that its interest payments will be approximately $1.5 million for each quarter of 2025.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee. The following is a review of the more significant assumptions and estimates used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Refer to Note 2. Summary of Significant Accounting Policies and Note 3. Revenue and Contracts in Process included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which discuss our significant accounting and revenue recognition policies and are incorporated herein by reference.

Revenue Recognition - Estimated Costs to Complete

With respect to our Infrastructure segment (DBM Global Inc.), we recognize a significant portion of our revenue over time using the input method to measure the progress of costs incurred for our service and construction contracts. DBM Global Inc. performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The Company transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance as we perform, (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) the Company’s performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date. The Company has determined that one or more of these three criteria are met for such contracts. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when we and a customer or general contractor have agreed on both the initial scope and price of any subsequently mutually agreed upon change orders due to a change in scope or other cost factors, the work has commenced, and that realization of revenue is reasonably assured. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which a loss on a contract becomes determinable.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates, exchange rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties.

We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the INNOVATE Corp. U.S. consolidated income tax group and other separate entity filers will not be realized. Therefore, a full valuation allowance was maintained against the net deferred tax assets as of December 31, 2024. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom are estimates recorded to the extent applicable based on management judgement. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations.

Refer to Note 12. Income Taxes included in the Consolidated Financial Statements of this Annual Report on Form 10-K for further information, which is incorporated herein by reference.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but, rather, are tested for impairment. We test goodwill and indefinite lived intangibles for impairment at least annually in the fourth quarter (October 1st) or when factors indicate that the carrying amounts of assets may not be recoverable and that there is a potential impairment in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other ("ASC 350"). The factors that we consider important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the impairment provisions of ASC 360, Property, plant, and equipment ("ASC 360").

We elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, and if so, a quantitative test is performed. The quantitative evaluation for impairment of indefinite lived intangibles consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess, limited to the amount of recognized goodwill.

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

Based on qualitative assessments performed as of October 1, 2024, management determined it was more likely than not that the fair value of its reporting units and the fair value of the indefinite-lived intangible assets exceeded their carrying values, and, as such, no impairment was required.

Intangible assets not subject to amortization (i.e. indefinite lived intangibles) consist of certain television broadcast licenses. Intangible assets subject to amortization consist of certain trade names, customer contracts and developed technology. These finite lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded to the extent the carrying amount of the asset or asset group exceeds the fair value and is not recoverable.

Refer to Note 8. Goodwill and Intangibles, Net, included in the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on goodwill and intangible assets, including, if applicable, any intangible impairments recorded during the years presented, which is incorporated herein by reference.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 17. Related Parties included in the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) that may constitute “forward-looking statements.” Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment," "result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of stockholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

Factors that could cause actual results, events and developments to differ include, without limitation: the ability of our subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, our and our subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing future acquisitions and dispositions and the successful integration of acquisitions with INNOVATE or the applicable subsidiary, litigation, potential and contingent liabilities, management’s plans, changes in regulations and taxes.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in Item 1A of this Annual Report on Form 10-K and the documents incorporated herein by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

INNOVATE Corp. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;
•substantial doubt about our ability to continue operating as a going concern;
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
•our dependence on certain key personnel including the passing in 2023 of Mr. Barr, our former CEO, President and Director and the successful transition of his management responsibilities;
•bank failures or other similar events that could adversely affect our and our customers' and vendors' liquidity and financial performance;
•our possible inability to hire and retain qualified executive management, sales, technical and other personnel;
•the potential for, and our ability to, remediate future material weaknesses in our internal controls over financial reporting;
•changes in market conditions, including from political regulatory or market uncertainty, changes in foreign exchange rates, interest rates or inflation, supply chain disruptions, labor shortages and increases in overall price levels, including in transportation costs;
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
•the effects related to or resulting from ongoing and recent geopolitical events, such as the political unrest and military conflicts in the Middle East, Russia and Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impact to financial markets and the global macroeconomic and geopolitical environment;
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
•our ability to remain in compliance with the listing standards of the NYSE;
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
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries, or businesses, that we may make in the future and the effect of any such dispositions or sales on our results of operations;
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
•changes in economic conditions, including from the impact of inflationary pressures and changes in interest rates;
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
•governmental regulation in the healthcare industry; and
•our Life Sciences segment possible inability to raise additional capital when needed or refinance its existing debt, on attractive terms, or at all.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, several of our subsidiaries successfully completed an implementation of a new Enterprise Resource Planning ("ERP") system, which replaced operating and financial systems and resulted in changes to internal controls over financial reporting. We have taken steps to ensure that appropriate controls are in place and operating effectively in the new system environment. These changes have been and will continue to be subject to our evaluation of the operating effectiveness of internal controls over financial reporting.

Other than as disclosed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended December 31, 2024, by our directors and Section 16 officers.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our definitive proxy statement for our 2025 meeting of stockholders ("2025 Proxy Statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding this item will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as Part of This Report:

1) Index to Consolidated Financial Statements

2) Financial Statement Schedules

Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

3) Exhibit Index

The following is a list of exhibits filed (including those incorporated by reference) or furnished as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated March 26, 2021, by and among INNOVATE Corp 2 (f/k/a HC2 Holdings 2, Inc.), Continental Insurance Group, Ltd. and Continental General Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by INNOVATE on March 29, 2021) (File No. 001-35210)

3.1
Fourth Amended and Restated By-Laws of INNOVATE Corp (f/k/a HC2 Holdings, Inc.) dated February 21, 2019 (incorporated by reference to Exhibit 3.1 to INNOVATE's Current Report on Form 8-K, filed on February 25, 2019) (File No. 001-35210)

3.2
Amendment #1 to Fourth Amended and Restated By-Laws of INNOVATE Corp., (f/k/a HC2 Holdings Inc.) effective September 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 001-35210)

3.3
Third Amended and Restated Certificate of Incorporation of INNOVATE Corp., dated September 30, 2024 (incorporated by reference to Exhibit 4.1 to INNOVATE's Form S-8 Registration Statement, filed with the SEC on October 30, 2024 (File No. 001-35210)

4.1
Amended and Restated Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBM Global Intermediate Holdco Inc. dated July 1, 2021 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 001-35210)

4.2
Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting Inc. ("HC2 Broadcasting"), HC2 Network Inc. ("HC2 Network") (collectively the "Subsidiary Borrowers"), HC2 Broadcasting Intermediate Holdings Inc. ("HC2 Intermediate") (the "Intermediate Parent"), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers"), and MSD PCOF Partners XVIII, LLC ("MSD") (incorporated by reference to Exhibit 4.12 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210)

4.3
Amended and Restated Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting, HC2 Network (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC") (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC") (incorporated by reference to Exhibit 4.13 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210)

4.4
First Omnibus Amendment to Secured Notes and Intercreditor Agreement dated as of February 21, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 4.1 to INNOVATE’s Quarterly Report on Form 10-Q, filed on May 11, 2020) (File No. 001-35210)

4.5
Second Omnibus Amendment to Secured Notes dated as of August 31, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

4.6
Third Omnibus Amendment to Secured Notes and Second Amendment to Intercreditor Agreement dated as of September 25, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.3 on INNOVATE's Current Report on Quarterly Report on Form 10-Q filed on November 9, 2020) (File No. 001-35210)

4.7
Fourth Omnibus Amendment to Secured Notes and Third Amendment to Intercreditor Agreement, dated as of November 25, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210),

4.8
Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement, dated as of October 21, 2021 by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 27, 2021) (File No. 001-35210)

4.9
Sixth Omnibus Amendment to Secured Notes, dated as of November 28, 2022, by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners, XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on November 29, 2022) (File No. 001-35210)

4.10
Seventh Omnibus Amendment to Secured Notes, dated as of December 30, 2022, by and among HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners, XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210)

4.11
Eighth Omnibus Amendment to Secured Notes, dated as of August 8, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210)

4.12
Ninth Omnibus Amendment to Secured Notes, dated as of November 9, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210)

4.13
Side Letter to Ninth Omnibus Amendment to Secured Notes, dated as of November 9, 2023, by and among,HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network, Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings, Inc., HC2 Broadcasting Holdings, Inc., and MassMutual Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210)

4.14
Ninth Amended and Restated Agreement Re: Secured Notes dated October 24, 2019, among HC2 Station, HC2 LPTV, HC2 Network, HC2 Broadcasting, GALIC, GAIC and MSD (incorporated by reference to Exhibit 10.38 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210)

4.15
Indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.16
Form of 8.500% senior secured notes due 2026 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.17
Indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.18
Form of 7.5% convertible senior notes due 2026 (incorporated by reference to Exhibit 4.4 (included in Exhibit 4.3) to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.19
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

4.20
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV and the Institutional Investors (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210)

4.21	Registration Rights Agreement dated as of September 9, 2020, by and between INNOVATE Corp and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 (filed herewith)

4.22
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

4.23
Registration Rights Agreement dated as of March 5, 2024 by and between INNOVATE Corp. and Lancer Capital LLC (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-35210)

10.1^	INNOVATE Corp. (f/k/a HC2 Holdings Inc.) 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to INNOVATE’s Definitive Proxy Statement, filed on April 29, 2014) (File No. 001-35210)

10.2^
Employment Agreement, dated May 20, 2015, by and between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and Michael Sena (incorporated by reference to Exhibit 10.2 on INNOVATE’s Quarterly Report on Form 10-Q, filed on August 10, 2015) (File No. 001-35210)

10.3^
Revised Form of Indemnification Agreement of INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) (incorporated by reference to Exhibit 10.1 on INNOVATE’s Quarterly Report on Form 10-Q, filed on November 9, 2016) (File No. 001-35210)

10.4^
INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit B to the INNOVATE Definitive Proxy Statement filed on April 26, 2017) (File No. 001-35210)

10.5^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on INNOVATE's Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 001-35210

10.6
Securities Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., John N. Kyle II, Kristina C. Bruni, King Forward, Inc., Equity Trust Co FBO John N. Kyle, Tiger Eye Licensing L.L.C., Bella Spectra Corporation, Kim Ann Dagen and Michael S. Dagen, Trustees of the Kim Ann Dagen Revocable Living Trust Agreement dated March 2, 1999, Madison Avenue Ventures, LLC, Paul Donner, Reeves Callaway, Don Shalhub, Shalhub Medical Investments PA, Tipi Sha, LLC, Luis O. Suau, Irwin Podhajser and Humberto Garriga (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210)

10.7^
INNOVATE Corp (f/k/a HC2 Holdings, Inc.) Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to INNOVATE's Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210)

10.8
Credit Agreement, dated as of May 27, 2021, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 thereto, the Lenders, which are party thereto from time to time and UMB Bank, n.a., a national banking association, as Letter of Credit Issuer and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on May 27, 2021) (File No. 001-35210),

10.9
Form of Exchange Agreement, dated July 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 001-35210)

10.10^	Executive Severance Guidelines effective October 21, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on October 27, 2021) (File No. 001-35210)

10.11^	2019 INNOVATE Corp. Executive Bonus Plan effective April 25, 2019 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-k filed on March 9, 2022) (File No. 001-35210))

10.12^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

10.13^	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

10.14^	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

10.15
First Amendment to Credit Agreement dated as of August 2, 2022, among DBM Global Inc. and the Other Borrowers, the Lenders, UMB Bank, as Administrative Agent and BMO Harris Bank N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 2, 2022) (File No. 001-35210)

10.16
Letter Agreement with Continental General Insurance Company dated December 30, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210)

10.17
Mutual Release and Termination Agreement dated as of December 31, 2022, by and among Azteca International Corporation and TV Azteca, S.A.B. de C.V., HC2 Network, Inc. and TV Azteca, S.A.B. de C.V. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210)

10.18
Stock Purchase Agreement dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210)

10.19
Subordinated Unsecured Promissory Note dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210)

10.20
Employment Agreement dated as of October 6, 2023 by and between Paul K. Voigt and INNOVATE Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 11, 2023) (File No. 001-35210)

10.21
Amended and Restated Senior Secured Promissory Note dated as of January 31, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.72 to the Annual Report on Form 10-K filed by INNOVATE on March, 6, 2024) (File No. 001-35210)

10.22	INNOVATE Corp. Clawback Policy effective November 2, 2023 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed by INNOVATE on March 6, 2024) (File No. 001-35210)

10.23	INNOVATE Corp. Insider Trading Policy effective November 2, 2023 (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K filed by INNOVATE on March 6, 2024) (File No. 001-35210)

10.24
Second Amendment to Credit Agreement, dated as of December 12, 2023, among DBM Global Inc. and the other Borrowers, the Lenders, UMB Bank, n.a., as Administrative Agent and BMO Harris Bank N.A., as Syndication Agent (incorporated by reference to Exhibit 10.68 to the Annual Report on Form 10-K filed by INNOVATE on March 6, 2024) (File No. 001-35210)

10.25
Amendment of Senior Secured Promissory Note dated effective as of April 30, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 5, 2024) (File No. 001-35210)

10.26
Collateral Trust Agreement dated as of November 20, 2018 among HC2 Holdings, Inc., the other Grantors from time to time party hereto, U.S. Bank National Association, as Trustee under the Indenture and U.S. Bank National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 7, 2024) (File No. 001-35210)

10.27
Amendment No. 1 to Collateral Trust Agreement, dated as of February 1, 2021, to the Collateral Trust Agreement, dated as of November 20, 2018 (the "Collateral Trust Agreement") (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 7 2024) (File No. 001-35210)

10.28
Collateral Trust Joinder - Additional Pari Passu Obligations dated February 1, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 7, 2024) (File No. 001-35210)

10.29
Third Amendment to Credit Agreement dated as of June 28, 2024, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 hereto and UMB BANK, N.A. ((incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 7, 2024) (File No. 001-35210)

10.30
Amendment No. 2 of Senior Secured Promissory Note dated effective as of May 17, 2024 by and between R2 Technologies, Inc. and Lancer Capital LLC ((incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 7, 2024) (File No. 001-35210)

10.31
INNOVATE Corp Second Amended and Restated 2014 Omnibus Equity Award Plan, as amended (incorporated by reference to Exhibit A to INNOVATE’s Information Statement on Schedule 14C, filed with the SEC on October 7, 2024) (File No. 001-35210)

10.32
Third Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of November 21, 2019, by and among INNOVATE Corp 2 (f/k/a HC2 Holdings 2, Inc.), David Present and Cherine Plumaker (filed herewith)

10.33^	Form of Restricted Stock Unit Award Agreement (filed herewith)

10.34	Amendment No. 3 of Senior Secured Promissory Note dated, effective as of December 31, 2024, by and between R2 Technologies, Inc. and Lancer Capital LLC (filed herewith)

21.1	Subsidiaries of INNOVATE (filed herewith)

23.1	Consent of BDO USA, P.C., an independent registered public accounting firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024 and 2023, (iii) Consolidated Balance Sheets as of December 31, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ PAUL K. VOIGT
Paul K. Voigt President and Interim Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2025
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 2025.

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
New York, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INNOVATE Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has maturities of certain debt obligations that exceed its current and forecasted cash balances within one year from the date of this report. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs to Complete for the Infrastructure Segment

As described in Note 3 to the consolidated financial statements, revenue for the Company’s Infrastructure Segment (“DBMG”) was $1.072 billion for the year ended December 31, 2024. DBMG performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

We identified the estimate of certain costs to be incurred towards delivery of projects for specific revenue contracts at DBMG as a critical audit matter. Estimating future direct materials, labor, and subcontractor costs included in the measurement of progress of projects for specific revenue contracts at DBMG required significant judgment. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of the estimated direct materials, labor, and subcontractor costs over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness of the estimated direct materials, labor, and subcontractor costs included in the measurement of the progress of projects for specific revenue contracts at DBMG through: (i) evaluating the reasonableness of project budgets through performing gross margin analysis using subsequently available information, (ii) assessing the reasonableness of revisions in the estimated direct materials, labor, and subcontractor costs and investigating reasons for changes in expected costs and project margins, and (iii) evaluating the reasonableness of project cost estimates to complete by performing inquiries of project management personnel and assessing the nature of activities required to complete open projects.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2011.

New York, NY
March 31, 2025

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except shares and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$1,107.1	$1,423.0
Cost of revenue	898.3	1,207.0
Gross profit	208.8	216.0
Operating expenses:
Selling, general and administrative	160.2	168.0
Depreciation and amortization	17.6	20.2
Other operating (income) loss	(9.0)	1.3
Income from operations	40.0	26.5
Other (expense) income:
Interest expense	(74.5)	(68.2)
Loss from equity investees	(2.3)	(9.4)
Other income, net	3.4	16.7
Loss from operations before income taxes	(33.4)	(34.4)
Income tax expense	(6.3)	(4.5)
Net loss	(39.7)	(38.9)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	5.1	3.7
Net loss attributable to INNOVATE Corp.	(34.6)	(35.2)
Less: Preferred dividends	1.2	2.4
Net loss attributable to common stockholders and participating preferred stockholders	$(35.8)	$(37.6)

Loss per common share - basic and diluted (1)	$(3.08)	$(4.81)

Weighted-average common shares outstanding - basic and diluted (1)	10,696,274	7,814,620
(1) Basic and diluted loss per common share and weighted-average common shares outstanding for the year ended December 31, 2023, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year ended December 31,
	2024	2023
Net loss	$(39.7)	$(38.9)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(2.3)	(0.6)
Disposition of equity method investment, net of tax	—	(9.1)
Other comprehensive loss	$(2.3)	$(9.7)
Comprehensive loss	(42.0)	(48.6)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	5.3	6.4
Comprehensive loss attributable to INNOVATE Corp.	$(36.7)	$(42.2)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$48.8	$80.8
Accounts receivable, net	194.0	278.4
Contract assets	106.3	118.6
Inventory	20.8	22.4
Other current assets	21.0	17.7
Total current assets	390.9	517.9
Investments	3.6	1.8
Deferred tax asset	1.6	2.0
Property, plant and equipment, net	133.6	154.6
Goodwill	126.7	127.1
Intangibles, net	172.4	178.9
Other assets	62.3	61.3
Total assets	$891.1	$1,043.6
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$84.8	$142.9
Accrued liabilities	109.7	70.8
Current portion of debt obligations	162.2	30.5
Contract liabilities	109.1	153.5
Other current liabilities	17.2	16.1
Total current liabilities	483.0	413.8
Deferred tax liability	4.4	4.1
Debt obligations	500.6	679.3
Other liabilities	46.8	82.7
Total liabilities	1,034.8	1,179.9
Commitments and contingencies (Note 13)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	16.1	16.4
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4
Redeemable non-controlling interest	(0.5)	(1.0)
Total temporary equity	15.6	15.4
Stockholders’ deficit
Common stock, $0.001 par value (1)	—	—
Shares authorized: 250,000,000 and 160,000,000, respectively
Shares issued: 13,410,179 and 8,072,300 (1), respectively
Shares outstanding: 13,261,379 and 7,923,500 (1), respectively
Additional paid-in capital (1)	350.1	328.3
Treasury stock, at cost: 148,800 (1) shares	(5.4)	(5.4)
Accumulated deficit	(521.9)	(487.3)
Accumulated other comprehensive loss	(3.2)	(1.1)
Total INNOVATE Corp. stockholders’ deficit	(180.4)	(165.5)
Non-controlling interest	21.1	13.8
Total stockholders’ deficit	(159.3)	(151.7)
Total liabilities, temporary equity and stockholders’ deficit	$891.1	$1,043.6
(1) Common stock, Shares issued, Shares outstanding, Additional paid-in capital, and Treasury stock as of December 31, 2023, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-controlling Interest	Total Stockholders' (Deficit) Equity
		Shares (a) (thousands)	Amount
Balance as of December 31, 2022	$61.0	7,878.8	$—	$330.2	$(5.3)	$(452.1)	$5.9	$(121.3)	$30.7	$(90.6)
Share-based compensation	—	—	—	2.2	—	—	—	2.2	—	2.2
Taxes paid in lieu of shares issued for share-based compensation	—	(6.0)	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Preferred stock dividends	(1.3)	—	—	(1.3)	—	—	—	(1.3)	—	(1.3)
Issuance of common stock	—	50.7	—	—	—	—	—	—	—	—
Distributions to non-controlling interests	(5.2)	—	—	—	—	—	—	—	(10.7)	(10.7)
Transactions with non-controlling interests	—	—	—	(2.8)	—	—	—	(2.8)	2.9	0.1
Other	9.0	—	—	—	—	—	—	—	(9.0)	(9.0)
DBMGi preferred stock repurchase	(41.8)	—	—	—	—	—	—	—	—	—
Net (loss) income	(5.9)	—	—	—	—	(35.2)	—	(35.2)	2.2	(33.0)
Other comprehensive loss	(0.4)	—	—	—	—	—	(7.0)	(7.0)	(2.3)	(9.3)
Balance as of December 31, 2023	$15.4	7,923.5	$—	$328.3	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)
Share-based compensation	—	—	—	3.4	—	—	—	3.4	—	3.4
Preferred stock dividends	(0.3)	—	—	(1.2)	—	—	—	(1.2)	—	(1.2)
Issuance of common stock	—	224.8	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	31.3	—	—	—	—	—	—	—	—	—
Rights offering, net of transaction costs	—	530.6	—	1.9	—	—	—	1.9	—	1.9
Series C Preferred Share Conversion	(31.3)	4,469.4	—	31.3	—	—	—	31.3	—	31.3
Reverse stock split	—	113.1	—	—	—	—	—	—	—	—
Effect of Series D investment in R2 Technologies	1.1	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Transactions with non-controlling interests	—	—	—	(0.4)	—	—	—	(0.4)	0.2	(0.2)
Net loss	(0.6)	—	—	—	—	(34.6)	—	(34.6)	(4.5)	(39.1)
Other comprehensive loss	—	—	—	—	—	—	(2.1)	(2.1)	(0.2)	(2.3)
Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
(a) The number and amount of shares and Additional Paid-in Capital as of December 31, 2022, and as of and for the year ended December 31, 2023, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024. Refer to Note 2. Summary of Significant Accounting Policies.
(b) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $4.5 million and $2.4 million as of December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(39.7)	$(38.9)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	3.4	2.2
Depreciation and amortization (including amounts in cost of revenue)	32.9	36.0
Gain on lease modification	(8.7)	—
Amortization of deferred financing costs and debt discount	7.7	6.9
Net loss on repurchase or extinguishment of debt	0.3	—
Loss from equity investees	2.3	9.4
Realized and unrealized losses (gains) on investments	0.2	(15.8)
Asset impairment expense	0.1	1.8
Deferred income tax expense (benefit)	0.5	(5.3)
Other operating activities, net	(2.0)	2.1
Changes in assets and liabilities:
Accounts receivable	91.8	(25.7)
Contract assets	12.3	46.5
Other current assets	(0.1)	(0.6)
Inventory	1.9	(3.5)
Other assets	8.4	15.1
Accounts payable	(57.2)	(60.2)
Accrued liabilities	12.2	9.9
Contract liabilities	(44.4)	54.9
Other current liabilities	2.1	(11.2)
Other liabilities	(14.9)	2.9
Cash provided by operating activities	9.1	26.5
Cash flows from investing activities
Purchase of property, plant and equipment	(19.0)	(18.4)
Proceeds from disposal of property, plant and equipment	10.1	1.6
Loans to equity method investee	(2.3)	(4.0)
Purchase of investments	(2.0)	—
Proceeds from sale of equity method investments	—	59.2
Cash paid for asset acquisitions	(1.2)	—
Other investing activities	0.5	0.7
Cash (used in) provided by investing activities	(13.9)	39.1
Cash flows from financing activities
Proceeds from rights offering and private placement, net of issuance costs	33.2	—
Proceeds from lines of credit	70.0	87.0
Payments on lines of credit	(125.0)	(94.7)
Proceeds from other debt obligations, net of deferred financing costs	24.8	4.9
Principal payments for and repurchases of other debt obligations	(28.0)	(37.1)
Purchase of preferred stock	—	(7.0)
Payments to non-controlling interests and redeemable non-controlling interests related to sale of equity method investment	(0.3)	(15.9)
Dividend payments	(1.2)	(2.2)
Other financing activities	—	(0.3)
Cash used in financing activities	(26.5)	(65.3)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(1.7)	(0.2)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(33.0)	0.1
Cash, cash equivalents and restricted cash, beginning of year	82.3	82.2
Cash, cash equivalents and restricted cash, end of year	$49.3	$82.3

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

INNOVATE Corp. ("INNOVATE" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. The Company seeks to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest to a limited extent in a variety of non-controlling equity interest positions or debt instruments. The Company’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "VATE".

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

2.The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest of 81.4% (56.6% as of December 31, 2023) in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of December 31, 2024, had a 45.9% interest (46.2% as of December 31, 2023) in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, and maintained a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

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

4.The Company's Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. Included in the Other segment is TIC Holdco, Inc. ("TIC"), which was dissolved May 23, 2024, and the former Marine Services segment, which included its holding company, Global Marine Holdings, LLC ("GMH") in which the Company maintained a 72.8% controlling interest until its dissolution on December 13, 2024. GMH's prior period results included its subsidiary's prior 19.0% equity method investment in HMN International Co., Ltd., formerly known as Huawei Marine Networks Co. (“HMN”), until it was sold on March 6, 2023. Refer to Note 6. Investments for additional information.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Certain prior amounts have been reclassified or combined to conform to the current year presentation. In addition, unless noted, all share and per share amounts of common stock, options and restricted stock and any associated debt or preferred stock conversion rates contained in the historical periods presented within these Consolidated Financial Statements have been retroactively adjusted to reflect the one-for-ten reverse stock split of the Company's issued and outstanding common stock that was effected by the Company on August 8, 2024 (the "Reverse Stock Split"), as if it had occurred at the beginning of the earliest period presented.

Refer to Note 16. Equity and Temporary Equity for information relating to the 2024 Reverse Stock Split and adjustments resulting from the Reverse Stock Split.

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities and covenants of the Company's Corporate Senior Secured Notes, other current debt at Corporate and certain of the Company's subsidiaries, as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next twelve months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including refinancing the debt at Corporate and its subsidiaries, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

These Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, or expenses that may result if the Company is unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and various disclosures within these consolidated financial statements as of the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting period These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates. Significant estimates include the recognition of revenue and project profit or loss, which require estimates regarding the extent of progress towards completion on contracts and contract revenue and costs on long-term contracts; allowances for credit losses; fair value estimates, including the valuation of certain investments, market assumptions used in estimating the fair values of certain assets (including goodwill and intangibles) and liabilities, the calculation used in determining the fair value of equity awards required by ASC 718, Compensation - Stock Compensation ("ASC 718"); income taxes and various other contingencies.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents are comprised principally of amounts in interest bearing checking accounts and money market accounts with original maturities of three months or less. The Company considers all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. The Company maintains its current cash with financial institutions with balances that may exceed federally insured limits. Cash and cash equivalents are maintained at financial institutions that management considers to be of high credit quality.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company's restricted cash balances consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents in the Consolidated Balance Sheets in the Other current assets and Other assets (noncurrent) as applicable, and are primarily comprised of security deposits for long-term leases, which are held in separate bank accounts.

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis include investment(s) in marketable equity securities. Our financial assets measured at fair value on a non-recurring basis include equity securities without readily determinable fair values. Other financial assets and liabilities are carried at cost (initial fair value) or amortized cost where applicable, with the current fair value disclosed, if required.

Allowance for Credit Losses

The Company maintains allowances for credit losses, for its financial assets, primarily for accounts receivable and contract assets, in accordance with Accounting Standards Codification ("ASC") Financial Instruments - Credit Losses (Topic 326). Accounts receivable are stated at amounts due from customers net of allowance for expected credit losses. The measurement and recognition of the allowance for credit losses involves the use of judgment and represents management’s estimate of expected lifetime credit losses based on historical experience and trends, current conditions and reasonable and supportable forecasts. Any changes in these assumptions can lead to a change in the estimate. Management’s assessment of expected credit losses includes consideration of current and expected economic, market and industry factors affecting the Company’s customers, including their financial condition and other factors affecting their ability to pay; the aging of account balances; historical credit loss experience; customer concentrations; and customer credit-worthiness; among other factors.

Management has elected to use a risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. At each balance sheet date, all past due or potentially uncollectible accounts are assessed individually for the purpose of determining the appropriate allowance for credit losses. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made and the receivable is written off against the allowance , and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

Inventory

Inventory, which is primarily composed of steel components for construction projects at DBM, is valued at the lower of cost or net realizable value under the first-in, first-out method. Provision for obsolescence is made where appropriate and is charged to cost of revenue in the Consolidated Statements of Operations. These costs include only direct labor and expenses incurred to date and exclude any allocation of overhead. The policy for long-term work in progress contracts is disclosed within the Revenue and Cost Recognition accounting policy in Note 3. Revenue and Contracts in Process.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee, such as with our investments in MediBeacon and Scaled Cell, of which we own a 45.9% interest in MediBeacon and a 20.1% interest in Scaled Cell as of December 31, 2024. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income (loss) of the investee, as well as any changes as a result of changes in ownership. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

We carry investments in marketable equity securities at fair value and record the changes in fair values in the Consolidated Statement of Operations as a component of Other income, net. The Company utilizes the measurement alternative method to account for investments when it does not possess the ability to exercise significant influence or control and the investment does not have a readily determinable fair value. Under this method, investments are initially recognized at cost and subsequently measured at cost, adjusted for any observable changes in the fair value of the investment. In addition, the Company reviews the carrying value of investments measured under the measurement alternative for impairment on a regular basis. If there is an indication of impairment, the Company assesses whether the carrying value of the investment exceeds its recoverable amount. Any impairment losses are recognized in the financial statements.

The Company's investments are recorded as a separate line in the Company’s Consolidated Balance Sheets. Income or loss from equity method investments is recorded as a separate line item in the Consolidated Statements of Operations. Changes in the fair value of equity securities and impairments recognized for measurement alternative method investments, if any, are recorded within Other income, net in the Consolidated Statements of Operations.

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

At December 31, 2024, our U.S. and foreign companies have significant deferred tax assets resulting from tax loss carryforwards. Additionally, the deferred tax assets generated by certain businesses that do not qualify to be included in the INNOVATE Corp. U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on consideration of both positive and negative evidence, we determined that it was more likely than not that the net deferred tax assets of the INNOVATE Corp. U.S. consolidated filing group will not be realized. Therefore, a full valuation allowance was maintained against the INNOVATE Corp. U.S. consolidated filing group’s net deferred tax assets as of December 31, 2024. The appropriateness and amount of the valuation allowance are based on cumulative history of losses and our assumptions about the future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

In relation to tax effects for accumulated other comprehensive income ("OCI"), our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets, which we regularly evaluate. The estimated useful lives of the assets range from 5 to 40 years for buildings and leasehold improvements, 3 to 15 years for equipment, furniture and fixtures, and 3 to 20 years for transportation equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. Assets under construction are not depreciated until they are complete and available for use. Land is not depreciated.

Purchased property and equipment is recorded at cost, or, if acquired in a business combination, at the acquisition date fair value. Cost includes the original purchase price of the asset, the costs attributable to bringing the asset to its working condition for its intended use and finance costs incurred prior to the asset being available for use, as well as any subsequent major expenditures for improvements and replacements which extend useful lives or increase capacity of the assets. Expenditures for maintenance and repairs are expensed as incurred. Finance lease assets are recognized based on the present value of minimum future lease payments.

Costs for internal-use software that are incurred in the preliminary project stage and in the post-implementation stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, beginning when the software project is ready for its intended use, over the estimated useful life of the software, typically 3 years.

When assets are sold or otherwise retired, the costs and accumulated amortization and depreciation are removed from the books and the resulting gain or loss is included in operating results. Property, plant and equipment that have been included as part of the assets held-for-sale are no longer amortized or depreciated from the time that they are classified as such. The Company periodically utilizes a qualitative assessment to evaluate whether it is more likely than not that the fair value of its property, plant and equipment is less than its carrying value, and, if so, quantitatively evaluates the carrying value of its property, plant and equipment based upon the estimated cash flows to be generated by the related assets. If an impairment is indicated, a loss is recognized.

Acquisitions

The Company accounts for acquisitions using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Estimates of fair value included in the Consolidated Financial Statements represent the Company’s best estimates and valuations developed, when needed, with the assistance of independent appraisers or, where such valuations have not yet been completed or are not available, industry data and trends and by reference to relevant market rates and transactions. Such estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but, rather, tested for impairment. The Company tests goodwill for impairment at least annually in the fourth quarter (October 1st) or when factors indicate that the carrying amounts of assets may not be recoverable and there is a potential impairment. The factors that management considers important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of the Company's common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy.

The Company elected to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, and if so, a quantitative test is performed. The quantitative evaluation for impairment of indefinite lived intangibles consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

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

Based on qualitative assessments performed as of October 1, 2024, management determined it was more likely than not that the fair value of its reporting units and the fair value of the indefinite-lived intangible assets exceeded their carrying values, and, as such, no impairment was required.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Intangible assets not subject to amortization (i.e. indefinite lived intangibles) consist of certain television broadcast licenses. Intangible assets subject to amortization consists of certain trade names, customer contracts and developed technology. These finite lived intangible assets are amortized based on their estimated useful lives. Impairment on such assets is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The amount of impairment of other long-lived assets (excluding goodwill) is calculated as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded to the extent the carrying amount of the asset or asset group exceeds the fair value and is not recoverable.

Licensing: Television broadcast licenses generally are granted for eight-year periods. They are renewable after application and reviewed by the Federal Communications Commission ("FCC") and historically are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee's qualifications results in loss of the license.

Valuation of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. In the event of such conditions, the Company compares the expected undiscounted future cash flows to the carrying amount of the assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company is required to make estimates of the fair value of the long-lived assets in order to calculate the impairment loss equal to the difference between the fair value and carrying value of the assets.

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

The estimate of the appropriate discount rate to be used to apply the present value model in determining fair value was the Company’s weighted-average cost of capital which is based on the effective rate of its debt obligations at the current market values (for periods during which the Company had debt obligations) as well as the current volatility and trading value of the Company’s common stock.

Leases

The Company accounts for leases on the balance sheet as lease assets and lease liabilities for leases classified as operating and finance leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets are included in Other Assets, and operating lease liabilities are included in other current liabilities and other liabilities (non-current) as applicable in the Consolidated Balance Sheets for their respective short-term and long-term portions and are recognized based on the present value of lease payments over the lease term at the commencement date. Finance leases are included in property, plant and equipment and debt obligations in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate of return; therefore, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest that would be paid to borrow on a collateralized basis over a similar term. The Company determines its incremental borrowing rate using a portfolio approach based on information available as of the lease commencement date, including applicable lease terms and the current economic environment. For lease agreements that contain non-lease components, the Company elected to combine lease and non-lease components as a single lease component.

Leases with an initial term of twelve months or less are not recorded on the balance sheet unless they are expected to be renewed. Lease expense is recognized on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2024, the operating lease liability does not include any options to extend or terminate leases.

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

In these consolidated financial statements, “$” means U.S. dollars, unless otherwise noted.

Convertible Instruments

Convertible instruments are generally accounted for as a single unit of account. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria included circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodied both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized using the effective interest method over the term of the related debt to their stated date of redemption as a component of Interest expense in the Consolidated Statement of Operations.

Deferred Financing Costs

The Company capitalizes certain expenses incurred in connection with its debt and line of credit obligations as reductions of the outstanding loan balances as a component of the carrying amount of Debt obligations in the Consolidated Balance Sheet and amortizes them using the effective interest method over the term of the respective debt agreement as a component of Interest expense in the Consolidated Statements of Operations. If the Company extinguishes portions of its debt prior to the maturity date, deferred financing costs are charged to expense on a pro-rata basis and are included in loss on early extinguishment or restructuring of debt within Other income, net in the Consolidated Statements of Operations.

Share-Based Compensation

Share-based compensation includes restricted shares, restricted stock units and stock options, which are measured based on the grant date fair values and are recognized on a straight-line basis over the requisite service or vesting period. Any forfeitures are recorded as they occur. Non-cash stock-based compensation expense is included within general and administrative expense in the consolidated statements of operations.

Grants of restricted shares and restricted stock units are valued based on the closing market share price of INNOVATE's common stock as reported on the New York Stock Exchange (the “market price”) on the date of grant. The Company uses a Black-Scholes option valuation model to determine the grant date fair value of stock options. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term similar to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future. Share-based compensation is recorded net of actual forfeitures as they occur.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share is computed using the weighted-average number of shares of common stock, adjusted for the dilutive effect of potential common stock equivalents and related income from continuing operations, net of tax. Potential common stock equivalents, computed using the treasury stock method or the if-converted method, include stock options, restricted stock units, convertible preferred stock and convertible debt. Refer to Note 19. Basic and Diluted Loss Per Common Share for additional information.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 improves reportable segment disclosures by requiring enhanced disclosures about significant segment expenses. The guidance was effective for the Company for annual periods beginning on January 1, 2024, and did not have a significant impact on the related disclosures within these Consolidated Financial Statements. Refer to Note 18. Operating Segments and Related Information.

Accounting Pronouncements Issued But Pending Adoption

On November 26, 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The amendments in this update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on the Company’s Consolidated Financial Statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including the total amount of selling expenses incurred in the period and an entity's definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, as further amended in ASU 2025-01. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s Consolidated Financial Statements.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 improves income tax disclosures by adding requirements related to the tax rate reconciliation, disaggregation of income taxes paid and other miscellaneous tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and the Company will reflect updates to its tax disclosures pursuant to the requirements of ASU 2023-09 in its future filings, as applicable.

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

Allocate the transaction price to performance obligations in the contract

For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative stand-alone selling price. The Company determines the stand-alone selling price based on the price at which the performance obligation would have been sold separately in similar circumstances to similar customers. If the stand-alone selling price is not observable, the Company estimates the stand-alone selling price taking into account all available information such as market conditions and internal pricing guidelines. In certain circumstances, the stand-alone selling price is determined using an expected profit margin on anticipated costs related to the performance obligation.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Recognize revenue as performance obligations are satisfied

The Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. A good or service is considered to be transferred when the customer obtains control. The Company can transfer control of a good or service and satisfy its performance obligations either over time or at a point in time. The Company transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance as we perform, (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) the Company’s performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date. The Company has determined that one or more of these three criteria are met for such contracts.

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

Revenue from contracts with customers consisted of the following (in millions):

	Year Ended December 31,
	2024	2023
Infrastructure	$1,071.6	$1,397.2
Life Sciences	9.8	3.3
Spectrum	25.7	22.5
Total revenue	$1,107.1	$1,423.0

Accounts receivables, net, from contracts with customers consisted of the following (in millions):

	December 31,
	2024	2023
Infrastructure	$184.8	$271.5
Life Sciences	1.5	0.3
Spectrum	1.9	1.4
Total accounts receivables with customers	$188.2	$273.2

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Service Contracts

For service contracts (including maintenance contracts) where we have the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, revenue is recognized as services are performed. For all other types of service contracts, revenue is recognized over time using the input method to measure progress because it best depicts the transfer of value to the customer. Costs include all direct material and labor costs, subcontractor costs, and allocated overhead costs related to contract performance.

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

Disaggregation of Revenues

DBMG's revenues are principally derived from contracts to provide fabrication and erection services to its customers. Contracts represent the majority of the revenue of the Infrastructure segment and are generally recognized over time. A majority of contracts are domestic, fixed priced, and are completed within one year. Disaggregation of the Infrastructure segment, by market or type of customer, is used to evaluate its financial performance.

The following table disaggregates DBMG's revenue by market (in millions):

	Year ended December 31,
	2024	2023
Industrial	$307.9	$403.0
Commercial	292.6	382.9
Transportation	275.3	292.3
Healthcare	151.6	165.5
Convention	14.0	124.2
Government	11.7	11.2
Leisure	9.6	8.1
Energy	7.2	9.2
Total revenue from contracts with customers	$1,069.9	$1,396.4
Other revenue	1.7	0.8
Total Infrastructure segment revenue	$1,071.6	$1,397.2

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

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld (usually 10% or less) pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2024 and 2023, the total retainage receivable was $94.1 million and $120.6 million, respectively, and the amount of retainage receivable estimated by management to be collected beyond one year is approximately 18.8% and 9.0% of the balance, respectively.

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

Contract assets and contract liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Costs incurred on contracts in progress	$1,435.2	$2,811.8
Estimated earnings	75.8	510.1
Contract revenue earned on uncompleted contracts	1,511.0	3,321.9
Less: progress billings	1,513.8	3,356.8
	$(2.8)	$(34.9)

The above is included in the accompanying Consolidated Balance Sheets under the following line items:
Contract assets	$106.3	$118.6
Contract liabilities	(109.1)	(153.5)
	$(2.8)	$(34.9)

	December 31,
	2024	2023
Cost in excess of billings and estimated earnings	$50.8	$73.8
Conditional retainage	55.5	44.8
Contract assets	$106.3	$118.6

Billings in excess of costs and estimated earnings	$(147.7)	$(229.3)
Conditional retainage	38.6	75.8
Contract liabilities	$(109.1)	$(153.5)

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

The change in contract assets during the years ended December 31, 2024 and 2023, is a result of the recording of $68.0 million and $86.6 million, respectively, of contract assets driven by new commercial projects, offset by $80.3 million and $133.1 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the years ended December 31, 2024 and 2023, is a result of the recording of periodic contract liabilities of $102.3 million and $146.2 million, respectively, driven largely by new commercial projects, offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $146.7 million and $91.3 million, respectively, including from certain large projects completed or nearing completion.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Healthcare	$172.6	$128.7	$301.3
Transportation	133.3	58.1	191.4
Commercial	158.5	6.1	164.6
Industrial	144.0	0.3	144.3
Government	87.1	22.8	109.9
Leisure	11.1	11.4	22.5
Convention	7.5	—	7.5
Energy	2.1	—	2.1
Remaining unsatisfied performance obligations	$716.2	$227.4	$943.6

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 2.3 years.

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

Life Sciences Segment

Beginning in 2021, R2 Technologies commercially launched its first product, Glacial Rx. Combined with other topical consumables, the Glacial Rx system is sold to medical practices and is intended to be operated by a trained health care professional. Beginning in 2022, R2 Technologies commercially launched its second product in China, Glacial Spa. This product launched into the United States and Canada in 2023, marketed as Glacial fx. This device is sold into nonmedical markets as a cooling experience used to even skin tone and brighten and lighten skin and is intended to be operated by a trained esthetician.

Glacial Rx and Glacial fx are sold in North America using a direct sales force. In certain cases, these systems are leased for a small, initial upfront fee and recurring lease payments over a specified timeframe. In international markets, R2 Technologies sells Glacial Rx, Glacial fx and Glacial Spa through distributors. Currently, R2 Technologies has contracts with distributors to sell these products into the following countries: Mexico, United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Australia, Hong Kong, Singapore, Vietnam, China, United Kingdom, France, Kuwait, and India. The Glacial Spa system is currently sold in China and distributed by Huadong’s existing sales force to spas.

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

Within North America, revenue is recognized on shipment. For international sales, shipping terms are Ex Works, wherein R2 Technologies makes its products available at a specific location, but the buyer is required to pay the transportation costs. Revenue is recognized once an agreed upon freight carrier is selected and goods are picked up by the freight carrier.

Payment Terms

In both North America and internationally, R2 Technologies generally requires customers to remit payment upfront prior to shipment. These payment terms are expressly stated in the standard terms and conditions. In certain circumstances within North America, R2 Technologies accepts longer payment terms not to exceed one year. Any payment plan variation is expressly disclosed in the master services agreement which is required to be signed in conjunction with each sale by every customer. The invoiced amount to be received is recorded in Accounts Receivable, Net, in the Consolidated Balance Sheet.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Year Ended December 31,
	2024	2023
Systems and consumables revenue	$9.8	$3.3
Total Life Sciences segment revenue	$9.8	$3.3

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

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Year ended December 31,
	2024	2023
Broadcast station	$25.7	$21.9
Other	—	0.6
Total Spectrum segment revenue	$25.7	$22.5

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2024, the transaction price allocated to remaining unsatisfied performance obligations consisted of $16.0 million of broadcast station revenues of which $9.0 million is expected to be recognized within one year and $7.0 million is expected to be recognized within the next 3 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2024	2023
Contracts in progress	$184.9	$271.7
Unbilled retentions	0.1	—
Trade receivables	3.3	1.9
Other receivables	5.8	5.2
Allowance for expected credit losses	(0.1)	(0.4)
Total	$194.0	$278.4

As of January 1, 2023, accounts receivable, net totaled $254.9 million.

For the years ended December 31, 2024 and 2023, the Company recognized a reversal of expected credit losses of $0.1 million and expected credit losses of $2.3 million, respectively, which primarily related to a receivable at the Company's Infrastructure segment expensed as a result of a legacy customer bankruptcy in 2023. Direct write-downs of accounts receivable charged against the allowance totaled $0.2 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5. Inventory

Inventory consisted of the following (in millions):

	December 31,
	2024	2023
Raw materials and consumables	$19.6	$21.0
Work in process	0.4	0.6
Finished goods	0.8	0.8
Total inventory	$20.8	$22.4

6. Investments

The carrying values of the Company's investments, by category, were as follows (in millions):

Date	Equity Method (1)	Fair Value (2)	Measurement Alternative (3)	Total
December 31, 2024	$0.9	$1.8	$0.9	$3.6
December 31, 2023	$0.9	$—	$0.9	$1.8

(1) The Company's equity method investments as of both December 31, 2024 and 2023, were comprised of MediBeacon and Scaled Cell.
(2) The Company's fair value investment in common stock of a publicly traded company was purchased during the year ended December 31, 2024.
(3) The Company's measurement alternative method investment as of both December 31, 2024 and 2023, was comprised of Triple Ring.

The Company's share of net losses from its equity method investments was $2.3 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend. During the year ended December 31, 2024, MediBeacon issued an aggregate $2.3 million of 12% convertible notes to Pansend with each note due to Pansend in three years from date of issuance. As a result of these note issuances with MediBeacon, during the year ended December 31, 2024, Pansend recognized $2.3 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon, including the notes, had been previously reduced to zero.

During the year ended December 31, 2023, as a result of note modifications and additional note issuances with MediBeacon, Pansend recognized $4.7 million of equity method losses which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. In addition, as a result of an equity transaction in the first quarter of 2023 at MediBeacon with Huadong, Pansend's ownership in MediBeacon decreased from approximately 47.2% as of December 31, 2022, to approximately 46.2% subsequent to the transaction, and as a result, Pansend recognized a gain of $3.8 million, which was included in Other income, net, in the Consolidated Statement of Operations for the year ended December 31, 2023, and which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $3.8 million which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of December 31, 2024 and 2023, MediBeacon's total outstanding principal amount of notes due to Pansend was $12.0 million and $9.7 million, respectively. Interest income earned by Pansend from the MediBeacon notes totaled $1.4 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, and the related accrued interest receivable was $1.7 million and $0.3 million as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive for December 31, 2024 and 2023, of the $12.0 million and $9.7 million in convertible and secured promissory notes which were offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $17.0 million.

Subsequent to year end, in January 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes and the related accrued interest together totaling $12.9 million were converted into Series 3 Preferred Stock. In addition and concurrently, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong for MediBeacon preferred stock was in process. Once completed, these transactions will decrease Pansend's ownership in MediBeacon from approximately 45.9% prior to the transactions to approximately 44.7% subsequent to the transaction. On a fully diluted basis, Pansend's ownership in MediBeacon will decrease from 40.1% to 39.7%.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Marketable Securities

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, which represents less than 1% of the total outstanding common stock of the issuer. These securities are remeasured at fair value each reporting period using the externally quoted market price, a Level 1 input. For the year ended December 31, 2024, unrealized fair value losses of $0.2 million related to these securities were included in Other income, net in the Consolidated Financial Statements.

Triple Ring and Scaled Cell

On November 30, 2023, the Company sold the majority of its equity method investment in Triple Ring, in which it had held 25.8% interest and, in exchange, received 240,613 shares of Scaled Cell (valued at $0.9 million) and $5.0 million in cash proceeds. The Company recognized a loss of $0.2 million on the sale of the investment, which is reflected in Other income (expense), net, in the Consolidated Statement of Operations for the year ended December 31, 2023. Subsequent to the transaction, and as of December 31, 2023, the Company held a 7.2% common interest (1.9% on a fully diluted basis) in Triple Ring, which is accounted for using the measurement alternative method. As of December 31, 2024, the Company holds a 7.2% common interest (1.6% on a fully diluted basis). As of both December 31, 2024 and 2023, the Company still held 240,613 shares of Scaled Cell, representing a 20.1% interest. The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, Investments—Equity Securities, whereby the Company can elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value (net asset value) at its cost minus impairment, if any.
HMN

On March 6, 2023, the Company, through New Saxon 2019 Limited (“New Saxon”), an indirect subsidiary of GMH, closed on the sale of its remaining 19.0% interest in HMN to subsidiaries and an affiliate of Hengtong Optic-Electric Co Ltd. The sale was consummated pursuant to the terms of a supplemental agreement entered into by the parties in June 2022. During the year ended December 31, 2023, New Saxon received gross proceeds of $54.2 million and interest income of $0.5 million, of which $4.4 million was withheld for a foreign tax payment, and $15.9 million was distributed to GMH's non-controlling interest holders and redeemable non-controlling interest holders pursuant to the partnership agreement. New Saxon recognized a gain on sale of $12.2 million, which was included in Other income, net, in the Consolidated Statement of Operations for the year ended December 31, 2023. During the year ended December 31, 2024, a final distribution of $0.3 million was released to GMH's non-controlling interest holders pursuant to the partnership agreement, relating to amounts that were previously withheld for reserves and contingencies. Subsequently, both New Saxon and GMH were dissolved before the end of 2024, and the Company recognized no gain or loss on dissolution.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	December 31,
	2024	2023
Equipment, furniture and fixtures, and software	$211.0	$210.7
Building and leasehold improvements	36.8	42.9
Land	18.6	25.8
Construction in progress	8.0	4.8
Plant and transportation equipment	7.4	8.1
	$281.8	$292.3
Less: Accumulated depreciation	148.2	137.7
Total	$133.6	$154.6

Depreciation expense was $25.0 million and $24.9 million for the years ended December 31, 2024 and 2023, respectively. These amounts included $15.3 million and $15.8 million of depreciation expense recognized within cost of revenue for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, and December 31, 2023, the net book value of equipment held under finance leases included in PP&E was $0.5 million and $2.3 million, respectively. As of December 31, 2024, and December 31, 2023, the gross value of capitalized internal-use software included in PP&E was $20.7 million and $15.0 million, respectively, and the net book value was $9.8 million and $5.9 million, respectively.

Assets held-for-sale are included within Other current assets in the Consolidated Balance Sheets. As of December 31, 2024, there were $7.0 million in assets held-for-sale, which primarily consisted of one building, equipment and land and the associated improvements at the Company's Infrastructure segment. As of December 31, 2023, there were $3.1 million in assets held-for-sale, which primarily consisted of two buildings and the associated building improvements at the Company's Infrastructure segment, which were subsequently sold.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2022	$105.7	$21.4	$127.1
Translation adjustments	—	—	—
Balance as of December 31, 2023	$105.7	$21.4	$127.1
Translation adjustments	(0.4)	—	(0.4)
Balance as of December 31, 2024	$105.3	$21.4	$126.7

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	December 31,
	2024	2023
FCC licenses	$107.7	$106.3
Total	$107.7	$106.3

During the year ended December 31, 2024, the Spectrum segment completed the purchases of five Low Power Television licenses and stations for an aggregate consideration of $1.5 million, with $0.3 million payable on or before April 12, 2025. The acquisitions were accounted for as asset acquisitions.

The weighted-average period prior to the next renewal for FCC licenses was 5.4 years and 6.2 years as of December 31, 2024 and 2023, respectively, after taking into consideration licenses that were successfully renewed shortly after year-end. While broadcast television licenses are issued for a fixed period of time (generally eight years), renewals of these licenses have occurred routinely and at nominal cost. In addition, the Company does not believe that the expiration or non-renewal of any of its FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(11.0)	$14.1
Customer relationships and contracts	11 years	87.4	(49.1)	38.3
Channel sharing arrangements	35 years	12.6	(2.2)	10.4
Other	10 years	3.9	(2.0)	1.9
Total		$129.0	$(64.3)	$64.7

	Weighted-Average Original Useful Life	December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(9.4)	$15.8
Customer relationships and contracts	11 years	87.6	(44.2)	43.4
Channel sharing arrangements	35 years	12.6	(1.8)	10.8
Other	12 years	3.9	(1.3)	2.6
Total		$129.3	$(56.7)	$72.6

Amortization expense for definite lived intangible assets was $7.9 million and $11.1 million for the years ended December 31, 2024 and 2023, respectively. Amortization expense is included in Depreciation and amortization in the Consolidated Statements of Operations.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Amortization

Future estimated annual amortization expense for intangible assets as of December 31, 2024, is as follows (in millions):

Estimated Amortization
2025	$7.4
2026	6.7
2027	4.9
2028	4.9
2029	4.7
Thereafter	36.1
Total	$64.7

9. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2025 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	December 31,
		2024	2023
Right-of-use assets:
Operating lease	Other assets (non-current)	$53.7	$58.0
Finance lease	Property, plant and equipment, net	0.5	2.3
Total right-of-use assets		$54.2	$60.3

Lease liabilities:
Current portion of operating lease	Other current liabilities	$12.9	$13.5
Non-current portion of operating lease	Other liabilities	43.5	48.6
Finance lease	Debt obligations	0.6	2.4
Total lease liabilities		$57.0	$64.5

For the year ended December 31, 2023, the Company recorded an impairment charge to right-of-use-assets of $0.6 million, that primarily related to FCC licenses impaired. Impairment charges are included in Other operating (income) loss in the Consolidated Statements of Operations.

The tables below present financial information associated the Company's leases. The following table summarizes the components of lease expense (in millions):

	Year ended December 31,
	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$0.4	$0.4
Interest on lease liabilities	0.1	0.2
Net finance lease cost	0.5	0.6
Operating lease cost	17.5	22.1
Variable lease cost	0.6	0.6
Sublease income	(0.7)	(0.7)
Total non-current lease cost	17.9	22.6
Short-term lease costs	30.0	39.2
Total lease cost	$47.9	$61.8

Based on the short-term leases executed as of December 31, 2024, the Company expects that it will incur approximately $9.0 million in estimated short-term lease costs for the year ended December 31, 2025.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Cash flow information related to leases is as follows (in millions):

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$19.3	$22.8
Operating cash flows for finance leases	$0.1	$0.2
Financing cash flows for finance leases	$0.4	$0.4

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$18.5	$9.3
Finance leases	$—	$0.8
(1) For the year ended December 31, 2024, excludes $4.0 million received for a lease modification incentive. See below for additional information.

The weighted-average remaining lease term and the weighted-average discount rate for the Company's leases were as follows:

	Year ended December 31,
	2024	2023
Weighted-average remaining lease term (years) - operating leases	7.4	7.5
Weighted-average remaining lease term (years) - finance leases	2.7	1.6
Weighted-average discount rate - operating leases	6.1%	5.6%
Weighted-average discount rate - finance leases	5.3%	6.8%

Future minimum lease commitments (undiscounted) as of December 31, 2024, were as follows (in millions):

	Operating Leases	Finance Leases
2025	$15.6	$0.3
2026	12.0	0.2
2027	9.4	0.1
2028	6.9	—
2029	4.3	—
Thereafter	21.3	—
Total future minimum lease payments	69.5	0.6
Less: amounts representing interest	(13.1)	—
Total lease liability	$56.4	$0.6

On May 1, 2024, a subsidiary of DBMG amended the termination date of three property leases that had an original expiry date of March 31, 2031. In exchange, and as an inducement for DBMG to early terminate, the landlord agreed to pay DBMG $12.0 million in surrender fees in three equal installments, contingent on timely vacate and inspection milestones, of which DBMG has received $4.0 million in surrender fees as of December 31, 2024, with the remaining two $4.0 million payments due to DBMG due within five business days of the vacate dates in 2025 and 2027. After final surrender of the properties, DBMG will have no further obligations under these leases. The Company accounted for this transaction as a lease modification, and recognized a $8.7 million gain on lease modification, which is included in Other operating (income) loss in the Consolidated Statement of Operations for the year ending December 31, 2024.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In November 2021, INNOVATE entered into a ten-year lease arrangement for a special purpose space in Palm Beach, Florida, which was amended in February 2023 to extend the term of the lease to 15 years, with future monthly lease payments of approximately $0.2 million over the entire lease term and annual common area maintenance charges of $0.6 million, both of which are subject to a 3% annual upward adjustment, with total square footage of 25,184, as amended. The lease had not yet commenced for accounting purposes as the space was still under construction, and, therefore, future lease payments were not recorded on the Company's Consolidated Balance Sheets. In December 2023, the Company entered into a sublease agreement with Palm Beach Cultural Innovation Center, Inc. (“PBCIC”), a Florida not-for-profit corporation and related party to Avram A. Glazer, the Chairman of INNOVATE's Board of Directors, who is also on the board of directors of PBCIC. Pursuant to the sublease, PBCIC would have use of the underlying space and, as consideration, PBCIC agreed to undertake all of the tenant’s build-out costs and related obligations under the lease agreement between the Company, as tenant, and RPP Palm Beach Property LP, as landlord. Effective March 29, 2024, the Company assigned the lease, as amended, and the sublease to an affiliate of Mr. Glazer, releasing the Company of all obligations under the lease, as amended, and the sublease. The Company previously recorded $1.1 million in prepaid rent related to this lease, which was written-off in December 2023 upon the execution of the sublease to PBCIC. While there were no new expenses incurred during 2024, the Company also previously incurred other expenses of $1.1 million since inception related to the special purpose space and PBCIC, of which $0.7 million is included in Selling, general and administrative in the Consolidated Statement of Operations for the year ended December 31, 2023.

In December 2021, the Company entered into a five-year lease agreement for corporate office space in West Palm Beach, Florida, that would, on commencement of the lease, require future monthly lease payments of approximately $0.1 million over the entire lease term, subject to 3% annual upward adjustment. This lease had not yet commenced as the building was still under construction, and therefore, other than a $0.2 million deposit included in Other assets as of December 31, 2023, future lease payments were not recorded on the Company's Consolidated Balance Sheets. On March 29, 2024, the Company assigned the lease to Lancer Capital, an entity controlled by Mr. Glazer, releasing the Company of all obligations under the lease. The $0.2 million security deposit on the lease was also assigned to Lancer Capital and written-off in March 2024.

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	December 31,
	2024	2023
Prepaid assets	$10.9	$11.2
Assets held-for-sale	7.0	3.1
Income tax receivable	0.6	2.1
Restricted cash - current	—	0.9
Other	2.5	0.4
Total other current assets	$21.0	$17.7

Other Assets

Other assets, which are reflected within non-current assets in the Consolidated Balance Sheets, consisted of the following (in millions):

	December 31,
	2024	2023
Right-of-use assets	$53.7	$58.0
Restricted cash - non-current	0.5	0.6
Other	8.1	2.7
Total other assets	$62.3	$61.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Accrued expenses	$13.4	$14.3
Accrued payroll and employee benefits	34.1	29.2
Accrued interest and exit fees (current portion)	61.0	17.1
Accrued sales and use taxes	0.4	9.8
Accrued income taxes	0.8	0.4
Total accrued liabilities	$109.7	$70.8

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Operating lease liability, current portion	$12.9	$13.5
Other	4.3	2.6
Total other current liabilities	$17.2	$16.1

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Consolidated Balance Sheets, consisted of the following (in millions):

	December 31,
	2024	2023
Operating lease liability, net of current portion	$43.5	$48.6
Accrued interest and exit fees (non-current portion)	0.7	30.8
Other	2.6	3.3
Total other liabilities	$46.8	$82.7

Asset Retirement Obligations

The changes in the carrying amounts of the Company's Asset Retirement Obligations ("ARO") included in Other liabilities above are as follows (in millions):

	December 31,
	2024	2023
Carrying value, beginning of year	$1.9	$1.7
Accretion expense	0.2	0.2
Revisions in estimated cash flows	(0.2)	—
Carrying value, end of year	$1.9	$1.9

The AROs relate to Spectrum’s tower leases and related tower assets, which are removable and can be retired or redeployed elsewhere. The Company’s obligations represent the present value of future costs associated with the removal of certain assets imposed by the existing tower lease agreements.

As of December 31, 2024, there was $0.7 million of non-current accrued interest included in Other liabilities. As of December 31, 2023, there was $14.9 million of non-current accrued interest and $15.9 million of exit fees payable included in Other liabilities. Refer to Note 11. Debt Obligations for additional information on the exit fees.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	December 31,
Infrastructure	2024	2023
PRIME minus 0.75% Line of Credit due 2025	$45.0	$100.0
3.25% Term Loan due 2026	74.6	91.4
PRIME minus 0.75% Term Loan due 2026	24.5	—
4.00% Note due 2024	—	5.0
Obligations under finance leases	0.6	2.4
Total Infrastructure	$144.7	$198.8

Spectrum
8.50% Note due 2025	$19.3	$19.3
11.45% Notes due 2025	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Notes due 2025	$24.0	17.4
Total Life Sciences	$24.0	$17.4

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	48.9	51.8
SOFR plus 5.75% Line of Credit due 2025	20.0	20.0
CGIC Unsecured Note due 2026	31.0	35.1
Total Non-Operating Corporate	$429.9	$436.9

Total outstanding principal	$668.3	$722.8
Unamortized issuance discount, issuance premium, and deferred financing costs	(5.5)	(13.0)
Less: current portion of debt obligations	(162.2)	(30.5)
Debt obligations, net of current portion	$500.6	$679.3

As of December 31, 2024, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2025(1)(2)	$0.3	$238.7	$239.0
2026	0.2	508.4	508.6
2027	0.1	—	0.1
Total minimum principal and interest payments	0.6	747.1	747.7
Less: Amount representing interest (1)(2)	—	(79.4)	(79.4)
Total aggregate finance lease and debt payments	$0.6	$667.7	$668.3
(1) Excludes exit fees for Spectrum and R2 Technologies.
(2) Excludes additional estimated interest payments of $0.4 million resulting from the extension subsequent to year end of the Non-Operating Corporate SOFR plus 5.75% Line of Credit from May 16, 2025, to August 1, 2025, and excludes additional estimated interest due of $2.9 million resulting from the extension subsequent to year end of the R2 Technologies 20.0% Note with Lancer Capital from December 31, 2024, to August 1, 2025.

The interest rates on finance leases ranged from approximately 3.0% to 6.8%.

Infrastructure

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a prime rate minus a spread with an interest rate floor of 4.25%. The Revolving Line with UMB matures on August 15, 2025. The outstanding balance was $45.0 million and $100.0 million, as of December 31, 2024 and 2023, respectively, and availability for revolving loans was $89.9 million and $34.9 million as of December 31, 2024 and 2023, respectively. Interest is paid monthly and the effective interest rate on the Revolving Line with UMB was 6.98% and 8.33% as of December 31, 2024 and 2023, respectively. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line.

DBMG also has a $74.6 million 3.25% term loan due 2026 (the "3.25% UMB Term Loan"), which expires May 31, 2026, and bears interest, which is paid monthly, at an annual rate of 3.25% with an effective interest rate of 3.3%.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement, which added an incremental separate term loan of $25.0 million to the existing credit facility ("PRIME minus 0.75% Term Loan due 2026"), with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial 3.25% UMB Term Loan. Principal payments and interest are paid monthly.

The UMB term loans and Revolving Line with UMB associated with the Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in their agreements.

The 4.00% note matured on March 31, 2024, and was fully redeemed on April 2, 2024. Refer to Note 17. Related Parties for additional information.

DBMG is in compliance with its debt covenants as of December 31, 2024.

Spectrum

The maturity date of Spectrum's 8.50% and 11.45% Notes is August 15, 2025, as amended in November 2023. As a result of amendments to extend the maturity date during the year ended December 31, 2023, additional exit fees of $8.3 million were incurred. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability for the total exit fees of $15.9 million is reflected within Accrued Liabilities in the Consolidated Balance Sheet as of December 31, 2024, and within Other Liabilities (non-current) in the Consolidated Balance Sheet as of December 31, 2023. Interest is capitalized and payable upon maturity of the notes, of which there was $20.5 million and $12.9 million of accrued but unpaid interest as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the weighted-average effective interest rate on the notes, as amended, was 22.8% per annum.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE entered into a related side letter with the lenders, whereby INNOVATE agreed to utilize proceeds from a sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $2.0 million is payable for payments made after November 9, 2024, and in exchange for the additional $2.0 million fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV America. The lenders hold warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc which can be exercised at any time until August 2027 at an exercise price of $0.01 per share.

Life Sciences

During the year ended December 31, 2023, R2 Technologies closed on $6.6 million of additional notes from Lancer Capital, including $1.3 million of unpaid accrued interest which was capitalized into the principal balance, increasing the aggregate outstanding principal to $17.4 million as of December 31, 2023. The interest rate on the outstanding principal balance also increased to 20% per annum during 2023. The notes expired on January 31, 2024, and, effective January 31, 2024, a new 20% note with an aggregate original principal amount of $20.0 million was issued, which was comprised of all prior outstanding principal amounts and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. The 20% $20.0 million note also included an exit fee, which would be 10.5% of the principal amount being repaid as of April 30, 2024. As a result of the addition of the exit fee effective January 31, 2024, the transaction was determined to be an extinguishment of debt under ASC 470-50, Debt - Modifications and Extinguishments, and the exit fee payable to the existing lender of $2.2 million was included as a loss on debt extinguishment within Other income, net in the Consolidated Statement of Operations.

The original maturity date of the 20% $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Effective May 17, 2024, the maturity date of the note was extended to December 31, 2024, and the exit fees were amended. The May 17, 2024, amendment was determined to be a modification of debt under ASC 470-50, Debt - Modifications and Extinguishments, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the increases in exit fees are being amortized using the effective interest method.

The exit fee, as amended, and as of December 31, 2024, was equal to 11.90% of the principal amount being repaid. Effective July 31, 2024, an additional exit fee of $1.0 million was incurred under the amendment, which increased by $1.0 million each month until the end of November 2024. As of December 31, 2024, total exit fees payable were $7.9 million. The exit fees were amortized over the term of the note using the effective interest rate method and are included in interest expense.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Subsequent to year end, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025. In addition, the exit fee continues to increase by 0.17% each month until maturity and an additional exit fee of $1.0 million was incurred under the amendment, which also continues to increase by $1.0 million each month until maturity. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. A new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date.

Interest on the note, as amended, is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. Interest expense, including amortization of all exit fees, related to the note(s) with Lancer Capital was $9.8 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, in accordance with the 20% note agreement, additional unpaid cash interest due of $4.0 million was capitalized into the principal balance. As of December 31, 2024, the total outstanding amount relating to the note was $31.9 million, inclusive of $24.0 million of principal and capitalized interest, which total is included within Current portion of debt obligations in the Consolidated Balance Sheet, and $7.9 million in total accrued exit fees which are included within Accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2023, accrued interest, which had not yet been capitalized into the principal balance, was $2.4 million, and was included within Accrued liabilities in the Consolidated Balance Sheet. As of December 31, 2024 and 2023, the effective interest rate on the notes, as amended, was 57.8% and 20.0%, respectively.

Non-Operating Corporate

2026 Senior Secured Notes

The Company has $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"), which were issued in 2021 at 100% of par. The 2026 Senior Secured Notes have a stated annual interest rate of 8.50% and have an effective interest rate of 9.3%, which reflects $10.8 million of deferred financing fees, including underwriting fees. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $30.4 million and $30.1 million, respectively, for the years ended December 31, 2024 and 2023, respectively.

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

During the year ended December 31, 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which is inclusive of accrued interest of $0.1 million, and recognized a $1.9 million gain on debt repurchase within Other income, net in the Consolidated Statement of Operations. As of December 31, 2024, the 2026 Convertible Notes held by third parties had a net carrying value of $52.3 million inclusive of an unamortized premium of $3.8 million and unamortized deferred financing costs of $0.4 million. As of December 31, 2023, the 2026 Convertible Notes had a net carrying value of $57.3 million inclusive of an unamortized premium of $6.0 million and unamortized deferred financing costs of $0.5 million.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $1.7 million and $1.9 million, for the years ended December 31, 2024 and 2023, respectively.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of our common stock, which is equivalent to a conversion price of approximately $42.31 per share, both as adjusted for the 2024 Reverse Stock Split and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock of $4.94 on December 31, 2024, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both December 31, 2024 and 2023, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on May 6, 2024, was May 16, 2025. Subsequent to year end, on March 6, 2025, the maturity date of the Revolving Line of Credit was extended to August 1, 2025, with all other terms substantially unchanged. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of December 31, 2024 and 2023, the effective interest rate on the Revolving Line of Credit, as amended, was 10.6% and 11.3%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for a prepayment if net cash proceeds from certain asset sales in excess of $10.0 million are received. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes.

CGIC Unsecured Note Due 2026

On May 9, 2023, in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), the Company issued a subordinated unsecured promissory note to Continental General Insurance Company ("CGIC") in the principal amount of $35.1 million (the "CGIC Unsecured Note"). Refer to Note 16. Equity and Temporary Equity for additional information. The CGIC Note, which is due February 28, 2026, bore interest at 9.0% per annum through May 8, 2024, bears interest at 16.0% per annum from May 9, 2024, to May 8, 2025, and 32.0% per annum thereafter. As of December 31, 2024 and 2023, the effective interest rate on the note, as adjusted, was 17.5%, and 18.1%, respectively. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. As a result of the closing of the Rights Offering on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association.

For the years ended December 31, 2024 and 2023, interest expense recognized relating to the CGIC Unsecured Note was $5.7 million and $4.1 million, respectively, and cash paid for interest to CGIC was $4.6 million and $1.8 million, respectively. Accrued interest related to the CGIC notes was $3.4 million and $2.0 million as of December 31, 2024 and 2023, respectively.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Secured Indenture permits the Company, under specified circumstances, to incur additional debt in the future that could equally and ratably share in the collateral. The amount of such debt is limited by the covenants contained in the Secured Indenture.

Restricted Payments. The Secured Indenture contains specific covenants which restrict the Company's ability and the ability of its restricted subsidiaries (as defined in the Secured Indenture) to incur certain additional indebtedness; make certain dividends, distributions, investments and other restricted payments; repay certain debt; sell certain assets; or enter into certain transactions with affiliates. These covenants are subject to a number of exceptions and qualifications. At December 31, 2024, the Company was in compliance with all covenants contained in the 2026 Senior Secured Notes.

Events of Default. The Secured Indenture contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes to become immediately due and payable.

2026 Convertible Notes Terms and Conditions

Maturity. The 2026 Convertible Notes mature on August 1, 2026, unless earlier converted, redeemed or purchased.

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

Conversion Rights. The 2026 Convertible Notes are convertible into shares of the Company’s common stock based on a conversion rate of 23.6327 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of approximately $42.31 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1,000 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the Convertible Indenture) or the Company’s delivery of a notice of redemption for the 2026 Convertible Notes, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2026 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. However, to comply with certain listing standards of the NYSE, the Company will settle in cash its obligation to increase the conversion rate in connection with a Make-Whole Fundamental Change or redemption until it has obtained the requisite stockholder approval.

Events of Default. The Convertible Indenture contains customary events of default which could, subject to certain conditions, cause the 2026 Convertible Notes to become immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants contained in the 2026 Convertible Notes.

Revolving Credit Agreement

Lender. MSD PCOF Partners IX, LLC

Maturity. The maturity date of the Revolving Line of Credit, as amended on May 6, 2024, was May 16, 2025. Subsequent to year end, on March 6, 2025, the maturity date of the Revolving Line of Credit was extended to August 1, 2025, with all other terms substantially unchanged.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

2026 Unsecured CGIC Note:

Maturity. The 2026 Unsecured CGIC Note matures on February 28, 2026.

Interest. The 2026 Unsecured CGIC Notes accrued interest at a rate 9% per year through May 8, 2024, and accrues at 16% per year from May 9, 2024 to May 8, 2025, and 32% per year thereafter. Interest on the 2026 Convertible Notes is paid monthly, on the last day of each month or next succeeding business day.

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

The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the proceeds from certain equity sales.

Events of Default. The note contains customary events of default and contains cross-default provisions with the Company's Unsecured Indenture and Senior Debt which could, subject to certain conditions, cause the note to become immediately due and payable.

INNOVATE is in compliance with its debt covenants as of December 31, 2024.

12. Income Taxes

The income tax expense (benefit) for income taxes for the years indicated were as follows (in millions):

	Year Ended December 31,
	2024	2023
Current tax expense
Federal	$0.6	$—
State	4.5	4.5
Foreign	0.7	5.3
Net current tax expense	$5.8	$9.8
Deferred tax expense (benefit)
Federal	$0.2	$0.3
State	—	0.2
Foreign	0.3	(5.8)
Net deferred tax expense (benefit)	$0.5	$(5.3)

Income tax expense	$6.3	$4.5

The US and foreign components of income (loss) from continuing operations before income taxes for the years indicated were as follows (in millions):

	Year Ended December 31,
	2024	2023
US	$(36.1)	$(46.9)
Foreign	2.7	12.5
Loss from continuing operations before income taxes	$(33.4)	$(34.4)

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the years indicated, the income tax expense differed from the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes due to the following items (in millions):

	Year Ended December 31,
	2024	2023
Tax (benefit) at federal statutory rate	$(7.0)	$(7.2)
State tax, net of federal benefit	(1.3)	1.4
Non-deductible meals and entertainment	0.5	0.6
Executive and stock compensation	2.1	0.3
Increase (decrease) in valuation allowance	19.8	8.9
Tax rate changes	(4.9)	1.2
Return to provision	(3.8)	0.6
Foreign withholding tax expense	—	4.4
Gain on sale of investment	—	0.5
Outside basis differences	—	(6.9)
Other	0.9	0.7
Income tax expense	$6.3	$4.5

Income tax expense of $6.3 million for the year ended December 31, 2024, primarily relates to the tax expense for taxpaying entities, for which there was an increase in current federal tax expense due to INNOVATE's U.S. consolidated group utilizing its remaining unlimited NOLs in 2024 and due to the Tax Cuts and Jobs Act's 80% limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as the Company does not believe it is more-likely-than not that the losses will be utilized prior to expiration.

Income tax expense of $4.5 million for the year ended December 31, 2023, primarily relates to the tax expense for taxpaying entities and includes a $1.1 million net tax benefit, consisting of a current tax expense of $4.4 million related to a foreign withholding tax payment and a deferred tax benefit of $5.5 million related to the reversal of the deferred tax liability associated with the $11.3 million HMN put option agreement and the expected foreign withholding taxes on the book over tax outside basis difference in the investment, both of which were related to the sale of New Saxon's 19% investment in HMN on March 6, 2023. Additionally, the tax benefits associated with losses generated by the INNOVATE Corp. U.S. tax consolidated group and certain other businesses have been reduced by a full valuation allowance as the Company does not believe it is more-likely-than not that the losses will be utilized prior to expiration.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances as of the years indicated were comprised of the following (in millions):

	December 31,
	2024	2023
Net operating loss carryforwards	$79.2	$74.7
Basis difference in fixed assets	0.4	0.3
Deferred compensation	8.1	7.4
Sec. 163(j) carryforward	68.3	59.6
Lease liability	15.7	18.5
Investment in partnership	10.8	9.9
Other deferred tax assets	8.1	7.2
Total deferred tax assets	190.6	177.6
Valuation allowance	(128.9)	(110.7)
Total net deferred tax assets	$61.7	$66.9

Basis difference in fixed assets	(16.4)	(19.5)
Right-of-use assets	(15.0)	(17.3)
Basis difference in intangibles	(30.4)	(30.4)
Lease termination	(1.5)	—
Other deferred tax liabilities	(1.2)	(1.8)
Total deferred tax liabilities	$(64.5)	$(69.0)

Net deferred tax liabilities	$(2.8)	$(2.1)

Net deferred tax asset per Consolidated Balance Sheet	$1.6	$2.0
Deferred tax liabilities per Consolidated Balance Sheet	4.4	4.1
Total net deferred tax liabilities	$(2.8)	$(2.1)

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

The Company establishes valuation allowances for deferred tax assets that, in its judgment are not more likely-than-not realizable. These judgments are based on projections of future income or loss and other positive and negative evidence by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact these projections. During each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate.

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the INNOVATE Corp. U.S. consolidated tax group (“the group”) for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2024, which provides negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized.

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

As of December 31, 2024, the Company has not recognized any deferred tax liabilities associated with undistributed earnings of its foreign subsidiaries, as these earnings are considered permanently reinvested. Determination of the amount of unrecognized deferred income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and withholding taxes payable in various foreign jurisdictions, which could potentially be offset by foreign tax credits.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Net Operating Losses

At December 31, 2024, the Company had gross U.S. net operating loss ("NOL") carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $174.3 million. The Company expects that approximately $117.7 million of the gross U.S. NOL carryforwards would be available to offset taxable income in 2025 and later periods. This estimate may change based on changes to actual results reported on the 2024 U.S. tax return. The amount of U.S. NOL carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the Internal Revenue Service ("IRS").

Due to U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. NOL carryforwards in the amount of $139.7 million, generated after 2017 have an indefinite carryforward period. U.S. NOL carryforwards, in the amount of $34.6 million, generated prior to 2018 will expire, if unused, by 2037.

Additionally, as of December 31, 2024, the Company had $149.4 million of gross U.S. NOL carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE U.S. consolidated income tax return, including $102.8 million from R2, $44.1 million from DTV America, and other entities of $2.5 million. Of the $149.4 million of gross U.S. NOL carryforwards, $113.3 million was generated after 2017 and will have an indefinite carryforward period; the remaining $36.1 million was generated prior to 2018 and will expire, if unused, by 2037.

Pursuant to the rules under Section 382, the Company concluded that it underwent an ownership change on May 29, 2014 and $46.1 million gross U.S. NOLs recorded in the consolidated financial statements are subject to an annual limitation under IRC Sec. 382 of approximately $2.3 million. On November 4, 2015, INNOVATE issued 8.5 million shares of its stock in a primary offering. The Company believes the issuance resulted in a Section 382 ownership change and $31.7 million gross U.S. NOLs recorded in the consolidated financial statements are subject to IRC Sec. 382.

The purchase of GrayWolf on November 30, 2018 triggered a Section 382 ownership change. $57.1 million of gross U.S. NOLs acquired are subject to an annual limitation between $3.0 million and $4.0 million for the first five years beginning in 2019 and $1.1 million afterwards. $25.4 million of the GrayWolf U.S. NOLs subject to Section 382 were generated in 2018, and, therefore, they do not expire.

Additionally, the Company has $11.4 million of acquired U.S. NOLs from DTV America, which is subject to an annual limitation under Section 382 of the Internal Revenue Code.

As of December 31, 2024, the Company had foreign operating loss carryforwards of approximately $0.8 million.

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

The Company did not have any unrecognized tax benefits as of December 31, 2024 and 2023, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

Below is a tabular reconciliation of the total amount of unrecognized tax benefits as of the years indicated (in millions):

	Year Ended December 31,
	2024	2023
Uncertain tax benefits - January 1	$17.6	$17.6
Gross decreases - Tax positions in prior year	—	—
Uncertain tax benefits - December 31	$17.6	$17.6

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13. Commitments and Contingencies

Unrecorded future minimum purchase commitments as of December 31, 2024, were as follows (in millions):

2025	$117.9
Thereafter	—
Total commitments	$117.9

The Company’s future minimum purchase commitments are primarily for materials and subcontractor costs to be used in its construction projects. The amounts are fixed and determinable and do not include variable components.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Consolidated Financial Statements. Such legal matters may include, but is not limited to, actions or claims relating to sensitive data, including proprietary business information and intellectual property, personally identifiable information of employees and contractors, cyber-attacks, data breaches and non-compliance with contractual or other legal obligations. Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class-action lawsuits, government investigations and regulatory proceedings can be costly to defend and, depending on the class size and claims, could be costly to settle. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Consolidated Financial Statements. The Company records a liability in its Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated as well as any legal costs incurred related to the litigation. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's Consolidated Financial Statements. Any legal or other expenses associated with the litigation are accrued for as the expenses are incurred. The Company maintains liability insurance that insures it against workers’ compensation, personal and bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability. There can be no assurance that the liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

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

DTV Derivative Litigation

On March 15, 2021, holders of DTV stock and options filed a stockholder class action and derivative complaint in the Delaware Court of Chancery in an action styled Bocock, et al., v. HC2 Holdings, Inc. et al., C.A. No. 2021-0224 (Del. Ch.). Plaintiffs asserted claims for breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, and waste against, among others, INNOVATE (f/k/a HC2 Holdings, Inc.), certain of INNOVATE’s subsidiaries, and certain current and former DTV officers and directors in connection with certain sales and purchases of broadcast stations and licenses. Defendants moved to dismiss the complaint in its entirety.

On October 28, 2022, the Court issued a Memorandum Opinion granting in part and denying in part Defendants’ motions to dismiss. On February 14, 2024, the plaintiffs amended their complaint to further narrow their claims.

On July 22, 2024, the parties reached an agreement in principle to settle the litigation for $125,000. The parties have submitted the settlement for Court approval, which is pending.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Marin General Hospital Replacement Litigation

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

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of December 31, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $183.9 million. As of December 31, 2023, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $360.8 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains all cash and cash equivalents at accredited financial institutions, in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company held $5.5 million and $6.3 million of cash and restricted cash in foreign accounts as of December 31, 2024 and 2023, respectively, none of which is covered by the Federal Deposit Insurance Corporation ("FDIC"). The Company attempts to minimize the risks related to cash and cash equivalents by investing in a range of financial instruments as defined by the Company. Concentrations of credit risk with respect to accounts receivable are limited by the large number of customers comprising the Company's customer base and their geographic and business dispersion. In addition, concentrations of credit risk at DBM with respect to receivables are limited as the Company’s customers tend to be larger general contractors and subcontractors on adequately funded projects and the Company has certain lien rights. The Company performs ongoing credit evaluations of the customers' financial condition and generally does not require collateral to support customer receivables.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company's revenue and accounts receivable concentrations of 10% and greater were as follows:

		Year Ended December 31,
		2024		2023
	Segment	Revenue	Accounts Receivable	Revenue	Accounts Receivable
Customer A	Infrastructure	14.4%	*	29.2%	30.0%
Customer B	Infrastructure	10.3%	*	*	*
Customer C	Infrastructure	*	*	11.4%	*
Customer D	Infrastructure	*	*	*	11.5%
Customer E	Infrastructure	*	10.3%	*	*
*Less than 10% concentration

14. Employee Retirement Plans

401(k) Plans

The Company and various subsidiaries maintain 401(k) retirement savings plans which cover eligible employees, including for certain, union steelworkers, and permit participants to contribute to the plans, subject to Internal Revenue Code restrictions and which feature matching contributions of various percentages of the first 3% to 5% of employee annual salary contributions, depending on the subsidiary. The Company made aggregate matching contributions of $2.8 million for the year ended December 31, 2024, of which $1.1 million was reflected as a component of Cost of revenue in the Consolidated Statements of Operations, and $1.7 million was reflected as a component of Selling, general and administrative in the Consolidated Statements of Operations. The Company made aggregate matching contributions of $3.3 million for the year ended December 31, 2023, of which $1.5 million was reflected as a component of Cost of revenue in the Consolidated Statements of Operations, and $1.8 million was reflected as a component of Selling, general and administrative in the Consolidated Statements of Operations.

Multi-Employer Plans

Certain of the Company's Infrastructure segment workforce are subject to collective bargaining agreements. The Company contributes to union-sponsored, multi-employer pension plans. Contributions are made in accordance with negotiated labor contracts. The passage of the Multi-Employer Pension Plan Amendments Act of 1980 ("the Act") may, under certain circumstances, cause the Company to become subject to liabilities in excess of contributions made under collective bargaining agreements. Generally, liabilities are contingent upon termination, withdrawal, or partial withdrawal from the plans. Under the Act, liabilities would be based upon the Company's proportionate share of each plan's unfunded vested benefits.

The Company made contributions to various multi-employer pension plans totaling $9.8 million and $17.3 million during the years ended December 31, 2024 and 2023, respectively, which was reflected as a component of Cost of revenue in the Consolidated Statements of Operations. As of December 31, 2024, approximately 8.3% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2024, most of the Infrastructure segment's collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

On September 30, 2024, the Board of Directors adopted, subject to stockholder approval, an amendment to the Second A&R 2014 Plan to increase the number of shares of the Company's common stock, par value $0.001 per share, available for issuance thereunder to 1,300,000 (the “Plan Amendment”). Prior to the adoption by the Board of Directors, there were a total of 101,943 shares of common stock available for future award under the "Second A&R 2014 Plan. The Plan Amendment was approved by holders of a majority in voting power on October 4, 2024, by written consent in lieu of a special meeting, and was effective as of October 29, 2024. As of December 31, 2024, 463,763 shares for awards remain available for issuance under the Second A&R 2014 Plan, as amended.

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $3.4 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively, which is reflected as a component of Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity (as adjusted for the Reverse Stock Split) is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested - December 31, 2022	114,180	$25.60
Granted	50,696	$25.70
Vested	(102,304)	$23.20
Unvested - December 31, 2023	62,572	$29.48
Granted	367,681	$6.15
Vested	(135,590)	$12.64
Unvested - December 31, 2024	294,663	$8.12

The aggregate vesting date fair value of the restricted stock and restricted stock units which vested during the years ended December 31, 2024 and 2023, was $0.9 million and $1.9 million, respectively. As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested restricted stock and restricted stock units was $1.4 million and is expected to be recognized over the remaining weighted-average period of 1.0 year.

Stock Options

A summary of INNOVATE’s stock option activity (as adjusted for the Reverse Stock Split) is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding - December 31, 2022	499,515	$50.20
Expired	(35,233)	$31.20
Outstanding and exercisable- December 31, 2023	464,282	$51.68
Granted	200,000	$14.61
Expired	(446,549)	$52.02
Outstanding - December 31, 2024	217,733	$16.94
Exercisable - December 31, 2024	117,733	$27.74

As of December 31, 2024, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 7.9 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of December 31, 2024, there were 100,000 unvested stock options and $0.4 million of unrecognized stock-based compensation expense related to unvested stock options and is expected to be recognized over the remaining period of 0.7 years.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Interim CEO Equity Awards

On October 29, 2024, when the Plan Amendment became effective, the following awards which were previously awarded to the Company's Interim Chief Executive Officer ("Interim CEO"), that were subject to stockholder approval of the Plan Amendment to increase the number of shares of common stock available thereunder to satisfy the settlement of the grant, became effective: (i) 95,322 of restricted stock unit awards ("RSUs"), which were awarded on October 11, 2023; (ii) 100,000 option awards with a strike price of $25.00 (as retroactively adjusted for the Reverse Stock Split in 2024) and an expiration date of September 15, 2033, which were awarded on September 15, 2023; (iii) 142,857 of RSUs, which were awarded on August 19, 2024; and (iv) 100,000 option awards with a strike price of $4.22 and an expiration date of September 15, 2034, which were awarded on September 15, 2024.

The fair value of each option award was determined on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

Year Ended December 31, 2024
Stock price at date of grant	$6.27
Expected term	5.1 years - 5.6 years
Risk-free interest rate	4.1%
Expected volatility	80.9% - 82.7%
Expected dividend yield	—%
Grant date fair value per option	$2.67 - $4.75

The expected option term of the Company's "plain vanilla" stock options granted reflect the application of the simplified method, as prescribed by Staff Accounting Bulletin Topic 14. The simplified method was used as the Company does not believe it has sufficient historical exercise data to provide a reasonable basis for the expected term of its stock option grants. The simplified method will be used until such time as the Company has stock option exercise experience in which to reasonably determine the expected life. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Volatility and expected dividend yield are calculated using INNOVATE's historical volatility and dividend history.

16. Equity and Temporary Equity

Authorized Share Capital

The Company held its annual meeting of stockholders on June 18, 2024, where the Company’s stockholders approved an increase in the authorized number of common shares from 160,000,000 to 250,000,000.

Reverse Stock Split

On August 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”) following stockholder approval. The Reverse Stock Split became effective at 5:00 p.m. Eastern Standard Time. The Reverse Stock Split was implemented for the primary purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NYSE. As a result of the Reverse Stock Split, every ten shares of the Company’s common stock issued and outstanding were automatically reclassified and changed into one new share of the Company’s common stock, with whole shares issued for fractional shares. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and conversion of the Company’s outstanding convertible securities. The common stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split did not change the $0.001 par value per share of the common stock or the authorized number of shares of common stock or preferred stock. As a result of the Reverse Stock Split, the number of outstanding common shares was reduced from 130,529,931 to 13,166,057, inclusive of an additional 113,064 incremental whole shares issued for fractional shares. Unless noted, all share and per share amounts of common stock, options and restricted stock and any associated debt or preferred stock conversion rates contained in the historical periods presented within these Consolidated Financial Statements have been retroactively adjusted to reflect the one-for-ten Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a $19.0 million rights offering ("Rights Offering") for its common stock. Pursuant to the Rights Offering, the Company distributed to each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), transferable subscription rights to purchase 2.86 shares (0.2858 shares on a pre Reverse Stock Split basis) of the Company’s common stock at a price of $7.00 per whole share ($0.70 per whole share on a pre Reverse Stock Split basis).

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Per the concurrent investment agreement entered into with Lancer Capital (the "Investment Agreement"), the Rights Offering was backstopped by Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. Due to limitations on the common stock that can be issued to Lancer Capital under the rules of the NYSE, in lieu of exercising its subscription rights, pursuant to the Investment Agreement, Lancer Capital would purchase up to $19.0 million of the Company’s newly issued Series C Non-Voting Participating Convertible Preferred Stock (the “Series C Preferred Stock”), for an issue price of $1,000 per share. In connection with the backstop commitment, and as a result of limitations in the amount common equity that can be raised under the Company’s effective shelf registration statement on Form S-3, Lancer Capital also agreed to purchase an additional $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement") which was to close concurrently with the settlement of the Rights Offering. Lancer Capital did not receive any compensation or other consideration for entering into or consummating the Investment Agreement.

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

Under the rules of the NYSE, because the shares purchased by Lancer Capital were greater than 20% of the Company's common stock outstanding before the issuance of the Series C Preferred Stock, those shares of Series C Preferred Stock were not allowed to be converted until stockholder approval of such issuance was obtained. On June 18, 2024, the Company held its annual shareholder meeting where Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock (44,693,895 shares of common stock on a pre Reverse Stock Split basis). See "Series C Preferred Stock" below for additional information.

The Company waived its Tax Benefits Preservation Plan to permit persons exercising rights to acquire 4.9% or more of the outstanding common stock upon the exercise thereof without becoming an Acquiring Person (as defined in the Tax Benefits Preservation Plan).

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2024	2023
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Series C Preferred Stock

On March 5, 2024, the Company's Board of Directors approved a Certificate of Designation for 35,000 Series C Preferred Stock. The certificate of designation authorized the existing 20,000,000 shares of preferred stock, par value $0.001 to apply to this series. On March 28, 2024, the Company amended its amended and restated certificate of incorporation by filing the Certificate of Designations of the Series C Preferred Stock with the Secretary of State of the State of Delaware.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On March 28, 2024, INNOVATE issued and sold 25,000 shares of its Series C Preferred Stock, par value $0.001 per share for the aggregate purchase price of $25.0 million to Lancer Capital. On April 24, 2024, INNOVATE issued and sold an additional approximately 6,286 shares of its Series C Preferred Stock for the aggregate purchase price of $6.3 million to Lancer Capital. The Series C Preferred Stock became convertible upon the approval of shareholders during the annual shareholder meeting held on June 18, 2024, and consequently the approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted at their conversion price of $7.00 ($0.70 on a pre Reverse Stock Split basis) into 4,469,390 shares of INNOVATE's common stock (44,693,895 on a pre Reverse Stock Split basis).

Prior to the conversion, holders of the Series C Preferred Stock were entitled to receive dividends anytime the Company declared a dividend on its common stock (excluding dividends consisting in whole or in part of common stock). The dividend amount would be based on the number of shares (including fractions) of common stock into which the shares of Series C Preferred Stock were convertible on the applicable record date multiplied by the dividend per share declared on the Company's common stock. As of December 31, 2024, there were no Series C Preferred Stock outstanding. On September 30, 2024, the Company filed a Certificate of Elimination to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Second Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to its Series C Preferred Stock, no shares of which were then issued and outstanding.

Series A-3 and Series A-4 Shares

Issuance and Conversion. On July 1, 2021 (the "Exchange Date") as a part of the sale of Continental Insurance Group ("CIG"), INNOVATE entered into an exchange agreement (the "Exchange Agreement") with CGIC, also a former subsidiary, which held the remaining shares of the Company's previous Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Company's former Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 mature on July 1, 2026.

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 have been classified as temporary equity in the Company's Consolidated Balance Sheet, with a combined redemption value of $16.1 million and with a current fair value of $16.4 million as of December 31, 2024, which is inclusive of the $0.3 million accrued dividend payable on January 15, 2025. On September 30, 2024, the Company filed a Certificate of Elimination to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Second Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to its Series A Preferred Stock and Series A-2 Preferred Stock, no shares of which were then issued and outstanding.

Dividends. The Series A-3 and Series A-4 Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued values of the Series A-3 and Series A-4 Preferred Stock accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted-average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends. The Series A-3 and Series A-4 Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of shares of Company's common stock on an as-converted basis.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. Each share of Series A-3 was initially convertible at an accrued value of $1,000 per share divided by a conversion price of $4.25 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 was initially convertible at an accrued value of $1,000 per share divided by a conversion price of $8.25 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices” and unadjusted for the Reverse Stock Split). The Conversion Prices are subject to adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted-average basis). Actual conversion prices at the time of the exchange in 2021 were $3.52 for the Series A and $5.33 for the Series A-2 (on a pre Reverse Stock Split basis). As a result of the Rights Offering and Concurrent Private Placement, and due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, as of April 24, 2024, the conversion price of the Series A-3 Preferred Stock was adjusted to $2.38 (on a pre Reverse Stock Split basis) and the conversion price of the Series A-4 Preferred Stock was adjusted to $3.47 (on a pre Reverse Stock Split basis). As a result of the Reverse Stock Split, the conversion prices were further adjusted, and as of August 8, 2024, the conversion price of the Series A-3 Preferred Stock was adjusted to $23.63, and the conversion price of the Series A-4 Preferred Stock was adjusted to $34.40.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2023, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 174,070 (1,740,700 on a pre Reverse Stock Split basis) and 187,554 (1,875,533 on a pre Reverse Stock Split basis) shares, respectively of INNOVATE's common stock. As a result of the Rights Offering and Concurrent Private Placement in 2024, and due to the anti-dilution provisions contained in the terms of the Series A-3 Preferred Stock and Series A-4 Preferred Stock, the conversion prices were adjusted, and as of April 24, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 256,986 (2,569,858 on a pre Reverse Stock Split basis) and 288,177 (2,881,761 on a pre Reverse Stock Split basis) shares, respectively, of INNOVATE's common stock. As of December 31, 2024, subsequent to the Reverse Stock Split, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 259,212 and 290,672 shares, respectively, of INNOVATE's common stock.

Series A-3 and Series A-4 Preferred Share Dividends

During the years ended December 31, 2024 and 2023, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock, as presented in the following tables (in millions):

2024
Declaration Date and Holders of Record Date	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Payment Date	April 15, 2024	July 15, 2024	October 15, 2024	January 15, 2025
Total Dividend	$0.3	$0.3	$0.3	$0.3

2023
Declaration Date and Holders of Record Date	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Payment Date	April 17, 2023	July 14, 2023	October 13, 2023	January 15, 2024
Total Dividend	$0.3	$0.3	$0.3	$0.3

DBMGi Series A Preferred Stock

Issuance. On November 30, 2018, CGIC purchased 40,000 shares of DBMGi Series A Preferred Stock, which was then eliminated in consolidation. DBM Global Intermediate Holdco Inc. ("DBMGi") is 100% owned by INNOVATE and owns 91.2% of DBMG. On July 1, 2021, as a part of the sale of CGIC, which resulted in the deconsolidation of the entity, the Company was deemed to have issued $40.9 million of DBMGi Series A Preferred Stock to the then deconsolidated CGIC. Upon the deemed issuance of the DBMGi Series A Preferred Stock on July 1, 2021, the DBMGi Series A Preferred Stock was classified as temporary equity in the Company's Consolidated Balance Sheet. There are 500,000 shares with a par value of $0.001 each authorized for issuance. Subsequent to the issuance of the DBMGi Series A Preferred Stock, 1,820.25 shares were issued as payment in kind for dividends, resulting in a total of 41,820.25 shares of DBMGi's Series A Preferred Stock outstanding.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the year ended December 31, 2023, DBMGi's Board of Directors declared dividends with respect to DBMGi’s issued and outstanding DBMGi Series A Preferred Stock. The dividend paid on April 17, 2023, was paid in cash and no dividends were subsequently declared; however, in connection with the Stock Purchase Agreement entered into with CGIC on May 9, 2023, an equivalent amount of the dividends that had accrued through May 8, 2023, was paid to CGIC on May 9, 2023, as part of the purchase price: $0.1 million was paid in cash and $0.3 million was included in the principal amount of the new unsecured note that was issued on May 9, 2023. The dividend that accrued for the remaining portion of that period was eliminated on consolidation subsequent to the purchase. The declared dividends and equivalent amounts paid during the year ended December 31, 2023, are presented in the following table (in millions):

Declaration Date and Holders of Record Date	March 31, 2023	May 9, 2023
Payment Date	April 17, 2023	May 9, 2023
Total Dividend	$0.9	$0.4

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock as well as convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of December 31, 2024 and 2023, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

On June 20, 2024, Pansend closed on a new Series D Preferred Stock ("Series D") investment in R2 Technologies. As part of the transaction, R2 Technologies converted its intercompany notes and accrued interest with Pansend, together with an additional cash investment from Pansend, into new Series D convertible participating preferred stock, for a total new additional investment of $21.3 million, which is also eliminated on consolidation and increased Pansend's ownership in R2 Technologies to 81.4% as compared to 56.8% prior to the transaction. Pansend's ownership in R2 Technologies was 81.4% and 56.6%, as of December 31, 2024 and 2023, respectively.

Subsequent to year end, on February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies, which is convertible, together with any accrued interest at the time of conversion, into new Series E Convertible Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control, as defined in the agreement. The transaction is eliminated on consolidation.

As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $0.5 million and negative $1.0 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had negative $4.9 million and negative $10.5 million, respectively, of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Consolidated Balance Sheets.

Liquidation Preference

R2 Technologies has issued multiple A, B, C and D-series, and, in the future potentially E-series, participating convertible preferred stock (the "R2 Technologies Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A, series C, series D and series E (upon conversion of the aforementioned $3.5 million note that is convertible into Series E) R2 Technologies Preferred Shares to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Series B R2 Technologies Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC, was $143.5 million and $112.3 million as of December 31, 2024 and 2023, respectively, of which $51.8 million and $48.0 million as of December 31, 2024 and 2023, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both December 31, 2024 and 2023, R2 Technologies had negative net assets after consideration of intercompany and third party debt, as applicable, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

Stockholders’ Rights Agreement - Tax Benefits Preservation Plan

On May 6, 2024, the Company terminated its Tax Benefits Preservation Plan entered into on April 1, 2023 (the “2023 Preservation Plan”) because the Company’s Board of Directors determined that the 2023 Preservation Plan was no longer necessary or desirable for the preservation of the Company’s ability to use its tax NOLs and other certain tax assets. In connection with the termination of the 2023 Preservation Plan, the Company has taken routine actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, and to delist the preferred stock purchase rights from the NYSE. These actions were administrative in nature and had no effect on the Company’s common stock, which will continue to be listed on the NYSE.

17. Related Parties

Non-Operating Corporate

During the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, an entity controlled by Avram A. Glazer, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a Concurrent Private Placement, of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded the equity advance of $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. As a result, Mr. Glazer's beneficial ownership increased from 29.1% as of March 5, 2024, immediately prior to the start of the Rights Offering, to 48.8% as of March 31, 2024. On April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased an additional approximately 6,286 shares of Series C Preferred Stock for $6.3 million, increasing Mr. Glazer's beneficial ownership to 52.1%. On June 18, 2024, the Company held its annual shareholder meeting where the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted into 4,469,390 shares of INNOVATE's common stock (44,693,895 on a pre Reverse Stock Split basis). Refer to Note 16. Equity and Temporary Equity for additional information. As of December 31, 2024, Mr. Glazer's beneficial ownership was 51.2%.

Lancer Capital held $2.0 million of principal amount of the Company's 7.50% 2026 Convertible Notes, as of both December 31, 2024 and 2023. As of December 31, 2024, the $2.0 million in 7.50% 2026 Convertible Notes are convertible into 47,265 shares of common stock of INNOVATE. Refer to Note 11. Debt Obligations for additional information on the 7.50% 2026 Convertible Notes. During both the years ended December 31, 2024 and 2023, Lancer Capital earned $150 thousand in interest relating to these notes.

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

In September 2018, the Company entered into a 75-month lease for office space which expired in December 2024. As part of the agreement, INNOVATE was able to pay a lower security deposit and lease payments and received favorable lease terms as consideration for landlord required cross default language in the event of default of the shared space leased by Harbinger Capital Partners, a company controlled by a former CEO of INNOVATE and formerly a related party, in the same building. With the adoption of ASC 842, Leases, as of January 1, 2019, this lease was recognized as a right-of-use asset and lease liability in the Consolidated Balance Sheets. As of December 31, 2024, there was no remaining lease liability or corresponding right-of-use asset.

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC in the principal amount of $35.1 million. CGIC is a former significant shareholder and is the shareholder of the Series A-3 Preferred Stock and Series A-4 Preferred Stock. As a result of the closing of the Rights Offering on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Refer to Note 11. Debt Obligations and Note 16. Equity and Temporary Equity for additional information.

Infrastructure

Banker Steel previously leased two planes from Banker Aviation, LLC, a former related party and entity that is owned by Donald Banker, who was the CEO of Banker Steel until December 2023. Both leases had been terminated by the fourth quarter of 2023. For the year ended December 31, 2023, DBMG incurred related lease expenses of $1.2 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

DBMG and Banker Steel, jointly and severally, had a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest, and jointly and severally also had a subordinated 8.0% note payable to Donald Banker's family trust, the latter of which was fully paid off in December 2023. The 4.0% note and associated accrued interest matured on March 31, 2024, and was fully redeemed on April 2, 2024. During the year ended December 31, 2024, DBMG made $5.0 million in scheduled principal payments on the 4.0% note. DBMG incurred aggregate interest expense related to these notes of $25 thousand and $1.5 million for the years ended December 31, 2024 and 2023, respectively. Accrued interest was $0.1 million as of December 31, 2023.

Life Sciences

As of December 31, 2024 and 2023, R2 Technologies had $24.0 million and $17.4 million, respectively, in principal amount of 20.0% senior secured promissory notes due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information and for a subsequent event related to the extension of the maturity date of the 20.0% senior secured promissory notes due to Lancer Capital.

For the years ended December 31, 2024 and 2023, R2 Technologies recognized $1.4 million and $0.7 million, respectively, of revenue from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2. There were $0.1 million of related receivables from this subsidiary of Huadong as of December 31, 2024, and there were no related receivables from this subsidiary of Huadong as of December 31, 2023.

Share-based compensation and royalty expenses related to Blossom Innovations, LLC, an investor of R2 Technologies since 2014, totaled $1.1 million and $0.3 million, for the years ended December 31, 2024 and 2023, respectively.

Refer to Note 6. Investments for transactions with equity method investees of the Company.

18. Operating Segments and Related Information

The Company currently has one primary reportable geographic segment - United States, and primarily all revenue is derived in the United States, and primarily all PP&E and intangible assets reside in the United States. The reportable segments are identified based on the nature of the services and products provided, the organizational structure, and the internal reporting system used by the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. The Company has three reportable operating segments, plus the Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues. Refer to Note 1. Organization and Business for additional information on the organizational structure of the business and Note 3. Revenue and Contracts in Process for additional information on the products and services offered by each segment.

The Chief Operating Decision Maker ("CODM") for the Company is the Interim CEO, Paul Voigt. The CODM is primarily responsible for allocating resources at all levels that do not require board approval. The CODM monitors the performance of each segment and is responsible for making strategic decisions regarding capital and resource allocation. The CODM uses a combination of monthly reports, which detail revenue and income (loss) from operations, and quarterly summaries, which include detailed breakdowns of each segment's income (loss) from operations, to evaluate segment performance, allocate resources and make strategic decisions. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. The primary GAAP metric used by the CODM in assessing segment performance is income (loss) from operations.

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

	Year Ended December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$1,071.6	$9.8	$25.7	$—	$—	$1,107.1
Cost of revenue	880.4	6.4	11.5	—	—	898.3
Selling, general and administrative expenses	123.1	17.1	7.3	12.7	—	160.2
Depreciation and amortization	12.0	0.4	5.1	0.1	—	17.6
Other operating (income) loss (1)	(9.6)	—	0.4	0.2	—	(9.0)
Income (loss) from operations	$65.7	$(14.1)	$1.4	$(13.0)	$—	$40.0
Other data:
Capital expenditures (2)	$17.6	$—	$1.4	$—	$—	$19.0
Investments (3)	$—	$1.8	$—	$1.8	$—	$3.6
Total assets	$683.6	$11.9	$178.9	$16.7	$—	$891.1
(1) Other operating income at our Infrastructure segment for the year ended December 31, 2024, related mainly to a gain on a lease modification and a net gain on the sale and disposal of various properties.
(2) Capital expenditures reflect cash expenditures.
(3) The Company's equity method investments in the Life Sciences segment totaled $0.9 million as of December 31, 2024.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31, 2023
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$1,397.2	$3.3	$22.5	$—	$—	$1,423.0
Cost of revenue	1,192.6	2.6	11.8	—	—	1,207.0
Selling, general and administrative expenses	126.0	15.2	9.0	15.8	2.0	168.0
Depreciation and amortization	14.4	0.5	5.2	0.1	—	20.2
Other operating (income) loss (1)	(0.2)	—	(0.1)	0.5	1.1	1.3
Income (loss) from operations	$64.4	$(15.0)	$(3.4)	$(16.4)	$(3.1)	$26.5
Other data:
Capital expenditures (2)	$16.6	$0.5	$1.0	$0.3	$—	$18.4
Investments (3)	$—	$1.8	$—	$—	$—	$1.8
Total assets	$851.4	$8.3	$176.6	$7.3	$—	$1,043.6
(1) Other operating loss for the year ended December 31, 2023, primarily consisted of a write-off of prepaid rent at the Other segment and an impairment of leasehold improvements at the Non-Operating Corporate segment for unutilized office space.
(2) Capital expenditures reflect cash expenditures.
(3) The Company's equity method investments in the Life Sciences segment totaled $0.9 million as of December 31, 2023.

	Year Ended December 31,
	2024	2023
Reconciliation of the consolidated segment income from operations to consolidated loss from operations before income taxes:
Income from operations	$40.0	$26.5
Interest expense	(74.5)	(68.2)
Loss from equity investees	(2.3)	(9.4)
Other income, net	3.4	16.7
Loss from operations before income taxes	$(33.4)	$(34.4)

19. Basic and Diluted Loss Per Common Share

Earnings (loss) per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards and Series C Preferred Stock that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock and Series C Preferred Stock of the Company are considered participating securities; however, unvested shares of restricted stock do not participate in losses and, as such, are excluded from the computation of basic earnings (loss) per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under stock-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive than the treasury stock method in a period.

The Company had no dilutive common stock equivalents during the years ended December 31, 2024 and 2023, due to the results from continuing operations being a loss, net of tax. For the years ended December 31, 2024 and 2023, 171,565 and 95,187, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 15. Share-based Compensation and Note 16. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents a reconciliation of net loss to net loss used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(39.7)	$(38.9)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	5.1	3.7
Net loss attributable to INNOVATE Corp.	(34.6)	(35.2)
Less: Preferred dividends	1.2	2.4
Net loss attributable to common stockholders and participating preferred stockholders	$(35.8)	$(37.6)

Loss allocable to common shares:
Participating shares
Weighted-average common shares outstanding (1)	10,696,274	7,814,620
Series C Preferred stock	947,307	—
Total	11,643,581	7,814,620

Percentage of loss allocated to:
Common stock	91.9%	100.0%
Series C Preferred stock	8.1%	—%

Numerator for loss per share
Net loss attributable to common stock holders, basic and diluted	$(32.9)	$(37.6)
Net loss attributable to Series C holder, basic and diluted	$(2.9)	$—

Denominator for loss per share:
Weighted-average common shares outstanding - basic and diluted (1)	10,696,274	7,814,620
Weighted-average Series C shares outstanding - basic and diluted	947,307	—

Loss per common share - basic and diluted (1)	$(3.08)	$(4.81)
Loss per Series C share - basic and diluted	$(3.08)	$—
(1) Basic and diluted loss per common share and weighted-average common shares outstanding for the year ended December 31, 2023, in the table above have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

20. Fair Value of Financial Instruments

Fair Value of Financial Instruments Not Measured at Fair Value

Our financial instruments primarily include cash and cash equivalents, restricted cash, accounts receivable and contract assets, marketable and non-marketable securities, including equity investments and certain other investments, notes receivable, accounts payable and other current and non-current liabilities, redeemable non-controlling interests and debt obligations. The following tables presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis and not measured using the equity method of accounting, with fair values shown according to the fair value hierarchy. The tables exclude carrying amounts for cash and cash equivalents and restricted cash (Level 1 measurements), accounts receivable and contract assets, accounts payable, contract liabilities and other current liabilities, and other assets and liabilities (Level 2 measurements) that approximate fair value due to the relatively short periods to maturity (in millions):

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

December 31, 2024			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$662.2	$577.1	$—	$577.1	$—
Total liabilities not accounted for at fair value	$662.2	$577.1	$—	$577.1	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2023			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$0.9	$—
Total assets not accounted for at fair value	$0.9	$0.9	$—	$0.9	$—

Liabilities
Debt obligations (2)	$707.4	$621.8	$—	$621.8	$—
Total liabilities not accounted for at fair value	$707.4	$621.8	$—	$621.8	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from externally quoted market prices for INNOVATE's 8.50% 2026 Senior Secured Notes and for INNOVATE's 7.50% Convertible Senior Notes due 2026, which are reflected as Level 2 fair value measurements due to limited recently available observable trading activity for these instruments. All other long-term obligations of the Company are also reflected as Level 2 fair value measurements, as this methodology combines direct recent transaction activity or, if available, market observations from contributed sources with quantitative pricing models or fair value reports from valuation providers to generate evaluated prices and are classified as Level 2 fair value measurements. Certain long-term obligations have a fair value estimate equal to their carrying value due to recent transaction activity. The fair value of the debt instruments is disclosed for informational purposes and does not necessarily represent the amount that would be realized upon settlement or transfer.

Fair Value of Financial Instruments Measured at Fair Value

The Company's investment in marketable securities is measured at fair value, using publicly available quoted market prices, a Level 1 input. Refer to Note 6. Investments.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

21. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income, net (in millions):

	Year Ended December 31,
	2024	2023
Gain on sale of investments	$—	$12.0
Gain on step-up of equity method investment	—	3.8
Net loss on repurchase or extinguishment of debt	(0.3)	—
Interest income	2.6	1.3
Foreign currency translation gain (loss)	1.3	(0.4)
Other	(0.2)	—
Total other income, net	$3.4	$16.7

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	Year Ended December 31,
	2024	2023
Cash and cash equivalents, beginning of the year	$80.8	$80.4
Restricted cash included in other current assets	0.9	0.3
Restricted cash included in other assets (non-current)	0.6	1.5
Total cash, cash equivalents and restricted cash, beginning of the year	$82.3	$82.2

Cash and cash equivalents, end of the year	$48.8	$80.8
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.5	0.6
Total cash and cash equivalents and restricted cash, end of the year	$49.3	$82.3

Supplemental cash flow information:
Cash paid for interest	$48.6	$49.0
Cash paid for income taxes, net of refunds	$3.5	$6.7

Non-cash investing and financing activities:
Unsecured note issued in connection with purchase of preferred stock and payment of dividends	$—	$35.1
Accrued interest capitalized into principal debt	$6.6	$1.3
Property, plant and equipment included in accounts payable or accrued expenses	$0.5	$0.9

22. Subsequent Events

Refer to Note 6. Investments for details related to the FDA approval received for MediBeacon's TGFR subsequent to year end. Refer to Note 11. Debt Obligations for details related to amendments to the Company's debt instruments subsequent to year end. Refer to Note 16. Equity and Temporary Equity for details related to R2 Technologies' issuance of a convertible note subsequent to year end.