Form 10-Q
period 2025-03-31
INNOVATE Corp.
filed 2025-05-06
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of May 2, 2025, 13,283,218 shares of common stock, par value $0.001, were outstanding.

1

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$274.2	$315.2
Cost of revenue	228.7	266.6
Gross profit	45.5	48.6
Operating expenses:
Selling, general and administrative	37.8	39.5
Depreciation and amortization	4.4	4.4
Other operating (income) loss	(0.1)	1.9
Income from operations	3.4	2.8
Other (expense) income:
Interest expense	(20.2)	(17.2)
Loss from equity investees	(5.9)	(1.2)
Other income (expense), net	4.0	(1.2)
Loss from operations before income taxes	(18.7)	(16.8)
Income tax expense	(7.1)	(3.3)
Net loss	(25.8)	(20.1)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.3	2.7
Net loss attributable to INNOVATE Corp.	(24.5)	(17.4)
Less: Preferred dividends	0.3	0.3
Net loss attributable to common stockholders and participating preferred stockholders	$(24.8)	$(17.7)

Loss per common share - basic and diluted (1)	$(1.89)	$(2.21)

Weighted-average common shares outstanding - basic and diluted (1)	13,114,804	7,865,361
(1) Basic and diluted loss per common share and weighted-average common shares outstanding for the three months ended March 31, 2024, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net loss	$(25.8)	$(20.1)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	0.2	(1.1)
Other comprehensive income (loss)	$0.2	$(1.1)
Comprehensive loss	(25.6)	(21.2)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	1.3	2.8
Comprehensive loss attributable to INNOVATE Corp.	$(24.3)	$(18.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$33.3	$48.8
Accounts receivable, net	164.5	194.0
Contract assets	135.3	106.3
Inventory	19.7	20.8
Other current assets	18.7	21.0
Total current assets	371.5	390.9
Investments	4.1	3.6
Deferred tax asset	1.6	1.6
Property, plant and equipment, net	132.6	133.6
Goodwill	126.7	126.7
Intangibles, net	170.4	172.4
Other assets	61.1	62.3
Total assets	$868.0	$891.1
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$104.7	$84.8
Accrued liabilities	106.8	109.7
Current portion of debt obligations	523.5	162.2
Contract liabilities	95.3	109.1
Other current liabilities	17.3	17.2
Total current liabilities	847.6	483.0
Deferred tax liability	4.5	4.4
Debt obligations	139.9	500.6
Other liabilities	44.9	46.8
Total liabilities	1,036.9	1,034.8
Commitments and contingencies (Note 13)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	16.1	16.1
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4
Redeemable non-controlling interest	(0.7)	(0.5)
Total temporary equity	15.4	15.6
Stockholders’ deficit
Common stock, $0.001 par value	—	—
Shares authorized: 250,000,000
Shares issued: 13,447,060 and 13,410,179, respectively
Shares outstanding: 13,283,218 and 13,261,379, respectively
Additional paid-in capital	350.7	350.1
Treasury stock, at cost: 163,842 and 148,800 shares, respectively	(5.5)	(5.4)
Accumulated deficit	(546.4)	(521.9)
Accumulated other comprehensive loss	(3.0)	(3.2)
Total INNOVATE Corp. stockholders’ deficit	(204.2)	(180.4)
Non-controlling interest	19.9	21.1
Total stockholders’ deficit	(184.3)	(159.3)
Total liabilities, temporary equity and stockholders’ deficit	$868.0	$891.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
		Shares (a) (thousands)	Amount
Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
Share-based compensation	—	—	—	0.8	—	—	—	0.8	—	0.8
Shares received for taxes paid for share-based compensation	—	(15.1)	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Preferred stock dividends	—	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of common stock	—	36.9	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	0.1	—	—	—	0.1	(0.1)	—
Net loss	(0.2)	—	—	—	—	(24.5)	—	(24.5)	(1.1)	(25.6)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2	—	0.2
Balance as of March 31, 2025	$15.4	13,283.2	$—	$350.7	$(5.5)	$(546.4)	$(3.0)	$(204.2)	$19.9	$(184.3)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital (a)	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
		Shares (a) (thousands)	Amount (a)
Balance as of December 31, 2023	$15.4	7,923.5	$—	$328.3	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)
Share-based compensation	—	—	—	0.4	—	—	—	0.4	—	0.4
Preferred stock dividends	(0.3)	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of common stock	—	65.1	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	25.0	—	—	—	—	—	—	—	—	—
Rights offering and private placement transaction costs	(1.3)	—	—	(0.5)	—	—	—	(0.5)	—	(0.5)
Other	—	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Net loss	(0.2)	—	—	—	—	(17.4)	—	(17.4)	(2.5)	(19.9)
Other comprehensive loss	—	—	—	—	—	—	(1.0)	(1.0)	(0.1)	(1.1)
Balance as of March 31, 2024	$38.6	7,988.6	$—	$327.8	$(5.4)	$(504.7)	$(2.1)	$(184.4)	$11.2	$(173.2)
(a) The number and amount of shares and Additional Paid-in Capital as of December 31, 2023, and as of and for three month period ended March 31, 2024, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024. Refer to Note 15. Equity and Temporary Equity.
(b) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $4.2 million and $4.5 million as of March 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(25.8)	$(20.1)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation expense	0.8	0.4
Depreciation and amortization (including amounts in cost of revenue)	7.9	8.4
Amortization of deferred financing costs and debt discount	5.6	1.7
Net loss on extinguishment of debt	—	2.2
Loss from equity investees	5.9	1.2
Step-up of equity method investments and unrealized gains on marketable securities	(4.6)	—
Deferred income tax expense	0.1	0.1
Other operating activities, net	0.3	1.2
Changes in assets and liabilities:
Accounts receivable	29.2	9.0
Contract assets	(29.0)	36.4
Other current assets	1.4	0.6
Inventory	1.1	0.6
Other assets	2.4	2.8
Accounts payable	19.3	(20.0)
Accrued liabilities	(10.9)	(20.6)
Contract liabilities	(13.8)	(28.1)
Other current liabilities	—	0.3
Other liabilities	(4.0)	(1.5)
Cash used in operating activities	(14.1)	(25.4)
Cash flows from investing activities
Purchase of property, plant and equipment	(4.7)	(5.6)
Proceeds from disposal of property, plant and equipment	1.1	3.1
Loans to equity method investee	—	(1.2)
Purchase of investments	(0.3)	—
Other investing activities	—	0.4
Cash used in investing activities	(3.9)	(3.3)
Cash flows from financing activities
Proceeds from issuance of preferred stock	—	25.0
Proceeds from lines of credit	20.0	—
Payments on lines of credit	(15.0)	(30.0)
Principal payments for other debt obligations	(2.2)	(7.6)
Dividend payments	(0.3)	(0.3)
Other financing activities	(0.1)	—
Cash provided by (used in) financing activities	2.4	(12.9)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(0.8)
Net decrease in cash and cash equivalents, including restricted cash	(15.4)	(42.4)
Cash, cash equivalents and restricted cash, beginning of period	49.3	82.3
Cash, cash equivalents and restricted cash, end of period	$33.9	$39.9

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

2.The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest of 81.0% (81.4% as of December 31, 2024) in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of March 31, 2025, had a 44.7% interest (45.9% as of December 31, 2024) in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, and maintained a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

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

4.The Company's Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. The Other segment primarily includes legacy businesses or holding companies such as the holding company of the Company's former Marine Services segment, Global Marine Holdings, LLC ("GMH") in which the Company had a 72.8% controlling interest until its dissolution on December 13, 2024, and TIC Holdco, Inc. ("TIC"), which was dissolved on May 23, 2024.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

Where applicable, information presented within these Condensed Consolidated Financial Statements has been retroactively adjusted to reflect the 1-for-10 reverse stock split of the Company's issued and outstanding common stock that occurred in August 2024 (the “Reverse Stock Split”). Refer to Note 15. Equity and Temporary Equity for additional information.

Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities and covenants of the Company's Non-Operating Corporate segment's Senior Secured Notes, other current debt at the Non-Operating Corporate segment and the Company's subsidiaries, as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next twelve months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including refinancing the debt at the Non-Operating Corporate segment and its subsidiaries, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

These unaudited Condensed Consolidated Financial Statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, or expenses that may result if the Company is unable to continue as a going concern.

Use of Estimates and Assumptions

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and various disclosures within these Condensed Consolidated Financial Statements as of the date of the Condensed Consolidated Financial Statements and the reported amounts of net revenue and expenses during the reporting period. These estimates are based on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Recent Accounting Pronouncements

Accounting Pronouncements Issued But Pending Adoption

On November 26, 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The amendments in this update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Entities may apply the amendments retrospectively for all prior periods presented in the financial statements or prospectively. The Company expects that it will apply the new guidance prospectively and is currently evaluating the potential effect of this ASU on future transactions and the Company’s Condensed Consolidated Financial Statements.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The amendments in this ASU require disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including the total amount of selling expenses incurred in the period and an entity's definition of selling expenses. ASU 2024-03, with effective dates as clarified by ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU, which will only have an effect on the disclosures within the Company’s Condensed Consolidated Financial Statements.

On January 1, 2025, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), became effective and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only, which is not required until year end 2025 and, as a result, does not affect our results of operations or financial condition.

Subsequent Events

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 21. Subsequent Events.

3. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Infrastructure	$264.9	$307.9
Life Sciences	3.1	1.0
Spectrum	6.2	6.3
Total revenue	$274.2	$315.2

Accounts receivables, net, from contracts with customers consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Infrastructure	$156.3	$184.8
Life Sciences	2.1	1.5
Spectrum	2.0	1.9
Total accounts receivables with customers	$160.4	$188.2

As of January 1, 2024, accounts receivable, net, from contracts with customers totaled $273.2 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2025	2024
Industrial	$74.6	$84.1
Commercial	53.8	77.3
Healthcare	52.0	34.3
Transportation	44.7	100.4
Government	24.8	2.7
Leisure	6.6	1.0
Convention	5.9	5.5
Energy	1.9	2.2
Total revenue from contracts with customers	$264.3	$307.5
Other revenue	0.6	0.4
Total Infrastructure segment revenue	$264.9	$307.9

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Contract assets and contract liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Costs incurred on contracts in progress	$1,245.9	$1,435.2
Estimated earnings	97.5	75.8
Contract revenue earned on uncompleted contracts	1,343.4	1,511.0
Less: progress billings	1,303.4	1,513.8
	$40.0	$(2.8)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$135.3	$106.3
Contract liabilities	(95.3)	(109.1)
	$40.0	$(2.8)

	March 31, 2025	December 31, 2024

Cost in excess of billings and estimated earnings	$71.2	$50.8
Conditional retainage	64.1	55.5
Contract assets	$135.3	$106.3

Billings in excess of costs and estimated earnings	$(127.4)	$(147.7)
Conditional retainage	32.1	38.6
Contract liabilities	$(95.3)	$(109.1)

As of January 1, 2024, contract assets were $118.6 million and contract liabilities were $153.5 million.

The change in contract assets during the three months ended March 31, 2025 and 2024, is a result of the recording of $74.6 million and $15.7 million, respectively, of contract assets driven by new commercial projects, partially offset by $45.6 million and $52.1 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the three months ended March 31, 2025 and 2024, is a result of the recording of periodic contract liabilities of $54.0 million and $62.9 million, respectively, driven largely by new commercial projects, partially offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $67.8 million and $91.0 million, respectively, including from certain large projects completed or nearing completion.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Commercial	$333.8	$107.6	$441.4
Industrial	250.8	34.7	285.5
Healthcare	176.2	70.9	247.1
Transportation	114.6	78.8	193.4
Government	162.0	5.3	167.3
Leisure	17.0	1.9	18.9
Convention	2.6	—	2.6
Energy	1.6	—	1.6
Remaining unsatisfied performance obligations	$1,058.6	$299.2	$1,357.8

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 2.0 years.

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended March 31,
	2025	2024
Systems and consumables revenue	$3.1	$1.0
Total Life Sciences segment revenue	$3.1	$1.0

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended March 31,
	2025	2024
Broadcast station	$6.2	$6.3
Total Spectrum segment revenue	$6.2	$6.3

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of $14.6 million of broadcast station revenues of which $8.8 million is expected to be recognized within one year and $5.8 million is expected to be recognized within the next 3 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Contracts in progress	$156.3	$184.9
Unbilled retentions	0.1	0.1
Trade receivables	4.1	3.3
Other receivables	4.1	5.8
Allowance for expected credit losses	(0.1)	(0.1)
Total	$164.5	$194.0

As of January 1, 2024, accounts receivable, net totaled $278.4 million.

5. Inventory

Inventory consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Raw materials and consumables	$18.5	$19.6
Work in process	0.4	0.4
Finished goods	0.8	0.8
Total inventory	$19.7	$20.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
6. Investments

The carrying values of the Company's investments, by category, were as follows (in millions):

Date	Equity Method (1)	Fair Value (2)	Measurement Alternative (3)	Total
March 31, 2025	$0.9	$2.3	$0.9	$4.1
December 31, 2024	$0.9	$1.8	$0.9	$3.6
(1) The Company's equity method investments were comprised of MediBeacon and Scaled Cell as of both March 31, 2025 and December 31, 2024.
(2) The Company's fair value investments in common stock are comprised of marketable equity securities in two publicly traded companies that were purchased in October 2024 and March 2025.
(3) The Company's measurement alternative method investment was comprised of Triple Ring as of both March 31, 2025 and December 31, 2024.

The Company's share of net losses from its equity method investments was $5.9 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend.

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% to 39.7%. As a result of these transactions, Pansend recognized a step-up gain of $4.4 million in Other (expense) income, net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, driven by the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

MediBeacon's total outstanding principal amount of notes due to Pansend was $0.5 million and $12.0 million, as of March 31, 2025, and December 31, 2024, respectively. Interest income earned by Pansend from the MediBeacon notes totaled $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively, and the related accrued interest receivable was $0.3 million and $1.7 million, as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.5 million in secured promissory notes which were offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $15.4 million.

Marketable Securities

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, which represents less than 1% of the total outstanding common stock of the issuer. In March 2025, the Company purchased common shares in the open market of another publicly traded company for $0.3 million, which represents less than 1% of the total outstanding equity of the issuer. These securities are remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs. For the three months ended March 31, 2025, unrealized fair value gains of $0.2 million related to these securities were included in Other income (expense), net in the Condensed Consolidated Financial Statements.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Equipment, furniture and fixtures, and software	$212.6	$211.0
Building and leasehold improvements	36.9	36.8
Land	18.6	18.6
Construction in progress	10.9	8.0
Plant and transportation equipment	7.4	7.4
	$286.4	$281.8
Less: Accumulated depreciation	153.8	148.2
Total	$132.6	$133.6

Depreciation expense was $5.9 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively. These amounts included $3.5 million and $4.0 million of depreciation expense recognized within cost of revenue for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the net book value of equipment held under finance leases included in PP&E was $0.1 million and $0.5 million, respectively. As of both March 31, 2025 and December 31, 2024, the gross value of capitalized internal-use software included in PP&E was $20.7 million, and the net book value as of March 31, 2025 and December 31, 2024, was $9.0 million and $9.8 million, respectively.

Assets held-for-sale are included within Other current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2025, there were $6.0 million in assets held-for-sale, which primarily consisted of one building, equipment and land and the associated improvements at the Company's Infrastructure segment. As of December 31, 2024, there were $7.0 million in assets held-for-sale, which primarily consisted of one building, equipment and land and the associated building improvements at the Company's Infrastructure segment.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance as of December 31, 2024	$105.3	$21.4	$126.7
Balance as of March 31, 2025	$105.3	$21.4	$126.7

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	March 31, 2025	December 31, 2024

FCC licenses	$107.7	$107.7
Total	$107.7	$107.7

Definite Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	March 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(11.4)	$13.7
Customer relationships and contracts	11 years	87.4	(50.4)	37.0
Channel sharing arrangements	35 years	12.6	(2.3)	10.3
Other	10 years	3.7	(2.0)	1.7
Total		$128.8	$(66.1)	$62.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Weighted-Average Original Useful Life	December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(11.0)	$14.1
Customer relationships and contracts	11 years	87.4	(49.1)	38.3
Channel sharing arrangements	35 years	12.6	(2.2)	10.4
Other	10 years	3.9	(2.0)	1.9
Total		$129.0	$(64.3)	$64.7

Amortization expense for definite lived intangible assets was $2.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2025 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	March 31, 2025	December 31, 2024

Right-of-use assets:
Operating lease	Other assets (non-current)	$53.0	$53.7
Finance lease	Property, plant and equipment, net	0.1	0.5
Total right-of-use assets		$53.1	$54.2

Lease liabilities:
Current portion of operating lease	Other current liabilities	$12.9	$12.9
Non-current portion of operating lease	Other liabilities	41.9	43.5
Finance lease	Debt obligations	0.2	0.6
Total lease liabilities		$55.0	$57.0

The following table summarizes the components of lease expense (in millions):

	Three Months Ended March 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Net finance lease cost	0.1	0.1
Operating lease cost	4.2	4.5
Variable lease cost	0.2	0.1
Sublease income	—	(0.2)
Total non-current lease cost	4.5	4.5
Short-term lease costs	8.0	7.2
Total lease cost	$12.5	$11.7

Cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5.2	$5.0
Financing cash flows for finance leases	$0.1	$0.1

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2.5	$2.6

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The weighted-average remaining lease term and the weighted-average discount rate for the Company's leases were as follows:

	March 31, 2025	December 31, 2024

Weighted-average remaining lease term (years) - operating leases	7.3	7.4
Weighted-average remaining lease term (years) - finance leases	2.6	2.7
Weighted-average discount rate - operating leases	6.2%	6.1%
Weighted-average discount rate - finance leases	5.0%	5.3%

Future minimum lease commitments (undiscounted) as of March 31, 2025, were as follows (in millions):

	Operating Leases	Finance Leases
2025 (remaining period)	$11.4	$0.1
2026	12.7	0.1
2027	10.0	—
2028	7.4	—
2029	4.7	—
Thereafter	21.4	—
Total future minimum lease payments	67.6	0.2
Less: amounts representing interest	(12.8)	—
Total lease liability	$54.8	$0.2

On May 1, 2024, a subsidiary of DBMG amended the termination date of three property leases that had an original expiry date of March 31, 2031. In exchange, and as an inducement for DBMG to early terminate, the landlord agreed to pay DBMG $12.0 million in surrender fees in three equal installments, contingent on timely vacate and inspection milestones, of which DBMG received $4.0 million in surrender fees in 2024, with the remaining two $4.0 million payments due to DBMG due within five business days of the vacate dates in 2025 and 2027, respectively. After final surrender of the properties, DBMG will have no further obligations under these leases.

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Prepaid assets	$9.8	$10.9
Assets held-for-sale	6.0	7.0
Income tax receivable	0.5	0.6
Other	2.4	2.5
Total other current assets	$18.7	$21.0

Other Assets

Other assets, which are reflected within non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Right-of-use assets	$53.0	$53.7
Restricted cash - non-current	0.6	0.5
Other	7.5	8.1
Total other assets	$61.1	$62.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Accrued expenses	$12.3	$13.4
Accrued payroll and employee benefits	22.9	34.1
Accrued interest and exit fees (current portion)	64.3	61.0
Accrued sales and use taxes	0.3	0.4
Accrued income taxes	7.0	0.8
Total accrued liabilities	$106.8	$109.7

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Operating lease liability, current portion	$12.9	$12.9
Other	4.4	4.3
Total other current liabilities	$17.3	$17.2

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2025	December 31, 2024

Operating lease liability, net of current portion	$41.9	$43.5
Accrued interest (non-current portion)	—	0.7
Other	3.0	2.6
Total other liabilities	$44.9	$46.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Infrastructure
PRIME minus 1.00% Line of Credit due 2025	$50.0	$45.0
3.25% Term Loan due 2026	72.8	74.6
PRIME minus 1.00% Term Loan due 2026	24.2	24.5
Obligations under finance leases	0.2	0.6
Total Infrastructure	$147.2	$144.7

Spectrum
8.50% Note due 2025	$19.3	$19.3
11.45% Notes due 2025	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Notes due 2025	$25.2	24.0
Total Life Sciences	$25.2	$24.0

Non-Operating Corporate
8.50% Senior Secured Notes due 2026	$330.0	$330.0
7.50% Convertible Senior Notes due 2026	48.9	48.9
SOFR plus 5.75% Line of Credit due 2025	20.0	20.0
CGIC Unsecured Note due 2026	31.0	31.0
Total Non-Operating Corporate	$429.9	$429.9

Total outstanding principal	$672.0	$668.3
Unamortized issuance discount, issuance premium, and deferred financing costs	(8.6)	(5.5)
Less: current portion of debt obligations	(523.5)	(162.2)
Debt obligations, net of current portion	$139.9	$500.6

As of March 31, 2025, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2025 (remaining period) (1)	$0.1	$234.5	$234.6
2026	0.1	507.6	507.7
Total minimum principal and interest payments	0.2	742.1	742.3
Less: Amount representing interest (1)	—	(70.3)	(70.3)
Total aggregate finance lease and debt payments	$0.2	$671.8	$672.0
(1) Excludes exit fees for Spectrum and R2 Technologies.

The interest rates on finance leases ranged from approximately 3.0% to 6.8%.

Infrastructure

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a prime rate minus a spread with an interest rate floor of 4.25%. The Revolving Line with UMB matures on August 15, 2025. The outstanding balance was $50.0 million and $45.0 million, as of March 31, 2025 and December 31, 2024, respectively, and availability for revolving loans was $84.9 million and $89.9 million as of March 31, 2025 and December 31, 2024, respectively. Interest is paid monthly, and the effective interest rate on the Revolving Line with UMB was 6.72% and 6.98% as of March 31, 2025 and December 31, 2024, respectively. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line.

DBMG also has a $72.8 million 3.25% term loan due 2026 (the "3.25% UMB Term Loan"), which matures May 31, 2026, and bears interest, which is paid monthly, at an annual rate of 3.25% with an effective interest rate of 3.3%.

On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement, which added an incremental separate term loan of $25.0 million to the existing credit facility ("PRIME minus 1.00% Term Loan due 2026"), with the same interest rate as the Revolving Line with UMB and the same maturity date as the initial 3.25% UMB Term Loan. Principal payments and interest are paid monthly.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

The UMB term loans and Revolving Line with UMB associated with the Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, as defined in their agreements.

DBMG is in compliance with its debt covenants as of March 31, 2025.

Spectrum

The maturity date of Spectrum's 8.50% and 11.45% Notes is August 15, 2025, as amended in November 2023. As a result of amendments to extend the maturity date during the year ended December 31, 2023, additional exit fees of $8.3 million were incurred. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability for the total exit fees of $15.9 million is reflected within Accrued Liabilities in the Condensed Consolidated Balance Sheets as of both March 31, 2025 and December 31, 2024. Interest is capitalized and payable upon maturity of the notes, of which there was $22.4 million and $20.5 million of accrued but unpaid interest as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the weighted-average effective interest rate on the notes, as amended, was 22.9% and 22.8% per annum, respectively.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE entered into a related side letter with the lenders, whereby INNOVATE agreed to utilize proceeds from a sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $2.0 million fee is payable for payments made after November 9, 2024, and in exchange for the additional $2.0 million fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV America. The lenders hold warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc which can be exercised at any time until August 2027 at an exercise price of $0.01 per share.

Life Sciences

Effective January 31, 2024, a 20% note was entered into with Lancer Capital, which replaced the prior 20% note. The new note had an aggregate original principal amount of $20.0 million, which was comprised of all prior outstanding principal amounts of $17.4 million and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. The 20% $20.0 million note also included an exit fee, which would be 10.5% of the principal amount being repaid as of April 30, 2024. As a result of the addition of the exit fee effective January 31, 2024, the transaction was determined to be an extinguishment of debt under ASC 470-50, Debt - Modifications and Extinguishments ("ASC 470-50"), and the $2.2 million exit fee payable to the existing lender was included as a loss on debt extinguishment within Other income (expense), net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2024. The original maturity date of the 20% $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Effective May 17, 2024, the maturity date of the note was extended to December 31, 2024, and the exit fees were amended. The May 17, 2024, amendment was determined to be a modification of debt under ASC 470-50 as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the additional exit fees were amortized using the effective interest method.

During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and another additional exit fee of $1.0 million was incurred under the amendment, which continues to increase by $1.0 million each month until maturity. The base exit fee, as amended, and as of March 31, 2025, was equal to 12.41% of the principal amount being repaid and continues to increase by 0.17% each month until maturity. The total new exit fees associated with the notes have been recorded as an original issue discount of $8.7 million and are being amortized over the remaining life of the note, which is assumed to be the maturity date. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees amount of $16.5 million which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. In addition, under the recent amendment, a new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date. The $5.0 million default fee will only be recognized in the event of a default on August 1, 2025.

The amendment, which is effective as of December 31, 2024, was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the additional exit fees are being amortized over the term of the note using the effective interest rate method and are included in interest expense.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Interest on the note, as amended, is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. Interest expense, including amortization of all exit fees, related to the note with Lancer Capital was $4.5 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, in accordance with the 20% note agreement, $1.2 million and $0.7 million, respectively, of interest was capitalized into the principal balance.

As of March 31, 2025, the total carrying amount relating to the note was $36.4 million, inclusive of $25.2 million of principal and capitalized interest, partially offset by $5.3 million of unamortized original issue discount, which are included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $16.5 million in total accrued exit fees which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet. As of December 31, 2024, the total outstanding amount relating to the note was $31.9 million, inclusive of $24.0 million of principal and capitalized interest, which total was included within Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $7.9 million in total accrued exit fees which were included within Accrued liabilities in the Condensed Consolidated Balance Sheet. As of March 31, 2025 and December 31, 2024, the effective interest rate on the note, as amended, was 51.3% and 57.8%, respectively.

Non-Operating Corporate

2026 Senior Secured Notes

The Company has $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "2026 Senior Secured Notes"), which were issued in 2021 at 100% of par. The 2026 Senior Secured Notes have a stated annual interest rate of 8.50% and have an effective interest rate of 9.3%, which reflects the initial $10.8 million of deferred financing fees, including underwriting fees. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $7.6 million for both the three months ended March 31, 2025 and 2024, respectively. There were $2.2 million and $2.8 million of unamortized deferred financing fees as of March 31, 2025 and December 31, 2024, respectively.

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

During July 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As of March 31, 2025, the 2026 Convertible Notes had a net carrying value of $51.8 million inclusive of the remaining unamortized premium of $3.2 million and unamortized deferred financing costs of $0.3 million. As of December 31, 2024, the 2026 Convertible Notes had a net carrying value of $52.3 million, inclusive of an unamortized premium of $3.8 million and unamortized deferred financing costs of $0.4 million.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $0.4 million and $0.5 million, for the three months ended March 31, 2025 and 2024, respectively.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of our common stock, which is equivalent to a conversion price of approximately $42.31 per share, both as adjusted for the 2024 Reverse Stock Split and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock of $7.83 on March 31, 2025, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both March 31, 2025 and December 31, 2024, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit was amended on March 6, 2025, from May 16, 2025, to August 1, 2025. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of March 31, 2025 and December 31, 2024, the effective interest rate on the Revolving Line of Credit, as amended, was 10.3% and 10.6%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for a prepayment if net cash proceeds from certain asset sales in excess of $10.0 million are received. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
CGIC Unsecured Note Due 2026

The Company has a subordinated unsecured promissory note with Continental General Insurance Company ("CGIC") in the original principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Note, which is due February 28, 2026, bore interest at 9.0% per annum through May 8, 2024, bears interest at 16.0% per annum from May 9, 2024, to May 8, 2025, and 32.0% per annum thereafter. As of both March 31, 2025 and December 31, 2024, the effective interest rate on the note, as adjusted, was 17.5%. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. As a result of the closing of the rights offering and concurrent private placement in 2024 (refer to Note 15. Equity and Temporary Equity), INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association.

For the three months ended March 31, 2025 and 2024, interest expense recognized relating to the CGIC Unsecured Note was $1.4 million and $1.6 million, respectively, and cash paid for interest to CGIC was $1.2 million and $0.8 million, respectively. Accrued interest related to the CGIC notes was $3.6 million and $3.4 million as of March 31, 2025, and December 31, 2024, respectively.

INNOVATE is in compliance with its debt covenants as of March 31, 2025.

12. Income Taxes

Income tax expense of $7.1 million and $3.3 million for the three months ended March 31, 2025 and 2024, primarily relates to tax expense as calculated for taxpaying entities, including the tax expense associated with the INNOVATE Corp. U.S. consolidated group due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

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

The Company did not have any unrecognized tax benefits as of March 31, 2025 and 2024, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretation by the IRS.

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

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of March 31, 2025, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $259.1 million. As of December 31, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $183.9 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

Concentrations of Credit Risk

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended March 31,
		2025	2024
	Segment	Revenue	Revenue
Customer A	Infrastructure	*	27.6%
*Less than 10% concentration

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.8 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, which is reflected as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

All grants are time based and vest either immediately or over a period established at grant, typically with a requisite service period of one to three years for a member of the Board of Directors or an employee to vest in the share-based award, subject to discretion by Compensation Committee. There are no other substantive conditions for vesting. The Company recognizes compensation expense for equity awards, reduced by actual forfeitures as they are incurred, using the straight-line basis.

Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2024	294,663	$8.12
Granted	36,881	$7.66
Vested	(38,835)	$18.46
Unvested - March 31, 2025	292,709	$6.70

The aggregate vesting date fair value of the restricted stock and restricted stock units which vested during the three months ended March 31, 2025 and 2024, was $0.3 million and $0.2 million, respectively. As of March 31, 2025, the total unrecognized share-based compensation expense related to unvested restricted stock and restricted stock units was $1.2 million and is expected to be recognized over the remaining weighted-average period of 1.4 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding - December 31, 2024	217,733	$16.94
Outstanding - March 31, 2025	217,733	$16.94
Exercisable - March 31, 2025 and December 31, 2024	117,733	$27.74

As of March 31, 2025, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were zero and approximately 7.7 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of March 31, 2025, there were 100,000 unvested stock options and $0.2 million of unrecognized share-based compensation expense related to unvested stock options and is expected to be recognized over the remaining period of 0.5 years.

15. Equity and Temporary Equity

2024 Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a rights offering ("Rights Offering"), in which each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), were granted rights to purchase common stock. In connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital (the "Investment Agreement"), pursuant to which Lancer Capital agreed to purchase up to $19.0 million of Series C Preferred Stock as a backstop to the Rights Offering (the "Backstop Commitment") and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"). Lancer Capital is an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 530,611 shares of common stock (5,306,105 shares of common stock on a pre Reverse Stock Split (see below) basis) for $3.7 million. In addition, Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the Backstop Commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which were capitalized into Additional paid in capital ("APIC"). On June 18, 2024, the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock, and approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock (44,693,895 shares of common stock on a pre Reverse Stock Split basis), and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Reverse Stock Split

On August 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”) following stockholder approval. The Reverse Stock Split was implemented for the primary purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NYSE. The Reverse Stock Split did not change the $0.001 par value per share of the common stock. As a result of the Reverse Stock Split, the number of outstanding common shares was reduced from 130,529,931 to 13,166,057, inclusive of an additional 113,064 incremental whole shares issued for fractional shares. Unless noted, all share and per share amounts of common stock, options and restricted stock and any associated debt or preferred stock conversion rates contained in the historical periods, prior to the date of the Reverse Stock Split, presented within these Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2025	December 31, 2024

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Series A-3 and Series A-4 Shares

Issuance and Conversion. On July 1, 2021, (the "Exchange Date") as a part of the sale of Continental Insurance Group ("CIG"), INNOVATE entered into an exchange agreement (the "Exchange Agreement") with CGIC, also a former subsidiary, which held the remaining shares of the Company's previous Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Company's former Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 mature on July 1, 2026.

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 Preferred Stock have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet, with a combined redemption value of $16.1 million and with a current fair value of $16.4 million as of March 31, 2025, which is inclusive of the $0.3 million accrued dividend payable on April 15, 2025.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. As of March 31, 2025, each share of the Series A-3 Preferred Stock was convertible at an accrued value of $1,000 per share, divided by the conversion price of $23.63 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 Preferred Stock was convertible at an accrued value of $1,000 per share divided by the conversion price of $34.40 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices”). The Conversion Prices have historically been adjusted from time to time and continue to be subject to potential adjustment for dividends, certain distributions, stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted-average basis).

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

Redemption by the Company / "Company Call Option". At any time, the Company may redeem the Series A-3 and Series A-4, in whole but not in part, at a price per share generally equal to 150% of the accrued value per share, plus accrued but unpaid dividends (to the extent not included in the accrued value of the Series A-3 and Series A-4), subject to the holder's right to convert prior to such redemption.

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

As of both March 31, 2025 and December 31, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 259,212 and 290,672 shares, respectively of INNOVATE's common stock.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Series A-3 and Series A-4 Preferred Share Dividends

During the three months ended March 31, 2025 and 2024, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock, as presented in the following tables (in millions):

2025
Declaration Date and Holders of Record Date	March 31, 2025
Payment Date	April 15, 2025
Total Dividend	$0.3

2024
Declaration Date and Holders of Record Date	March 31, 2024
Payment Date	April 15, 2024
Total Dividend	$0.3

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock as well as convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Condensed Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of March 31, 2025 and December 31, 2024, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

On February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option Pansend, into shares of a new Series E Convertible Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation.

As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $0.7 million and negative $0.5 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had negative $6.2 million and negative $4.9 million, respectively, of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Condensed Consolidated Balance Sheets.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC, was $146.3 million and $143.5 million as of March 31, 2025 and December 31, 2024, respectively, of which $52.8 million and $51.8 million as of March 31, 2025 and December 31, 2024, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both March 31, 2025 and December 31, 2024, R2 Technologies had negative net assets after consideration of intercompany and third party debt, as applicable, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

16. Related Parties

Non-Operating Corporate

During the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, an entity controlled by Avram A. Glazer, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"), of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded the equity advance of $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. As a result, Mr. Glazer's beneficial ownership increased from 29.1% as of March 5, 2024, immediately prior to the start of the Rights Offering, to 48.8% as of March 31, 2024. On April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased an additional approximately 6,286 shares of Series C Preferred Stock for $6.3 million, increasing Mr. Glazer's beneficial ownership to 52.1%. On June 18, 2024, the Company held its annual shareholder meeting where the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted into 4,469,390 shares of INNOVATE's common stock (44,693,895 on a pre Reverse Stock Split basis), and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock. Refer to Note 15. Equity and Temporary Equity for additional information. As of March 31, 2025, Mr. Glazer's beneficial ownership was 51.1%.

Lancer Capital held $2.0 million of principal amount of the Company's 7.50% 2026 Convertible Notes, as of both March 31, 2025 and December 31, 2024. As of both March 31, 2025 and December 31, 2024, the $2.0 million in 7.50% 2026 Convertible Notes are convertible into 47,265 shares of common stock of INNOVATE. Refer to Note 11. Debt Obligations for additional information on the 7.50% 2026 Convertible Notes. During both the three months ended March 31, 2025 and 2024, Lancer Capital earned $37.5 thousand in interest relating to these notes.

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC in the principal amount of $35.1 million. CGIC is a former significant shareholder and is the shareholder of the Series A-3 Preferred Stock and Series A-4 Preferred Stock. As a result of the closing of the Rights Offering and Concurrent Private Placement in April 2024, a mandatory prepayment was required, and INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Refer to Note 11. Debt Obligations for additional information.

Infrastructure

DBMG and Banker Steel, jointly and severally, had a subordinated 4.0% note payable to Banker Steel's former owner, in which Donald Banker's family trust has a 25% interest. The 4.0% note and associated accrued interest matured on March 31, 2024, and was fully redeemed on April 2, 2024. During the three months ended March 31, 2024, DBMG made $2.5 million in scheduled principal payments on the 4.0% note.

Life Sciences

As of March 31, 2025 and December 31, 2024, R2 Technologies had $25.2 million and $24.0 million, respectively, in principal amount of a 20.0% senior secured promissory note due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information on the 20.0% senior secured promissory note due to Lancer Capital.

For the three months ended March 31, 2025 and 2024, R2 Technologies recognized $0.4 million and $0.2 million, respectively, of revenue from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2 Technologies. There were $0.2 million and $0.1 million of related receivables from this subsidiary of Huadong as of March 31, 2025 and December 31, 2024, respectively.

Share-based compensation and royalty expenses related to Blossom Innovations, LLC, an investor of R2 Technologies since 2014, totaled $0.3 million and $0.1 million, for the three months ended March 31, 2025 and 2024, respectively.

Refer to Note 6. Investments for transactions with equity method investees of the Company.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
17. Operating Segments and Related Information

The Company currently has one primary reportable geographic segment - United States, and primarily all revenue is derived in the United States, and primarily all PP&E and intangible assets reside in the United States. The reportable segments are identified based on the nature of the services and products provided, the organizational structure, and the internal reporting system used by the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. The Company has three reportable operating segments, plus the Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues. Refer to Note 1. Organization and Business for additional information on the organizational structure of the business and Note 3. Revenue and Contracts in Process for additional information on revenue by segment.

The Chief Operating Decision Maker ("CODM") for the Company is the Interim CEO, Paul Voigt. The CODM is primarily responsible for allocating resources at all levels that do not require board approval. The CODM monitors the performance of each segment and is responsible for making strategic decisions regarding capital and resource allocation. The CODM uses a combination of monthly reports, which detail revenue and income (loss) from operations, and quarterly summaries, which include detailed breakdowns of each segment's income (loss) from operations, to evaluate segment performance, allocate resources and make strategic decisions. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. The primary U.S. GAAP metric used by the CODM in assessing segment performance is income (loss) from operations.

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

	Three Months Ended March 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$264.9	$3.1	$6.2	$—		$274.2
Cost of revenue	223.5	2.3	2.9	—	—	228.7
Selling, general and administrative expenses	29.3	3.7	1.9	2.9	—	37.8
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Other operating income	(0.1)	—	—	—	—	(0.1)
Income (loss) from operations	$9.1	$(3.0)	$0.2	$(2.9)	$—	$3.4
Other data:
Capital expenditures (1)	$4.1	$0.1	$0.5	$—	$—	$4.7
Investments (2)	$—	$1.8	$—	$2.3	$—	$4.1
Total assets	$671.9	$11.7	$178.3	$6.1	$—	$868.0
(1) Capital expenditures reflect cash expenditures for the three months ended March 31, 2025.
(2) The Company's equity method investments in the Life Sciences segment totaled $0.9 million as of March 31, 2025.

	Three Months Ended March 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$307.9	$1.0	$6.3	$—	$—	$315.2
Cost of revenue	263.1	0.6	2.9	—	—	266.6
Selling, general and administrative expenses	30.9	3.5	1.9	3.2	—	39.5
Depreciation and amortization	3.0	0.1	1.3	—	—	4.4
Other operating loss (1)	1.6	—	—	0.3	—	1.9
Income (loss) from operations	$9.3	$(3.2)	$0.2	$(3.5)	$—	$2.8
Other data:
Capital expenditures (2)	$5.2	$0.1	$0.3	$—	$—	$5.6

	December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (3)	$—	$1.8	$—	$1.8	$—	$3.6
Total assets	$683.6	$11.9	$178.9	$16.7	$—	$891.1
(1) Other operating loss for the three months ended March 31, 2024, primarily consisted of a loss on disposal related to a plant closure at our Infrastructure segment.
(2) Capital expenditures reflect cash expenditures for the three months ended March 31, 2024.
(3) The Company's equity method investments in the Life Sciences segment totaled $0.9 million as of December 31, 2024.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Reconciliation of the consolidated segment income from operations to consolidated loss from operations before income taxes:
Income from operations	$3.4	$2.8
Interest expense	(20.2)	(17.2)
Loss from equity investees	(5.9)	(1.2)
Other income (expense), net	4.0	(1.2)
Loss from operations before income taxes	$(18.7)	$(16.8)

18. Basic and Diluted Loss Per Common Share

Earnings (loss) per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards, and, previously, the Series C Preferred Stock, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock, and, previously, the Series C Preferred Stock, of the Company are considered participating securities; however, unvested shares of restricted stock do not participate in losses and, as such, are excluded from the computation of basic earnings (loss) per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under share-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive than the treasury stock method in a period.

The Company had no dilutive common stock equivalents during the three months ended March 31, 2025 and 2024, due to the results from continuing operations being a loss, net of tax. For the three months ended March 31, 2025 and 2024, 294,329 and 70,299, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 14. Share-based Compensation and Note 15. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following table presents a reconciliation of net loss to net loss used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(25.8)	$(20.1)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	1.3	2.7
Net loss attributable to INNOVATE Corp.	(24.5)	(17.4)
Less: Preferred dividends	0.3	0.3
Net loss attributable to common stockholders and participating preferred stockholders	$(24.8)	$(17.7)

Participating shares
Weighted-average common shares outstanding (1)	13,114,804	7,865,361
Series C Preferred stock (1)	—	156,986
Total	13,114,804	8,022,347

Percentage of loss allocated to:
Common stock	100.0%	98.0%
Series C Preferred stock	—%	2.0%

Numerator for loss per share:
Net loss attributable to common stock holders, basic and diluted	$(24.8)	$(17.3)
Net loss attributable to Series C holder, basic and diluted	—	(0.4)

Denominator for loss per share:
Weighted-average common shares outstanding - basic and diluted (1)	13,114,804	7,865,361
Weighted-average Series C shares outstanding - basic and diluted (1)	—	156,986

Loss per share
Loss per common share - basic and diluted (1)	$(1.89)	$(2.21)
Loss per Series C share - basic and diluted (1)	$(1.89)	$(2.21)
(1) Basic and diluted loss per common share and weighted-average common shares outstanding for the three months ended March 31, 2024, in the table above have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

March 31, 2025			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$663.2	$618.4	$—	$618.4	$—
Total liabilities not accounted for at fair value	$663.2	$618.4	$—	$618.4	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2024			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$662.2	$577.1	$—	$577.1	$—
Total liabilities not accounted for at fair value	$662.2	$577.1	$—	$577.1	$—
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

Fair Value of Financial Instruments Measured at Fair Value

The Company's investments in marketable securities are measured at fair value, using publicly available quoted market prices, a Level 1 input. Refer to Note 6. Investments.

20. Supplementary Financial Information

Other income (expense), net

The following table provides information relating to Other income (expense), net (in millions):

	Three Months Ended March 31,
	2025	2024
Gain on step-up of equity method investment	4.4	—
Net loss on extinguishment of debt	—	(2.2)
Interest income	0.4	0.5
Foreign currency translation (loss) gain	(0.4)	0.5
Other	(0.4)	—
Total other income (expense), net	$4.0	$(1.2)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents, beginning of the period	$48.8	$80.8
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.5	0.6
Total cash, cash equivalents and restricted cash, beginning of the period	$49.3	$82.3

Cash and cash equivalents, end of the period	$33.3	$38.4
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.6	0.6
Total cash and cash equivalents and restricted cash, end of the period	$33.9	$39.9

Supplemental cash flow information:
Cash paid for interest	$19.5	$19.6
Cash paid for income taxes (proceeds from tax refunds), net	$0.8	$(0.8)

Non-cash investing and financing activities:
Accrued interest capitalized into principal debt	$1.2	$3.3
Property, plant and equipment included in accounts payable or accrued expenses	$1.1	$0.9

21. Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the "2024 Annual Report"), and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2024 Annual Report as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

For additional information on our business, refer to Note 1. Organization and Business included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: weather or project site conditions; the spending patterns, including seasonal trends, and financial condition of our customers and their access to capital; our profit margins on projects performed during any particular period; rising interest rates and inflation; and regulatory, economic, political and market conditions on a regional, national or global scale.

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

In 2025, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Debt Obligations and Financing

During 2025 thus far, we have refinanced some of our debt, including at the subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Life Sciences

R2 Technologies has a short-term note with Lancer Capital. The stated interest on the note, as amended, is 20% and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and another additional exit fee of $1.0 million was incurred under the amendment, which continues to increase by $1.0 million each month until maturity. The base exit fee, as amended, and as of March 31, 2025, was equal to 12.41% of the principal amount being repaid and continues to increase by 0.17% each month until maturity. The total new exit fees associated with the notes have been recorded as an original issue discount of $8.7 million and are being amortized over the remaining life of the note, which is assumed to be the maturity date. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees amount of $16.5 million which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. In addition, under the recent amendment, a new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date. The $5.0 million default fee will only be recognized in the event of a default on August 1, 2025.

As of March 31, 2025, the total carrying amount relating to the 20% note was $36.4 million, inclusive of $25.2 million of principal and capitalized interest, partially offset by $5.3 million of unamortized original issue discount, which are included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $16.5 million in total accrued exit fees which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet.

Refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the note and the various amendments.

On February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend, into shares of a new Series E Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. Refer to Note 15. Equity and Temporary Equity included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Non-Operating Corporate

On March 6, 2025, we extended the maturity date of our Revolving Line of Credit with MSD from May 16, 2025, to August 1, 2025, with all other terms substantially unchanged. Refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our Revolving Line of Credit with MSD.

Equity Method Investments

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% to 39.7%. As a result of these transactions, Pansend recognized a step-up gain of $4.4 million in Other (expense) income, net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, consisting of the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended March 31,
	2025	2024	Increase / (Decrease)
Revenue
Infrastructure	$264.9	$307.9	$(43.0)
Life Sciences	3.1	1.0	2.1
Spectrum	6.2	6.3	(0.1)
Total revenue	$274.2	$315.2	$(41.0)

Income (loss) from operations
Infrastructure	$9.1	$9.3	$(0.2)
Life Sciences	(3.0)	(3.2)	0.2
Spectrum	0.2	0.2	—
Non-Operating Corporate	(2.9)	(3.5)	0.6
Total income from operations	$3.4	$2.8	$0.6

Interest expense	(20.2)	(17.2)	(3.0)
Loss from equity investees	(5.9)	(1.2)	(4.7)
Other income (expense), net	4.0	(1.2)	5.2
Loss from operations before income taxes	$(18.7)	$(16.8)	$(1.9)
Income tax expense	(7.1)	(3.3)	(3.8)
Net loss	$(25.8)	$(20.1)	$(5.7)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.3	2.7	(1.4)
Net loss attributable to INNOVATE Corp.	$(24.5)	$(17.4)	$(7.1)
Less: Preferred dividends	0.3	0.3	—
Net loss attributable to common stockholders and participating preferred stockholders	$(24.8)	$(17.7)	$(7.1)

Revenue: Revenue for the three months ended March 31, 2025, decreased $41.0 million to $274.2 million from $315.2 million for the three months ended March 31, 2024. The decrease was primarily driven by our Infrastructure segment, which was partially offset by an increase at our Life Sciences segment. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects at Banker Steel and the industrial maintenance and repair business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed or are nearing completion in the current period. This was partially offset by an increase at DBMG's commercial structural steel fabrication and erection business as a result of an increase in project work. The increase at our Life Sciences segment was attributable to R2 Technologies, driven by an increase in unit sales of both Glacial fx and Glacial Rx systems and an increase in consumable sales in North America, as well as an increase in Glacial Spa unit sales, consumable sales and Glacial fx unit sales outside North America.

Income from operations: Income from operations for the three months ended March 31, 2025, increased $0.6 million to $3.4 million from $2.8 million for the three months ended March 31, 2024. The improvement was due to a decrease in other operating loss of $2.0 million and a decrease in selling, general and administrative ("SG&A") expenses of $1.7 million, which was partially offset by a net decrease in gross profit of $3.1 million. The net decrease in other operating loss was primarily driven by an unrepeated loss related to a plant closure at our Infrastructure segment in the comparable period. The overall decrease in SG&A was primarily driven by decreases in professional and consulting fees and compensation-related and travel expenses at our Infrastructure segment, which was partially offset by an increase in computer and software related costs in the current period at our Infrastructure segment and an increase in.selling costs at R2 Technologies due to an increase in unit sales. Partially offsetting the above improvements was a net decrease in gross profit, which was primarily driven by our Infrastructure segment due to timing and size of projects that have since been completed or are nearing completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which was partially offset by an increase in gross profit at our Life Sciences segment primarily driven by R2 Technologies as a result of an increase Glacial unit sales and consumable sales over the comparable period.

Interest expense: Interest expense for the three months ended March 31, 2025, increased $3.0 million to $20.2 million from $17.2 million for the three months ended March 31, 2024. The increase was primarily attributable to increases in exit fees and a higher outstanding principal balance at our Life Sciences segment as a result of the capitalization of unpaid interest into the principal balance subsequent to the comparable period, and, to a lesser extent our Spectrum segment. The increase in interest expense was partially offset by our Infrastructure and Non-Operating Corporate segments due to a net decrease in outstanding principal balances.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2025, increased $4.7 million to $5.9 million from $1.2 million for the three months ended March 31, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the three months ended March 31, 2025, as a result of the equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the three months ended March 31, 2024, Pansend's basis in MediBeacon increased by $1.2 million due to the issuance of additional convertible note investments, resulting in Pansend recognizing $1.2 million of equity method losses that were previously unrecognized. As of both March 31, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Refer to Note 6. Investments included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

Other income (expense), net: Other income, net for the three months ended March 31, 2025, increased $5.2 million to income of $4.0 million from an expense of $1.2 million for the three months ended March 31, 2024. The increase was primarily driven by the $4.4 million step-up gain following MediBeacon's FDA approval in January 2025 and an unrepeated $2.2 million loss on debt extinguishment at R2 Technologies in the comparable period. These increases were partially offset by a decrease in foreign currency translation gains from our Infrastructure segment, and a legal settlement at our Non-Operating Corporate segment in the current period.

Income tax expense: Income tax expense for the three months ended March 31, 2025, increased $3.8 million to $7.1 million from $3.3 million for the three months ended March 31, 2024. The increase was primarily driven by the impact of projected pre-tax results on the annual effective tax rate and the limitations on the utilization of net operating losses ("NOL") by INNOVATE's U.S. consolidated group as a result of the Internal Revenue Code Section 382 and the Tax Cuts and Jobs Act's 80 percent limitation on NOLs incurred after 2017.

The Organization for Economic Cooperation and Development ("OECD") has announced an Inclusive Framework on Base Erosion and Profit Shifting including a Pillar Two Model to provide for a 15% global minimum tax on the earnings of multinational corporations with consolidated revenue over €750 million. Many jurisdictions have enacted Pillar Two legislation that started to become effective in 2024. The OECD, and its member countries, continue to release new guidance and legislation on Pillar Two. Based on current enacted laws, Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next year. We will continue to evaluate the impact on our financial position as new legislation or guidance is introduced which could change our current assessment.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs and (gains) losses on lease modifications; (iii) asset impairment expense; (iv) accretion of asset retirement obligations; and (v) Federal Communications Commission (the "FCC") reimbursements, as applicable. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Three Months Ended March 31,
	2025	2024	Increase / (Decrease)
Revenue	$264.9	$307.9	$(43.0)

Cost of revenue	223.5	263.1	(39.6)
Selling, general and administrative	29.3	30.9	(1.6)
Depreciation and amortization	3.1	3.0	0.1
Other operating (income) loss	(0.1)	1.6	(1.7)
Income from operations	$9.1	$9.3	$(0.2)

Revenue: Revenue for the three months ended March 31, 2025, decreased $43.0 million to $264.9 million from $307.9 million for the three months ended March 31, 2024. The decrease was primarily driven by the timing and size of projects at Banker Steel and the industrial maintenance and repair business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed or are nearing completion in the current period. This was partially offset by an increase at DBMG's commercial structural steel fabrication and erection business as a result of an increase in project work.

Cost of revenue: Cost of revenue for the three months ended March 31, 2025, decreased $39.6 million to $223.5 million from $263.1 million for the three months ended March 31, 2024. The decrease was primarily driven by the decrease in revenues at Banker Steel and the industrial maintenance and repair business from the timing of project activity on certain large commercial construction projects and decreases in costs as they wind down and near completion or were completed in the current period, which was partially offset by an increase in costs associated with DBMG's commercial structural steel fabrication and erection business as a result of an increase in project work.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2025, decreased $1.6 million to $29.3 million from $30.9 million for the three months ended March 31, 2024. The decrease was primarily driven by decreases in professional and consulting fees, compensation-related and travel expenses, which was partially offset by an increase in computer and software-related costs in the current period.

Other operating (income) loss: Other operating (income) loss for the three months ended March 31, 2025, improved by $1.7 million to income of $0.1 million from a loss of $1.6 million for the three months ended March 31, 2024. The improvement was primarily driven by an unrepeated loss related to a plant closure in the comparable period.

Life Sciences Segment

	Three Months Ended March 31,
	2025	2024	Increase / (Decrease)
Revenue	$3.1	$1.0	$2.1

Cost of revenue	2.3	0.6	1.7
Selling, general and administrative	3.7	3.5	0.2
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(3.0)	$(3.2)	$0.2

Revenue: Revenue for the three months ended March 31, 2025, increased $2.1 million to $3.1 million from $1.0 million for the three months ended March 31, 2024. The increase in revenue was attributable to R2 Technologies, driven by an increase in unit sales of both Glacial fx and Glacial Rx systems and an increase in consumable sales in North America, as well as an increase in Glacial Spa unit sales, consumable sales and Glacial fx unit sales outside North America.

Cost of revenue: Cost of revenue for the three months ended March 31, 2025, increased $1.7 million to $2.3 million from $0.6 million for the three months ended March 31, 2024. The increase in cost of revenue was attributable to R2 Technologies, primarily driven by the increase in revenue from the additional system and consumables sales noted above, and, to a lesser extent, the related increases in warranty expenses, royalty expenses, and freight costs. The increase in cost of revenue was partially offset by changes in product mix sold as the Glacial fx and Glacial Spa systems have a lower production cost per system compared to the Glacial Rx.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2025, increased $0.2 million to $3.7 million from $3.5 million for the three months ended March 31, 2024. The increase was primarily driven by R2 Technologies as a result of an increase in selling costs due to an increase in unit sales.

Spectrum Segment

	Three Months Ended March 31,
	2025	2024	Increase / (Decrease)
Revenue	$6.2	$6.3	$(0.1)

Cost of revenue	2.9	2.9	—
Selling, general and administrative	1.9	1.9	—
Depreciation and amortization	1.2	1.3	(0.1)
Income from operations	$0.2	$0.2	$—

Revenue: Revenue for the three months ended March 31, 2025, decreased slightly by $0.1 million to $6.2 million from $6.3 million for the three months ended March 31, 2024. The decrease was primarily driven by the termination of a few networks and individual markets, which was partially offset by the launch of new networks subsequent to the comparable period.

Depreciation and amortization: Depreciation and amortization for the three months ended March 31, 2025, decreased slightly by $0.1 million to $1.2 million from $1.3 million for the three months ended March 31, 2024.

Non-Operating Corporate

	Three Months Ended March 31,
	2025	2024	Increase / (Decrease)
Selling, general and administrative	$2.9	$3.2	$(0.3)
Other operating loss	—	0.3	(0.3)
Loss from operations	$(2.9)	$(3.5)	$0.6

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2025, decreased $0.3 million to $2.9 million from $3.2 million for the three months ended March 31, 2024, primarily driven by a decrease in legal fees due to legal matters settled subsequent to the comparable period, which was partially offset by an increase in share-based compensation expense related to the issuance of equity awards to our Interim-CEO, which awards had not yet been granted in the comparable period.

Other operating loss: Other operating loss for the three months ended March 31, 2025, decreased $0.3 million to zero from $0.3 million for the three months ended March 31, 2024. Other operating loss in the comparable period related to lease termination costs for two leases the Company exited in the comparable period.

Loss from Equity Investees

	Three Months Ended March 31,
	2025	2024	(Increase) / Decrease
Life Sciences	$(5.9)	$(1.2)	$(4.7)
Loss from equity investees	$(5.9)	$(1.2)	$(4.7)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended March 31, 2025, increased $4.7 million to $5.9 million from $1.2 million for the three months ended March 31, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the three months ended March 31, 2025, as a result of the equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the three months ended March 31, 2024, Pansend's basis in MediBeacon increased by $1.2 million due to the issuance of additional convertible notes, resulting in Pansend recognizing $1.2 million of equity method losses that were previously unrecognized. As of both March 31, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment.

Refer to Note 6. Investments included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, asset impairment expense and FCC reimbursements; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; and realignment and exit costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended March 31,
	2025	2024	Increase / (Decrease)
Infrastructure	$16.7	$18.3	$(1.6)
Life Sciences	(8.7)	(4.2)	(4.5)
Spectrum	1.4	1.6	(0.2)
Non-Operating Corporate	(2.2)	(2.9)	0.7
Other and Eliminations	—	—	—
Adjusted EBITDA	$7.2	$12.8	$(5.6)

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp to Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

(in millions)	Three Months Ended March 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$4.6	$(7.6)	$(5.4)	$(16.1)	$—	$(24.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Depreciation and amortization (included in cost of revenue)	3.5	—	—	—	—	3.5
Other operating income	(0.1)	—	—	—	—	(0.1)
Interest expense	2.1	4.5	3.7	9.9	—	20.2
Other (income) expense, net	(0.3)	(4.5)	2.2	(1.4)	—	(4.0)
Income tax expense	2.3	—	—	4.8	—	7.1
Non-controlling interest	0.4	(1.4)	(0.3)	—	—	(1.3)
Share-based compensation expense	—	0.2	—	0.6	—	0.8
Realignment and exit costs	1.1	—	—	—	—	1.1
Adjusted EBITDA	$16.7	$(8.7)	$1.4	$(2.2)	$—	$7.2

(in millions)	Three Months Ended March 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$4.4	$(4.5)	$(4.8)	$(12.5)	$—	$(17.4)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.0	0.1	1.3	—	—	4.4
Depreciation and amortization (included in cost of revenue)	4.0	—	—	—	—	4.0
Other operating loss	1.6	—	—	0.3	—	1.9
Interest expense	2.7	0.9	3.4	10.2	—	17.2
Other (income) expense, net	(0.8)	2.0	2.0	(2.0)	—	1.2
Income tax expense	2.5	—	—	0.8	—	3.3
Non-controlling interest	0.4	(2.8)	(0.3)	—	—	(2.7)
Share-based compensation expense	—	0.1	—	0.3	—	0.4
Realignment and exit costs	0.5	—	—	—	—	0.5
Adjusted EBITDA	$18.3	$(4.2)	$1.6	$(2.9)	$—	$12.8

Infrastructure: Net income from our Infrastructure segment for the three months ended March 31, 2025, increased $0.2 million to $4.6 million from $4.4 million for the three months ended March 31, 2024. Adjusted EBITDA from our Infrastructure segment for the three months ended March 31, 2025, decreased $1.6 million to $16.7 million from $18.3 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue at both Banker Steel and the industrial maintenance and repair businesses due to timing of certain large commercial construction projects that have since been completed or are nearing completion in the current period. The decrease was partially offset by an increase in gross margins at the industrial maintenance and repair business and an increase in gross profit at DBMG's commercial structural steel fabrication and erection business due to an increase in project work, as well as a decrease in recurring SG&A, primarily as a result of decreases in professional and consulting fees and compensation-related and travel expenses, partially offset by an increase in computer and software-related costs in the current period.

Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2025, increased $3.1 million to $7.6 million from $4.5 million for the three months ended March 31, 2024. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2025, increased $4.5 million to $8.7 million from $4.2 million for the three months ended March 31, 2024. The increase in Adjusted EBITDA loss was primarily due to an increase in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above, and an increase in selling costs at R2 Technologies due to the increase in unit sales. The increase in Adjusted EBITDA loss was partially offset by an increase in gross profit at R2 Technologies, driven by an increase in unit sales of both the Glacial fx and Glacial Rx systems and an increase in consumable sales in North America, as well as an increase in Glacial Spa unit sales, consumable sales and Glacial fx unit sales outside North America.

Spectrum: Net loss from our Spectrum segment for the three months ended March 31, 2025, increased $0.6 million to $5.4 million from $4.8 million for the three months ended March 31, 2024. Adjusted EBITDA from our Spectrum segment for the three months ended March 31, 2025, decreased slightly by $0.2 million to $1.4 million from $1.6 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA was primarily driven by the termination of a few networks and individual markets, which was partially offset by the launch of new networks subsequent to the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the three months ended March 31, 2025, increased $3.6 million to $16.1 million from $12.5 million for the three months ended March 31, 2024. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended March 31, 2025, decreased $0.7 million to $2.2 million from $2.9 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in legal fees due to legal matters settled subsequent to the comparable period.

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

Infrastructure Segment

As of March 31, 2025, DBMG's backlog was $1,369.9 million, consisting of $939.0 million under contracts or purchase orders and $430.9 million under letters of intent or notices to proceed. Approximately $714.6 million, representing 52.2% of DBMG’s backlog as of March 31, 2025, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG includes an additional $12.1 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment's liquidity needs are primarily for interest payments on its 2026 Senior Secured Notes, 2026 Convertible Notes, Revolving Line of Credit, CGIC Unsecured Note, and dividend payments on its Series A-3 and Series A-4 Preferred Stock and recurring operational expenses.

On a consolidated basis, as of March 31, 2025, we had $33.3 million of cash and cash equivalents, excluding restricted cash, compared to $48.8 million as of December 31, 2024. On a stand-alone basis, as of March 31, 2025, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $3.0 million and $2.3 million of marketable securities, as compared to cash and cash equivalents, excluding restricted cash, of $13.8 million and $1.8 million of marketable securities as of December 31, 2024.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of March 31, 2025, we had $672.0 million of principal indebtedness on a consolidated basis compared to $668.3 million as of December 31, 2024, a net increase of $3.7 million, which was primarily due to a $2.5 million net increase in debt at our Infrastructure segment, and an increase at our Life Sciences segment due to the capitalization of $1.2 million of unpaid accrued interest at R2 Technologies into their outstanding principal balance.

On a stand-alone basis, our Non-Operating Corporate segment indebtedness was $429.9 million in principal amount as of both March 31, 2025 and December 31, 2024. The March 31, 2025, indebtedness balance consists of the $330.0 million aggregate principal amount of 2026 Senior Secured Notes, $48.9 million aggregate principal amount of 2026 Convertible Notes (which excludes the $2.9 million 2026 Convertible Notes repurchased in 2024 and retired by the Company in 2025), $31.0 million principal amount of the CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note increased from 9.0% per annum to 16.0% per annum on May 9, 2024, and will increase from 16.0% per annum to 32.0% per annum on May 9, 2025.

We are required to make dividend payments on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year.

Our Non-Operating Corporate segment received $15.6 million in net tax sharing payments from our Infrastructure segment for the three months ended March 31, 2025.

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

Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a rights offering ("Rights Offering"), in which each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), were granted rights to purchase common stock. In connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital (the "Investment Agreement"), pursuant to which Lancer Capital agreed to purchase up to $19.0 million of Series C Preferred Stock as a backstop to the Rights Offering (the "Backstop Commitment") and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"). Lancer Capital is an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 530,611 shares of common stock (5,306,105 shares of common stock on a pre Reverse Stock Split (see below) basis) for $3.7 million. In addition, Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the Backstop Commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which were capitalized into Additional paid in capital ("APIC"). On June 18, 2024, the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock, and approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock (44,693,895 shares of common stock on a pre Reverse Stock Split basis), and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock.

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

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of current debt at our Non-Operating Corporate segment and the Company's subsidiaries as well as from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next twelve months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including potentially refinancing the debt at our Non-Operating Corporate segment and its subsidiaries, pursuing asset sales, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended March 31,
	2025	2024
Infrastructure	$4.1	$5.2
Life Sciences	0.1	0.1
Spectrum	0.5	0.3
Total	$4.7	$5.6

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

For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). In July 2024, we repurchased $2.9 million principal amount of our 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As of March 31, 2025, we had $48.9 million principal amount of 2026 Convertible Notes outstanding. The 2026 Convertible Notes mature on August 1, 2026, unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year.

For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of March 31, 2025. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD. The maturity date of the Revolving Line of Credit, as amended on March 6, 2025, is August 1, 2025. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million.

For additional information on the terms and conditions of the Revolving Line of Credit, including guarantees and ranking and collateral, refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025.

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

Refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and to Note 16. Equity and Temporary Equity and to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025, for additional information.

Infrastructure

As of March 31, 2025, our Infrastructure segment has aggregate principal outstanding debt, including obligations under finance leases, of $147.2 million.

DBMG has a $135.0 million Revolving Line with UMB that bears interest at a prime rate minus a spread with an interest rate floor of 4.25%. As of March 31, 2025, the outstanding balance was $50.0 million. The effective interest rate on the Revolving Line with UMB was 6.72% as of March 31, 2025. The Revolving Line with UMB matures on August 15, 2025, and interest is paid monthly. The Revolving Line with UMB also includes a commitment fee equal to 0.25% per annum times the average daily unused availability under the line.

DBMG also has a $72.8 million term loan due 2026 (the "3.25% UMB Term Loan"), which expires May 31, 2026, and bears interest at an annual rate of 3.25% with an effective interest rate of 3.3%. Principal payments and interest are paid monthly. On June 28, 2024, DBM and UMB entered into the Third Amendment to the UMB Credit Agreement. The amendment added an incremental separate term loan of $25.0 million to the existing credit facility, of which $24.2 million is outstanding as of March 31, 2025. The incremental term loan bears the same interest rate as the Revolving Line with UMB and has the same maturity date as the initial 3.25% UMB Term Loan.

Refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025, for additional details regarding the indebtedness of our Infrastructure segment.

Life Sciences

As of March 31, 2025, our Life Sciences segment has aggregate principal outstanding debt of $25.2 million.

R2 Technologies has a short-term note with Lancer Capital. Interest on the note, as amended, is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and another additional exit fee of $1.0 million was incurred under the amendment, which continues to increase by $1.0 million each month until maturity. The base exit fee, as amended, and as of March 31, 2025, was equal to 12.41% of the principal amount being repaid and continues to increase by 0.17% each month until maturity. The total new exit fees associated with the notes have been recorded as an original issue discount of $8.7 million and are being amortized over the remaining life of the note, which is assumed to be the maturity date. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees amount of $16.5 million which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. In addition, under the recent amendment, a new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date. The $5.0 million default fee will only be recognized in the event of a default on August 1, 2025.

As of March 31, 2025, the total carrying amount relating to the 20% note was $36.4 million, inclusive of $25.2 million of principal and capitalized interest, partially offset by $5.3 million of unamortized original issue discount, which are included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $16.5 million in total accrued exit fees which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet.

Refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025, for additional information on the note and the various amendments.

On February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend, into shares of a new Series E Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. Refer to Note 15. Equity and Temporary Equity included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Spectrum

As of March 31, 2025, our Spectrum segment has aggregate principal outstanding debt of $69.7 million, consisting of 8.50% and 11.45% Notes. Interest is capitalized and payable upon maturity of the notes. The maturity date, as amended, of Spectrum's 8.50% and 11.45% Notes, is August 15, 2025.

The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability of $15.9 million is reflected within Accrued Liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2025. As of March 31, 2025 and December 31, 2024, the weighted-average effective interest rates on the notes, as amended, was 22.9% and 22.8%, respectively.

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

Refer to Note 11. Debt Obligations included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025, for additional information.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 2026 Senior Secured Notes and all other Debt, including Convertible Series A-3 and Series A-4 Preferred Stock mandatory cash dividends or any other mandatory cash pay Series A-3 and Series A-4 Preferred Stock but excluding any obligation to pay interest on Series A-3 and Series A-4 Preferred Stock or any other mandatory cash payments on Series A-3 and Series A-4 Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of March 31, 2025, the Company was in compliance with this covenant.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of March 31, 2025, the Company was in compliance with this covenant.

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

As of March 31, 2025, we were in compliance with the covenants of our debt agreements.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Three Months Ended March 31,		Increase / (Decrease)
	2025	2024
Cash used in operating activities	$(14.1)	$(25.4)	$11.3
Cash used in investing activities	(3.9)	(3.3)	(0.6)
Cash provided by (used in) financing activities	2.4	(12.9)	15.3
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.2	(0.8)	1.0
Net decrease in cash and cash equivalents, including restricted cash	$(15.4)	$(42.4)	$27.0

Operating Activities

Cash used in operating activities was $14.1 million for the three months ended March 31, 2025, as compared to $25.4 million for the three months ended March 31, 2024, a decrease in cash used in operating activities of $11.3 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the three months ended March 31, 2025, the decrease in cash used in operating activities was primarily driven by a decrease in working capital outflows at our Infrastructure segment, partially offset by an increase in cash used in operating activities at our Non-Operating Corporate segment. The decrease in working capital outflows at our Infrastructure segment was primarily due to normal business fluctuations in accounts receivable, accounts payable, contract-related assets and liabilities, and other accrued liabilities due to the timing of regular billing and collection activities and changes in contract assets and liabilities due to ordinary course business project activity. Our Non-Operating Corporate segment's increase in cash used in operating activities was primarily due to an increase in net loss and increases in working capital outflows primarily for taxes and interest.

Investing Activities

Cash used in investing activities was $3.9 million for the three months ended March 31, 2025, as compared to $3.3 million for the three months ended March 31, 2024, an increase in cash used in investing activities of $0.6 million. Capital expenditures totaled $4.7 million, or $3.6 million net of proceeds from disposals, for the three months ended March 31, 2025, as compared to $5.6 million, or $2.5 million net of proceeds from disposals, for the three months ended March 31, 2024, for an increase in cash used in investing activities of $1.1 million. The increase was primarily driven by our Infrastructure segment, which had more PP&E sales in the comparable period due to a plant closure in the first quarter of 2024, partially offset by fewer PP&E additions in the current period, and a slight increase in PP&E additions at our Spectrum segment in the current period. In addition, our Corporate segment purchased marketable investments for $0.3 million during the three months ended March 31, 2025, and other investing activities for the comparable period included unrepeated proceeds of $0.4 million which primarily related to a note receivable at our Life Sciences segment. These increases in cash used in investing activities were partially offset by unrepeated loans made by our Life Sciences segment to MediBeacon of $1.2 million in the comparable period.

Financing Activities

Cash provided by financing activities was $2.4 million for the three months ended March 31, 2025, as compared to cash used in financing activities of $12.9 million for the three months ended March 31, 2024, an improvement in financing cash flows of $15.3 million. The improvement was primarily driven by our Infrastructure segment's payment activity on its Revolving Line with UMB, which had a $35.0 million net decrease in revolving credit line outflows due to payments made in the comparable period to reduce the outstanding balance. For the three months ended March 31, 2025, principal payments for other debt obligations at our Infrastructure segment totaled $2.2 million, as compared to $7.6 million in the comparable period, a decrease of $5.4 million. These improvements were partially offset by our Non-Operating Corporate segment, which had completed the issuance of the $25.0 million Convertible Series C Preferred Stock in the comparable period related to the 2024 Rights Offering and Concurrent Private Placement.

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

DBMG is required to make monthly interest payments on all of its debt. Based upon the March 31, 2025 debt balance, DBMG anticipates that its interest payments will be approximately $1.5 million for each quarter of 2025.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended March 31, 2025. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties included in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Factors that could cause actual results, events and developments to differ include, without limitation: the ability of our subsidiaries (including, target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, our and our subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing future acquisitions and dispositions and the successful integration of acquisitions, litigation, potential and contingent liabilities, management’s plans, changes in regulations and taxes.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, and the documents incorporated herein by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Unsecured Note and Revolving Line of Credit, the Certificates of Designation governing INNOVATE’s Series A-3 Preferred Stock and Series A-4 Preferred Stock and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC March 31, 2025, and future financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•the uncertain effects of U.S. and foreign government actions affecting international trade and economic policy, including changes in volatility in tariffs and trade policies and retaliatory actions, on credit markets, customers, and customer retention, and demand for our products and services;
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
•governmental regulation in the healthcare industry; and
•our Life Sciences segment's possible inability to raise additional capital when needed or refinance its existing debt, on attractive terms, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2024 Form 10-K, which was filed with the SEC on March 31, 2025. See "Risk Factors" in Item 1A of Part I of such Fiscal Year 2024 Form 10-K for a complete description of the material risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the quarter ended March 31, 2025, there were 15,042 shares withheld in connection with the vesting of employee equity awards at a weighted-average price of $7.53 per share.

ITEM 5. OTHER INFORMATION

(c) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

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

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal periods ended March 31, 2025, and March 31, 2024, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 6, 2025