Form 10-Q
period 2025-06-30
INNOVATE Corp.
filed 2025-08-05
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of August 1, 2025, 13,336,149 shares of common stock, par value $0.001, were outstanding.

1

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$242.0	$313.1	$516.2	$628.3
Cost of revenue	196.4	247.5	425.1	514.1
Gross profit	45.6	65.6	91.1	114.2
Operating expenses:
Selling, general and administrative	35.1	42.9	72.9	82.4
Depreciation and amortization	4.4	4.4	8.8	8.8
Other operating loss (income)	1.2	(10.5)	1.1	(8.6)
Income from operations	4.9	28.8	8.3	31.6
Other (expense) income:
Interest expense	(21.4)	(16.5)	(41.6)	(33.7)
Loss from equity investees	—	(1.1)	(5.9)	(2.3)
Other (expense) income, net	(0.3)	0.2	3.7	(1.0)
(Loss) income from operations before income taxes	(16.8)	11.4	(35.5)	(5.4)
Income tax (expense) benefit	(4.2)	2.5	(11.3)	(0.8)
Net (loss) income	(21.0)	13.9	(46.8)	(6.2)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.2	0.5	2.5	3.2
Net (loss) income attributable to INNOVATE Corp.	(19.8)	14.4	(44.3)	(3.0)
Less: Preferred dividends	2.2	0.3	2.5	0.6
Net (loss) income attributable to common stockholders and participating preferred stockholders	$(22.0)	$14.1	$(46.8)	$(3.6)

(Loss) earnings per common share (1)
Basic	$(1.67)	$1.11	$(3.56)	$(0.35)
Diluted	$(1.67)	$1.03	$(3.56)	$(0.35)

Weighted-average common shares outstanding (1)
Basic	13,146,750	8,920,485	13,130,930	8,392,923
Diluted	13,146,750	14,425,756	13,130,930	8,392,923
(1) Basic and diluted (loss) earnings per common share and basic and diluted weighted-average common shares outstanding for the three and six months ended June 30, 2024, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(21.0)	$13.9	$(46.8)	$(6.2)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	0.9	0.4	1.1	(0.7)
Other comprehensive income (loss)	$0.9	$0.4	$1.1	$(0.7)
Comprehensive (loss) income	(20.1)	14.3	(45.7)	(6.9)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	1.1	0.5	2.4	3.3
Comprehensive (loss) income attributable to INNOVATE Corp.	$(19.0)	$14.8	$(43.3)	$(3.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$33.4	$48.8
Accounts receivable, net	242.7	194.0
Contract assets	83.0	106.3
Inventory	20.7	20.8
Other current assets	18.6	21.0
Total current assets	398.4	390.9
Investments	4.4	3.6
Deferred tax asset	1.6	1.6
Property, plant and equipment, net	132.1	133.6
Goodwill	126.9	126.7
Intangibles, net	168.6	172.4
Other assets	58.9	62.3
Total assets	$890.9	$891.1
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$80.2	$84.8
Accrued liabilities	125.4	109.7
Current portion of debt obligations	477.5	162.2
Contract liabilities	172.8	109.1
Other current liabilities	17.2	17.2
Total current liabilities	873.1	483.0
Deferred tax liability	4.5	4.4
Debt obligations	160.1	500.6
Other liabilities	42.5	46.8
Total liabilities	1,080.2	1,034.8
Commitments and contingencies (Note 13)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	17.9	16.1
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 of Series A-3 and 10,000 of Series A-4
Redeemable non-controlling interest	(0.8)	(0.5)
Total temporary equity	17.1	15.6
Stockholders’ deficit
Common stock, $0.001 par value	—	—
Shares authorized: 250,000,000
Shares issued: 13,499,991 and 13,410,179, respectively
Shares outstanding: 13,336,149 and 13,261,379, respectively
Additional paid-in capital	349.2	350.1
Treasury stock, at cost: 163,842 and 148,800 shares, respectively	(5.6)	(5.4)
Accumulated deficit	(566.2)	(521.9)
Accumulated other comprehensive loss	(2.2)	(3.2)
Total INNOVATE Corp. stockholders’ deficit	(224.8)	(180.4)
Non-controlling interest	18.4	21.1
Total stockholders’ deficit	(206.4)	(159.3)
Total liabilities, temporary equity and stockholders’ deficit	$890.9	$891.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of March 31, 2025	$15.4	13,283.2	$—	$350.7	$(5.5)	$(546.4)	$(3.0)	$(204.2)	$19.9	$(184.3)
Share-based compensation	—	—	—	0.7	—	—	—	0.7	—	0.7
Taxes paid in lieu of shares issued for share-based compensation	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Dividends	1.8	—	—	(2.2)	—	—	—	(2.2)	(0.5)	(2.7)
Issuance of common stock, net of forfeitures	—	52.9	—	—	—	—	—	—	—	—
Net loss	(0.1)	—	—	—	—	(19.8)	—	(19.8)	(1.1)	(20.9)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8	0.1	0.9
Balance as of June 30, 2025	$17.1	13,336.1	$—	$349.2	$(5.6)	$(566.2)	$(2.2)	$(224.8)	$18.4	$(206.4)

Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
Share-based compensation	—	—	—	1.5	—	—	—	1.5	—	1.5
Taxes paid in lieu of shares issued for share-based compensation	—	(15.1)	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends	1.8	—	—	(2.5)	—	—	—	(2.5)	(0.5)	(3.0)
Issuance of common stock, net of forfeitures	—	89.8	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	0.1	—	—	—	0.1	(0.1)	—
Other	—	—	—	—	—	—	—	—	—	—
Net loss	(0.3)	—	—	—	—	(44.3)	—	(44.3)	(2.2)	(46.5)
Other comprehensive income	—	—	—	—	—	—	1.0	1.0	0.1	1.1
Balance as of June 30, 2025	$17.1	13,336.1	$—	$349.2	$(5.6)	$(566.2)	$(2.2)	$(224.8)	$18.4	$(206.4)

(a) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $3.4 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (b)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
		Shares (a) (thousands)	Amount (a)
Balance as of March 31, 2024	$38.6	7,988.6	$—	$327.8	$(5.4)	$(504.7)	$(2.1)	$(184.4)	$11.2	$(173.2)
Share-based compensation	—	—	—	0.4	—	—	—	0.4	—	0.4
Preferred stock dividends	—	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of common stock	—	64.4	—	—	—	—	—	—	—	—
Issuance of preferred stock	6.3	—	—	—	—	—	—	—	—	—
Rights offering, net of transaction costs	1.3	530.6	—	2.4	—	—	—	2.4	—	2.4
Series C Preferred Share Conversion	(31.3)	4,469.4	—	31.3	—	—	—	31.3	—	31.3
Effect of Series D investment in R2 Technologies	1.1	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)
Transactions with non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other	0.1	—	—	—	—	—	—	—	—	—
Net (loss) income	(0.2)	—	—	—	—	14.4	—	14.4	(0.3)	14.1
Other comprehensive income	—	—	—	—	—	—	0.4	0.4	—	0.4
Balance as of June 30, 2024	$15.9	13,053.0	$—	$348.4	$(5.4)	$(490.3)	$(1.7)	$(149.0)	$22.9	$(126.1)

Balance as of December 31, 2023	$15.4	7,923.5	$—	$328.3	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)
Share-based compensation	—	—	—	0.8	—	—	—	0.8	—	0.8
Preferred stock dividends	(0.3)	—	—	(0.6)	—	—	—	(0.6)	—	(0.6)
Issuance of common stock	—	129.5	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	31.3	—	—	—	—	—	—	—	—	—
Rights offering, net of transaction costs	—	530.6	—	1.9	—	—	—	1.9	—	1.9
Series C Preferred Share Conversion	(31.3)	4,469.4	—	31.3	—	—	—	31.3	—	31.3
Effect of Series D investment in R2 Technologies	1.1	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)
Transactions with non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Other	0.1	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Net loss	(0.4)	—	—	—	—	(3.0)	—	(3.0)	(2.8)	(5.8)
Other comprehensive loss	—	—	—	—	—	—	(0.6)	(0.6)	(0.1)	(0.7)
Balance as of June 30, 2024	$15.9	13,053.0	$—	$348.4	$(5.4)	$(490.3)	$(1.7)	$(149.0)	$22.9	$(126.1)

(a) The number and amount of shares and Additional Paid-in Capital as of December 31, 2023, and March 31, 2024, and as of and for three and six month periods ended June 30, 2024, have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024. Refer to Note 15. Equity and Temporary Equity.
(b) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $3.0 million and $2.4 million as of June 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(46.8)	$(6.2)
Adjustments to reconcile net loss to cash used in operating activities
Share-based compensation expense	1.5	0.8
Depreciation and amortization (including amounts in cost of revenue)	15.3	16.7
Gain on lease modification	(0.1)	(7.7)
Amortization of deferred financing costs and debt discount	11.9	3.7
Net loss on extinguishment of debt	0.3	2.2
Loss from equity investees	5.9	2.3
Step-up of equity method investments and unrealized gains on marketable securities	(4.9)	—
Deferred income tax expense	0.1	0.2
Other operating activities, net	1.7	(1.1)
Changes in assets and liabilities:
Accounts receivable	(49.7)	102.5
Contract assets	23.3	17.4
Other current assets	1.4	(0.3)
Inventory	0.1	1.5
Other assets	5.5	5.4
Accounts payable	(5.1)	(52.7)
Accrued liabilities	9.3	(5.8)
Contract liabilities	63.7	(80.7)
Other current liabilities	(0.1)	0.8
Other liabilities	(7.0)	(2.9)
Cash provided by (used in) operating activities	26.3	(3.9)
Cash flows from investing activities
Purchase of property, plant and equipment	(10.8)	(8.7)
Proceeds from disposal of property, plant and equipment	1.2	9.8
Loans to equity method investee	—	(2.3)
Purchase of investments	(0.3)	—
Cash paid for asset acquisitions	(0.3)	—
Other investing activities	—	0.5
Cash used in investing activities	(10.2)	(0.7)
Cash flows from financing activities
Proceeds from rights offering and private placement, net of issuance costs	—	33.2
Proceeds from lines of credit, net of deferred financing costs	71.2	20.0
Payments on lines of credit	(86.8)	(50.0)
Proceeds from other debt obligations, net of deferred financing costs	20.8	24.8
Principal payments for other debt obligations	(36.2)	(22.8)
Dividend payments	(1.1)	(0.6)
Other financing activities	(0.1)	—
Cash (used in) provided by financing activities	(32.2)	4.6
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.8	(0.6)
Net decrease in cash and cash equivalents, including restricted cash	(15.3)	(0.6)
Cash, cash equivalents and restricted cash, beginning of period	49.3	82.3
Cash, cash equivalents and restricted cash, end of period	$34.0	$81.7

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

The Company currently has three reportable segments, plus the Company's Other segment, based on management’s organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds.

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

2.The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest of 81.0% (81.4% as of December 31, 2024) in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of June 30, 2025, had a 44.7% interest (45.9% as of December 31, 2024) in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, and maintained a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

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

The principal conditions leading to this conclusion are the upcoming maturity of R2 Technologies' debt and from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next twelve months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales and refinancing the debt at Corporate and certain of its subsidiaries, and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. Refer to Note 21. Subsequent Events for additional information.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Recent Accounting Pronouncements

Accounting Pronouncements Issued But Pending Adoption

On July 30, 2025, the Financial Accounting Standard Board ("FASB") issued ASU 2025-05 Financial Instruments - Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). The amendments in ASU 2025-05 provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of an asset when developing reasonable and supportable forecasts as part of the estimation of expected credit losses. ASU 2025-05 is effective prospectively for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on the Company’s Condensed Consolidated Financial Statements.

On May 14, 2025, FASB issued ASU 2025-04 Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"). The amendments in ASU 2025-04 revise the definition of the term performance condition for share-based consideration payable to a customer. ASU 2025-04 is effective on either a modified retrospective or retrospective basis (companies may choose between either method) for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on the Company’s Condensed Consolidated Financial Statements.

On May 12, 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE ("ASU 2025-03"). The amendments in ASU 2025-03 require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider certain factors to determine which entity is the accounting acquirer. ASU 2025-03 is effective prospectively for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on future transactions and the Company’s Condensed Consolidated Financial Statements.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
3. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Infrastructure	$233.1	$305.2	$498.0	$613.1
Life Sciences	3.2	1.7	6.3	2.7
Spectrum	5.7	6.2	11.9	12.5
Total revenue	$242.0	$313.1	$516.2	$628.3

Accounts receivable, net, from contracts with customers consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Infrastructure	$237.3	$184.8
Life Sciences	2.0	1.5
Spectrum	1.6	1.9
Total accounts receivable with customers	$240.9	$188.2

As of January 1, 2024, accounts receivable, net, from contracts with customers totaled $273.2 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Industrial	$59.4	$93.6	$134.4	$177.7
Commercial	75.9	96.5	129.2	173.8
Transportation	41.2	69.4	85.9	169.8
Healthcare	24.1	39.2	76.2	73.5
Government	23.6	(1.0)	48.4	1.7
Leisure	4.5	1.7	11.2	2.7
Convention	2.3	3.0	8.2	8.5
Energy	1.8	1.6	3.6	3.8
Total revenue from contracts with customers	$232.8	$304.0	$497.1	$611.5
Other revenue	0.3	1.2	0.9	1.6
Total Infrastructure segment revenue	$233.1	$305.2	$498.0	$613.1

Contract assets and contract liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Costs incurred on contracts in progress	$1,229.6	$1,435.2
Estimated earnings	83.0	75.8
Contract revenue earned on uncompleted contracts	1,312.6	1,511.0
Less: progress billings	1,402.4	1,513.8
	$(89.8)	$(2.8)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$83.0	$106.3
Contract liabilities	(172.8)	(109.1)
	$(89.8)	$(2.8)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	June 30, 2025	December 31, 2024

Cost in excess of billings and estimated earnings	$31.8	$50.8
Conditional retainage	51.2	55.5
Contract assets	$83.0	$106.3

Billings in excess of costs and estimated earnings	$(208.7)	$(147.7)
Conditional retainage	35.9	38.6
Contract liabilities	$(172.8)	$(109.1)

As of January 1, 2024, contract assets were $118.6 million and contract liabilities were $153.5 million.

The change in contract assets during the six months ended June 30, 2025 and 2024, is a result of the recording of $42.2 million and $45.0 million, respectively, of contract assets driven by new commercial projects, partially offset by $65.5 million and $62.4 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the six months ended June 30, 2025 and 2024, is a result of the recording of periodic contract liabilities of $154.1 million and $57.4 million, respectively, driven largely by new commercial projects, partially offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $90.4 million and $138.1 million, respectively, including from certain large projects completed or nearing completion.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Commercial	$331.2	$50.8	$382.0
Healthcare	209.5	68.0	277.5
Industrial	234.8	7.6	242.4
Transportation	132.1	30.1	162.2
Government	153.5	7.0	160.5
Leisure	1.9	13.4	15.3
Convention	0.4	—	0.4
Energy	1.9	—	1.9
Remaining unsatisfied performance obligations	$1,065.3	$176.9	$1,242.2

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Systems and consumables revenue	$3.2	$1.7	$6.3	$2.7
Total Life Sciences segment revenue	$3.2	$1.7	$6.3	$2.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Broadcast station	$5.7	$6.2	$11.9	$12.5
Total Spectrum segment revenue	$5.7	$6.2	$11.9	$12.5

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of $12.3 million of broadcast station revenues of which $8.2 million is expected to be recognized within one year and $4.1 million is expected to be recognized within the next 3 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Contracts in progress	$237.3	$184.9
Unbilled retentions	0.1	0.1
Trade receivables	3.6	3.3
Other receivables	1.8	5.8
Allowance for expected credit losses	(0.1)	(0.1)
Total	$242.7	$194.0

As of January 1, 2024, accounts receivable, net totaled $278.4 million.

5. Inventory

Inventory consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Raw materials and consumables	$18.9	$19.6
Work in process	0.8	0.4
Finished goods	1.0	0.8
Total inventory	$20.7	$20.8

6. Investments

The carrying values of the Company's investments, by category, were as follows (in millions):

Date	Equity Method (1)	Fair Value (2)	Measurement Alternative (3)	Total
June 30, 2025	$0.9	$2.6	$0.9	$4.4
December 31, 2024	$0.9	$1.8	$0.9	$3.6
(1) The Company's equity method investments were comprised of MediBeacon and Scaled Cell as of both June 30, 2025 and December 31, 2024.
(2) The Company's fair value investments in common stock are comprised of marketable equity securities in two publicly traded companies that were purchased in October 2024 and March 2025.
(3) The Company's measurement alternative method investment was comprised of Triple Ring as of both June 30, 2025 and December 31, 2024.

The Company's recognized share of net losses from its equity method investments totaled zero and $1.1 million for the three months ended June 30, 2025 and 2024, respectively, and totaled $5.9 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% to 39.7%. As a result of these transactions, Pansend recognized a step-up gain of $4.4 million which is reflected in in Other (expense) income, net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, driven by the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

MediBeacon's total outstanding principal amount of notes due to Pansend was $0.5 million and $12.0 million, as of June 30, 2025 and December 31, 2024, respectively. Interest income earned by Pansend from the MediBeacon notes totaled $15 thousand and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and totaled $0.1 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. The related accrued interest receivable was $0.4 million and $1.7 million, as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.5 million in secured promissory notes which were offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $16.8 million.

Marketable Securities

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, which represents less than 1% of the total outstanding common stock of the issuer. In March 2025, the Company purchased common shares in the open market of another publicly traded company for $0.3 million, which represents less than 1% of the total outstanding equity of the issuer. These securities are remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs. For the three and six months ended June 30, 2025, unrealized fair value gains of $0.3 million and $0.5 million, respectively, related to these securities were included in Other (expense) income, net in the Condensed Consolidated Financial Statements. Subsequent to June 30, 2025, the Company sold these securities.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Equipment, furniture and fixtures, and software	$213.7	$211.0
Building and leasehold improvements	37.6	36.8
Land	18.6	18.6
Construction in progress	13.5	8.0
Plant and transportation equipment	7.4	7.4
	$290.8	$281.8
Less: Accumulated depreciation	158.7	148.2
Total	$132.1	$133.6

Depreciation expense was $5.5 million and $6.4 million for the three months ended June 30, 2025 and 2024, respectively. These amounts included $3.0 million and $3.9 million of depreciation expense recognized within cost of revenue for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $11.4 million and $12.9 million for the six months ended June 30, 2025 and 2024, respectively. These amounts included $6.5 million and $7.9 million of depreciation expense recognized within cost of revenue for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the net book value of equipment held under finance leases included in PP&E was $0.2 million and $0.5 million, respectively. As of June 30, 2025 and December 31, 2024, the gross value of capitalized internal-use software included in PP&E was $20.9 million and $20.7 million, respectively, and the net book value as of June 30, 2025 and December 31, 2024, was $8.2 million and $9.8 million, respectively.

Assets held-for-sale are included within Other current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2025, there were $6.0 million in assets held-for-sale, which primarily consisted of one building, equipment and land and the associated improvements at the Company's Infrastructure segment. As of December 31, 2024, there were $7.0 million in assets held-for-sale, which primarily consisted of one building, equipment and land and the associated building improvements at the Company's Infrastructure segment.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance as of December 31, 2024	$105.3	$21.4	$126.7
Translation adjustments	0.2	—	0.2
Balance as of June 30, 2025	$105.5	$21.4	$126.9

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	June 30, 2025	December 31, 2024

Federal Communications Commission ("FCC") licenses	$107.7	$107.7
Total	$107.7	$107.7

Definite-lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite-lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2025
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(11.8)	$13.3
Customer relationships and contracts	11 years	87.5	(51.7)	35.8
Channel sharing arrangements	35 years	12.6	(2.3)	10.3
Other	10 years	3.7	(2.2)	1.5
Total		$128.9	$(68.0)	$60.9

	Weighted-Average Original Useful Life	December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(11.0)	$14.1
Customer relationships and contracts	11 years	87.4	(49.1)	38.3
Channel sharing arrangements	35 years	12.6	(2.2)	10.4
Other	10 years	3.9	(2.0)	1.9
Total		$129.0	$(64.3)	$64.7

Amortization expense for definite-lived intangible assets was $1.9 million for both the three months ended June 30, 2025 and 2024, respectively. Amortization expense for definite-lived intangible assets was $3.9 million and $3.8 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2025 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Balance Sheet Location	June 30, 2025	December 31, 2024

Right-of-use assets:
Operating lease	Other assets (non-current)	$50.0	$53.7
Finance lease	Property, plant and equipment, net	0.2	0.5
Total right-of-use assets		$50.2	$54.2

Lease liabilities:
Current portion of operating lease	Other current liabilities	$12.8	$12.9
Non-current portion of operating lease	Other liabilities	39.5	43.5
Finance lease	Debt obligations	0.2	0.6
Total lease liabilities		$52.5	$57.0

The following table summarizes the components of lease expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.2	$0.2
Net finance lease cost	0.1	0.1	0.2	0.2
Operating lease cost	4.6	4.4	8.8	8.9
Variable lease cost	0.1	0.2	0.3	0.3
Sublease income	—	(0.2)	—	(0.4)
Total non-current lease cost	$4.8	$4.5	9.3	9.0
Short-term lease costs	7.5	8.0	15.5	15.2
Total lease cost	$12.3	$12.5	$24.8	$24.2

Cash flow information related to leases is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$4.7	$4.8	$9.9	$9.8
Financing cash flows for finance leases	$0.1	$0.1	$0.2	$0.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$2.6	$3.6	$5.1	$6.2
Finance leases	$0.1	$—	$0.1	$—
(1) The above amounts exclude $4.0 million received during the three and six months ended June 30, 2025, and $4.0 million received during the three and six months ended June 30, 2024 for a lease modification incentive. See below for additional information.

The weighted-average remaining lease terms and the weighted-average discount rates for the Company's leases were as follows:

	June 30, 2025	December 31, 2024

Weighted-average remaining lease term (years) - operating leases	6.9	7.4
Weighted-average remaining lease term (years) - finance leases	2.2	2.7
Weighted-average discount rate - operating leases	6.2%	6.1%
Weighted-average discount rate - finance leases	4.9%	5.3%

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Future minimum lease commitments (undiscounted) as of June 30, 2025, were as follows (in millions):

	Operating Leases	Finance Leases
2025 (remaining period)	$7.8	$0.1
2026	13.5	0.1
2027	10.7	—
2028	7.7	—
2029	4.6	—
Thereafter	19.7	—
Total future minimum lease payments	64.0	0.2
Less: amounts representing interest	(11.7)	—
Total lease liability	$52.3	$0.2

On May 1, 2024, a subsidiary of DBMG amended the termination date of three property leases that had an original expiry date of March 31, 2031. In exchange, and as an inducement for DBMG to early terminate, the landlord agreed to pay DBMG $12.0 million in surrender fees in three equal installments, contingent on timely vacate and inspection milestones, of which DBMG received $4.0 million in surrender fees in 2024 and $4.0 million in surrender fees in 2025, with the remaining $4.0 million payment due to DBMG due within five business days of the vacate date in 2027 for the remaining property lease. After final surrender of the properties, DBMG will have no further obligations under these leases. The Company accounted for this transaction as a lease modification and recognized a $7.7 million gain on lease modification, which is included in Other operating loss (income) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024.

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Prepaid assets	$8.2	$10.9
Assets held-for-sale	6.0	7.0
Income tax receivable	2.1	0.6
Other	2.3	2.5
Total other current assets	$18.6	$21.0

Other Assets

Other assets, which are reflected within non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Right-of-use assets	$50.0	$53.7
Restricted cash - non-current	0.6	0.5
Other	8.3	8.1
Total other assets	$58.9	$62.3

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Accrued expenses	$13.8	$13.4
Accrued payroll and employee benefits	27.4	34.1
Accrued interest and exit fees (current portion)	74.0	61.0
Accrued sales and use taxes	0.3	0.4
Accrued income taxes	9.9	0.8
Total accrued liabilities	$125.4	$109.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Operating lease liability, current portion	$12.8	$12.9
Other	4.4	4.3
Total other current liabilities	$17.2	$17.2

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2025	December 31, 2024

Operating lease liability, net of current portion	$39.5	$43.5
Accrued interest (non-current portion)	—	0.7
Other	3.0	2.6
Total other liabilities	$42.5	$46.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Infrastructure
SOFR plus 3.00% Line of Credit	$30.0	$—
SOFR plus 3.00% Term Loan	85.0	—
PRIME minus 0.75% Line of Credit	—	45.0
3.25% Term Loan	—	74.6
PRIME minus 0.75% Term Loan	—	24.5
Obligations under finance leases	0.2	0.6
Total Infrastructure	$115.2	$144.7

Spectrum
8.50% Note	$19.3	$19.3
11.45% Notes	50.4	50.4
Total Spectrum	$69.7	$69.7

Life Sciences
20.00% Notes	$26.5	24.0
Total Life Sciences	$26.5	$24.0

Non-Operating Corporate
8.50% Senior Secured Notes	$330.0	$330.0
7.50% Convertible Senior Notes	48.9	48.9
SOFR plus 5.75% Line of Credit	20.0	20.0
CGIC Unsecured Note	31.0	31.0
Total Non-Operating Corporate	$429.9	$429.9

Total outstanding principal	$641.3	$668.3
Unamortized issuance discount, issuance premium, and deferred financing costs	(3.7)	(5.5)
Less: current portion of debt obligations	(477.5)	(162.2)
Debt obligations, net of current portion	$160.1	$500.6

Subsequent to quarter end, on August 4, 2025, the Company closed a series of indebtedness refinancing transactions that will extend certain of the Company’s debt maturities. The refinancing transactions include (i) the initial closing of an exchange offer and consent solicitation with respect to the Company’s senior secured notes, (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes, (iii) amendment and extension of the Company’s 2020 revolving credit agreement, (iv) amendment and extension of the Company’s CGIC note, as well as the exchange of a portion of the Company’s preferred stock held by CGIC in exchange for increasing the principal amount of that note, (v) amendment and extension of the Spectrum debt and (vi) amendment and extension of the R2 Technologies debt. Refer to Note 21. Subsequent Events for additional information.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

As of June 30, 2025, estimated future aggregate finance lease and debt payments, including interest, were as follows (in millions):

	Finance Leases	Debt	Total
2025 (remaining period) (1)(2)	$0.1	$169.7	$169.8
2026 (2)	0.1	429.6	429.7
2027 (2)	—	14.1	14.1
2028	—	13.1	13.1
2029	—	13.1	13.1
Thereafter	—	90.9	90.9
Total minimum principal and interest payments	0.2	730.5	730.7
Less: Amount representing interest (1)	—	(89.4)	(89.4)
Total aggregate finance lease and debt payments	$0.2	$641.1	$641.3
(1) Excludes exit fees for Spectrum and R2 Technologies.
(2) Excludes changes in certain maturities and additional estimated interest payments resulting from the extensions and refinancing subsequent to June 30, 2025, of the Non-Operating Corporate debt, the Spectrum debt, and the Life Sciences debt.

The interest rates on finance leases ranged from approximately 3.0% to 6.8%.

Infrastructure

On May 20, 2025, DBMG entered into an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with the lenders which are party thereto from time to time (each a “Lender” and collectively the “Lenders”) and UMB BANK, N.A. ("UMB"). The DBMG Credit Agreement provides DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contains an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Credit Facility will mature on May 20, 2030. DBMG entered into the DBMG Revolving Facility to fully repay DBMG’s existing debt obligations and provide additional working capital capacity.

On May 20, 2025, concurrently with DBMG’s entry into the new DBMG Credit Agreement, DBMG terminated its prior Credit Agreement, dated as of May 27, 2021 and as amended by the First Amendment to Credit Agreement, dated August 2, 2022, the Second Amendment to Credit Agreement, dated December 12, 2023, and the Third Amendment to Credit Agreement, dated June 28, 2024 (as amended, the “Prior DBMG Credit Agreement”). DBMG used a portion of the proceeds of the new DBMG Credit Agreement to refinance the indebtedness under the Prior DBMG Credit Agreement, and thereafter terminated the Prior DBMG Credit Agreement. The maturity dates of the revolving line and term loans under the Prior DBMG Credit Agreement were August 15, 2025, and May 31, 2026, respectively.

Borrowings under the new DBMG Credit Facility bear interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum.

The obligations of the Borrowers under the new Credit Agreement are guaranteed by certain domestic subsidiaries of DBMG. As security for the Borrowers’ obligations under the Credit Agreement, (i) DBMG and its domestic subsidiaries have granted a first priority lien on substantially all their tangible and intangible personal property, including, without limitation, accounts receivable, equipment and the equity interests of certain of DBMG’s direct and indirect subsidiaries, and (ii) certain of the domestic subsidiaries of DBMG have granted a first priority lien on ten parcels of real estate owned by such subsidiaries.

The Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBM Credit Agreement.

Due to multiple lenders being party to the new DBMG Credit Agreement, the May 20, 2025 transactions were determined to be either an extinguishment or modification under ASC 470-50, Debt - Modifications and Extinguishments ("ASC 470-50") or the incurrence of new debt, depending on the specific lender. For the portions of the debt classified as extinguishments, losses on extinguishment totaling $0.3 million, were included within Other (expense) income, net on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025. For the debt portions classified as modifications or new debt, new incremental deferred financing fees totaling $1.7 million were capitalized as original issue discounts and included in the carrying amount of the debt in the Condensed Consolidated Balance Sheet and $0.1 million in fees paid to third parties were expensed. Capitalized fees are amortized over the remaining life of the debt under the effective interest rate method and are included in interest expense.

DBMG had availability for revolving loans of $104.9 million and $89.9 million, as of June 30, 2025 and December 31, 2024, respectively. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 7.60% and 6.98%, as of June 30, 2025 and December 31, 2024, respectively. The new DBMG Revolving Facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line, whereas under the Prior DBMG Credit Agreement, the commitment fee was equal to 0.25% per annum times the average daily unused availability under the line.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Principal payments and interest on DBMG's term loans are paid monthly, and the effective interest rate was 8.16% as of June 30, 2025. Prior to the new DBMG Credit Agreement, DBMG had two term loans under the Prior DBMG Credit Agreement. As of December 31, 2024, the $74.6 million term loan bore interest at an annual rate of 3.25% with an effective interest rate of 3.3%. As of December 31, 2024, the $24.5 million term loan bore interest at PRIME minus 0.75%, at the same rate as the prior revolving loans.

DBMG is in compliance with its debt covenants as of June 30, 2025.

Spectrum

As of June 30, 2025, the maturity date of Spectrum's 8.50% and 11.45% Notes was August 15, 2025, as amended in November 2023. As a result of amendments to extend the maturity date during the year ended December 31, 2023, additional exit fees of $8.3 million were incurred. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability for the total exit fees of $15.9 million is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheets as of both June 30, 2025 and December 31, 2024. Interest is capitalized and payable upon maturity of the notes, of which there was $24.2 million and $20.5 million of accrued but unpaid interest as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the weighted-average effective interest rate on the notes, as amended, was 22.9% and 22.8% per annum, respectively.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE entered into a related side letter with the lenders, whereby INNOVATE agreed to utilize proceeds from a sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $2.0 million fee is payable for payments made after November 9, 2024, and in exchange for the additional $2.0 million fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV. The lenders hold warrants to purchase 145,825 shares of common stock of HC2 Broadcasting Holdings, Inc., which can be exercised at any time until August 2027 at an exercise price of $0.01 per share.

Life Sciences

Effective January 31, 2024, a 20% note was entered into with Lancer Capital, which replaced the prior 20% note. The new note had an aggregate original principal amount of $20.0 million, which was comprised of all prior outstanding principal amounts of $17.4 million and unpaid accrued interest of $2.6 million which was capitalized into the new principal balance. The 20% $20.0 million note also included an exit fee, which would be 10.5% of the principal amount being repaid as of April 30, 2024. As a result of the addition of the exit fee effective January 31, 2024, the transaction was determined to be an extinguishment of debt under ASC 470-50, Debt - Modifications and Extinguishments ("ASC 470-50"), and the $2.2 million exit fee payable to the existing lender was included as a loss on debt extinguishment within Other (expense) income, net on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2024. The original maturity date of the 20% $20.0 million note was April 30, 2024, or within five business days of the date on which R2 Technologies receives an aggregate $20.0 million from the consummation of a debt or equity financing or has a change in control, as defined in the agreement, with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. Effective May 17, 2024, the maturity date of the note was extended to December 31, 2024, and the exit fees were amended. The May 17, 2024, amendment was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the additional exit fees were amortized using the effective interest method.

During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and another additional exit fee of $1.0 million was incurred under the amendment, which continues to increase by $1.0 million each month until maturity. The base exit fee, as amended, and as of June 30, 2025, was equal to 12.92% of the principal amount being repaid and continues to increase by 0.17% each month until maturity. The total new exit fees associated with the notes have been recorded as an original issue discount of $8.7 million and are being amortized over the remaining life of the note, which is assumed to be the maturity date. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees of $16.5 million which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. In addition, under the recent amendment, a new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date. The $5.0 million default fee will only be recognized in the event of a default on August 1, 2025. Subsequent to June 30, 2025, the note was further amended. Refer to Note 21. Subsequent Events for additional information.

The amendment during the first quarter of 2025, which was effective as of December 31, 2024, was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the additional exit fees are being amortized over the term of the note using the effective interest rate method and are included in interest expense.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Interest on the note, as amended, is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. Interest expense, including amortization of all exit fees, related to the note with Lancer Capital was $5.2 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and was $9.7 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, in accordance with the 20% note agreement, $2.5 million of interest was capitalized into the principal balance.

As of June 30, 2025, the total carrying amount relating to the note was $41.6 million, inclusive of $26.5 million of principal and capitalized interest, partially offset by $1.4 million of unamortized original issue discount, which are included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $16.5 million in total accrued exit fees which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet. As of December 31, 2024, the total outstanding amount relating to the note was $31.9 million, inclusive of $24.0 million of principal and capitalized interest, which total was included within Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $7.9 million in total accrued exit fees which were included within Accrued liabilities in the Condensed Consolidated Balance Sheet. As of June 30, 2025 and December 31, 2024, the effective interest rate on the note, as amended, was 51.3% and 57.8%, respectively.

Non-Operating Corporate

Subsequent to quarter end, on August 4, 2025, the Company closed a series of indebtedness refinancing transactions that will extend certain of the Company’s debt maturities. Refer to Note 21. Subsequent Events for additional information.

8.50% Senior Secured Notes due 2026

The Company has $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes"), which were issued in 2021 at 100% of par. The 2026 Senior Secured Notes have a stated annual interest rate of 8.50% and have an effective interest rate of 9.3%, which reflects the initial $10.8 million of deferred financing fees, including underwriting fees. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $7.7 million and $7.6 million for the three months ended June 30, 2025 and 2024, respectively, and was $15.3 million and $15.2 million for the six months ended June 30, 2025 and 2024, respectively. There were $1.6 million and $2.8 million of unamortized deferred financing fees as of June 30, 2025 and December 31, 2024, respectively.

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

During July 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As of June 30, 2025, the 2026 Convertible Notes had a net carrying value of $51.2 million inclusive of the remaining unamortized premium of $2.6 million and unamortized deferred financing costs of $0.3 million. As of December 31, 2024, the 2026 Convertible Notes had a net carrying value of $52.3 million, inclusive of an unamortized premium of $3.8 million and unamortized deferred financing costs of $0.4 million.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and was $0.8 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of our common stock, which is equivalent to a conversion price of approximately $42.31 per share, both as adjusted for the 2024 Reverse Stock Split and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock of $5.15 on June 30, 2025, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both June 30, 2025 and December 31, 2024, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit was amended on March 6, 2025, from May 16, 2025, to August 1, 2025. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of June 30, 2025 and December 31, 2024, the effective interest rate on the Revolving Line of Credit, as amended, was 10.3% and 10.6%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for a prepayment if net cash proceeds from certain asset sales in excess of $10.0 million are received. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the 2026 Senior Secured Notes.

CGIC Unsecured Note

The Company has a subordinated unsecured promissory note with Continental General Insurance Company ("CGIC") in the original principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Note, which is due February 28, 2026, bore interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024, to May 8, 2025, and bears interest at 32.0% per annum thereafter. As of both June 30, 2025 and December 31, 2024, the effective interest rate on the note, as adjusted, was 17.5%. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. As a result of the closing of the rights offering and concurrent private placement in 2024 (refer to Note 15. Equity and Temporary Equity), INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association.

For the three months ended June 30, 2025 and 2024, interest expense recognized relating to the CGIC Unsecured Note was $1.3 million and $1.4 million, respectively, and cash paid for interest to CGIC was $2.0 million and $0.9 million, respectively. For the six months ended June 30, 2025 and 2024, interest expense recognized relating to the CGIC Unsecured Note was $2.7 million and $3.0 million, respectively, and cash paid for interest to CGIC was $3.2 million and $1.7 million, respectively. Accrued interest related to the CGIC notes was $3.0 million and $3.4 million as of June 30, 2025, and December 31, 2024, respectively.

Covenants

INNOVATE is in compliance with its debt covenants as of June 30, 2025, other than with respect to the minimum liquidity covenant under the Secured Indenture, which requires the Company to meet certain minimum liquidity thresholds. However, the Company subsequently cured that non-compliance pursuant to the provisions of the indenture as a result of a liquidation of approximately $2.9 million in marketable securities subsequent to quarter end, and, accordingly, after giving effect to such cure the Company is in compliance with all its covenants under the Secured Indenture.

12. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its interim tax provision.

Income tax expense was $4.2 million for the three months ended June 30, 2025 and income tax benefit was $2.5 million for the three months ended June 30, 2024. Income tax expense was $11.3 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. Income tax expense/benefit primarily relates to tax expense as calculated for taxpaying entities, including the tax expense/benefit associated with the INNOVATE Corp. U.S. consolidated group due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position; however, the Company expects that the legislation will likely not have an overall material impact on its consolidated financial statements. As the legislation was signed into law after the end of the second quarter, the impacts are not included within the Company's operating results for the six months ended June 30, 2025.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Additionally, as of December 31, 2024, the Company had $149.4 million of gross U.S. NOL carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE U.S. consolidated income tax return, including $102.8 million from R2, $44.1 million from DTV, and other entities of $2.5 million. Of the $149.4 million of gross U.S. NOL carryforwards, $113.3 million was generated after 2017 and will have an indefinite carryforward period; the remaining $36.1 million was generated prior to 2018 and will expire, if unused, by 2037.

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

The Company did not have any unrecognized tax benefits as of June 30, 2025 and 2024, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretations by the IRS.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of June 30, 2025, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $406.1 million. As of December 31, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $183.9 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+ and AA.

Concentrations of Credit Risk

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
	Segment	Revenue	Revenue	Revenue	Revenue
Customer A	Infrastructure	*	12.7%	*	20.2%
Customer B	Infrastructure	*	10.7%	*	*
Customer C	Infrastructure	12.2%	*	10.6%	*
*Less than 10% concentration

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.7 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and was $1.5 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively, which is reflected as a component of Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2024	294,663	$8.12
Granted	102,333	$6.28
Vested	(103,498)	$10.47
Forfeited	(12,521)	$7.99
Unvested - June 30, 2025	280,977	$6.59

The aggregate vesting date fair value of the restricted stock which vested during the six months ended June 30, 2025 and 2024, was $0.6 million and $0.3 million, respectively. As of June 30, 2025, the total unrecognized share-based compensation expense related to unvested restricted stock and restricted stock units was $1.0 million and is expected to be recognized over the remaining weighted-average period of 1.3 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding - June 30, 2025 and December 31, 2024	217,733	$16.94
Exercisable - June 30, 2025 and December 31, 2024	117,733	$27.74

As of June 30, 2025, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were $0.1 million and approximately 8.3 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of June 30, 2025, there were 100,000 unvested stock options and $0.1 million of unrecognized share-based compensation expense related to unvested stock options and is expected to be recognized over the remaining period of 0.2 years.

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

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2025	December 31, 2024

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	10,000	10,000

Series A-3 and Series A-4 Shares

On August 4, 2025, INNOVATE closed a transaction that resulted in the exchange of a portion of the preferred stock described below. Refer to Note 21. Subsequent Events for additional information.

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

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 Preferred Stock have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet, with a combined redemption value of $17.9 million and with a current fair value of $18.3 million as of June 30, 2025, which is inclusive of $0.4 million in accrued dividends.

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

During the three months ended June 30, 2025, INNOVATE's Board of Directors (the "Board") did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. As a result, quarterly dividends of $0.3 million (reflecting the applicable annual cash dividend rate of 7.5%) were accrued in respect to Series A-3 and Series A-4, taken together. In addition, during the three months ended June 30, 2025, the Company recorded accretion or accrual of additional dividends totaling $1.9 million, of which $1.3 million related to prior years. This included $1.8 million of cumulative accreting dividends, which were recorded following the determination that such dividends had accreted due to the daily VWAP of the Company's common stock trading at less than $1 at various dates since 2022, as adjusted for the reverse stock split in 2024. The adjustment during the three months ended June 30, 2025 resulted in:(i) an increase in the accrued value of the preferred stock of $1.8 million; (ii) a decrease in Additional Paid-In Capital (APIC) of $1.9 million; (iii) an increase in accrued liabilities of $0.1 million; and (iv) an increase in net loss attributable to common shareholders of $1.9 million, leading to an increase in loss per share of $0.14 for both the three and six months ended June 30, 2025. The Company has evaluated the effects of this adjustment, both qualitatively and quantitatively, and does not believe the adjustment was material to any current or prior interim or annual periods that were affected.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
During the three months ended March 31, 2025 the Board declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following tables (in millions):

2025
Declaration Date and Holders of Record Date	March 31, 2025
Payment Date	April 15, 2025
Total Dividend	$0.3

During the six months ended June 30, 2024, INNOVATE's Board of Directors (the "Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following tables (in millions):

2024
Declaration Date and Holders of Record Date	March 31, 2024	June 30, 2024
Payment Date	April 15, 2024	July 15, 2024
Total Dividend	$0.3	$0.3

Subsequent Measurement. The Company elected to account for the Series A-3 and Series A-4 Preferred Stock by immediately recognizing changes in the redemption value as they occur. The carrying values of the Series A-3 and Series A-4 Preferred Stock are adjusted to equal what the redemption amount would be as if the redemption were to occur at the end of the reporting period as if it were also the redemption date for the Series A-3 and Series A-4 Preferred Stock. Any cash dividends paid directly reduce the carrying value of the Series A-3 and Series A-4 Preferred Stock until the carrying value equals the redemption value. Once the carrying value is equal to the redemption value, the dividends declared are accrued by debiting retained earnings, or if retained earnings is a deficit, then by debiting additional paid in capital. The Company has a history of paying dividends on its Series A-3 and Series A-4 Preferred Stock and expects to continue to either pay, accrete or accrue such dividends each quarter.

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. As of June 30, 2025, each share of the Series A-3 Preferred Stock was convertible at an accrued value of $1,000 per share, divided by the conversion price of $23.63 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 Preferred Stock was convertible at an accrued value of $1,000 per share divided by the conversion price of $34.40 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices”). The Conversion Prices have historically been adjusted from time to time and continue to be subject to potential adjustment for dividends, certain distributions, reverse stock splits or stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted-average basis).

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

As of June 30, 2025, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 288,539 and 323,558 shares, respectively, of INNOVATE's common stock. As of December 31, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 259,212 and 290,672 shares, respectively, of INNOVATE's common stock.

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock as well as convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Condensed Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of June 30, 2025 and December 31, 2024, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

On February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series E Convertible Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. On June 9, 2025, Pansend closed on a new $3.0 million convertible 13.0% note instrument with R2 Technologies, of which $0.6 million had been funded as of June 30, 2025. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series F Convertible Preferred Stock ("Series F") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. Subsequent to quarter end, in July 2025, an additional $0.8 million was funded. Subsequent to quarter end, the maturities of these intercompany notes were extended to the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes.

As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $0.8 million and negative $0.5 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had negative $7.5 million and negative $4.9 million, respectively of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Condensed Consolidated Balance Sheets.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Liquidation Preference

R2 Technologies has issued multiple A, B, C and D-series, and, in the future potentially E-series and F-series, participating convertible preferred stock (the "R2 Technologies Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A, series C, series D, series E (upon conversion of the aforementioned $3.5 million note that is convertible into Series E) and series F (upon conversion of the aforementioned note that is convertible into Series F) R2 Technologies Preferred Shares to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Series B R2 Technologies Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event.

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

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC, was $149.1 million and $143.5 million as of June 30, 2025 and December 31, 2024, respectively, of which $53.9 million and $51.8 million as of June 30, 2025 and December 31, 2024, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both June 30, 2025 and December 31, 2024, R2 Technologies had negative net assets after consideration of intercompany and third party debt, as applicable, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

16. Related Parties

Non-Operating Corporate

During the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, an entity controlled by Avram A. Glazer, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"), of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded the equity advance of $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. As a result, Mr. Glazer's beneficial ownership increased from 29.1% as of March 5, 2024, immediately prior to the start of the Rights Offering, to 48.8%. On April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased an additional approximately 6,286 shares of Series C Preferred Stock for $6.3 million, increasing Mr. Glazer's beneficial ownership to 52.1%. On June 18, 2024, the Company held its annual shareholder meeting where the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted into 4,469,390 shares of INNOVATE's common stock (44,693,895 on a pre Reverse Stock Split basis), and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock. Refer to Note 15. Equity and Temporary Equity for additional information. As of June 30, 2025, Mr. Glazer's beneficial ownership was 51.0%.

Lancer Capital held $2.0 million of principal amount of the Company's 7.50% 2026 Convertible Notes, as of both June 30, 2025 and December 31, 2024. As of both June 30, 2025 and December 31, 2024, the $2.0 million in 7.50% 2026 Convertible Notes are convertible into 47,265 shares of common stock of INNOVATE. Refer to Note 11. Debt Obligations for additional information on the 7.50% 2026 Convertible Notes. During both the six months ended June 30, 2025 and 2024, Lancer Capital earned $75 thousand in interest relating to these notes. On August 4, 2025, INNOVATE closed an exchange of new convertible notes with a longer maturity for the 2026 Convertible Notes. Refer to Note 21. Subsequent Events for additional information.

On May 9, 2023, the Company entered into a Stock Purchase Agreement and Subordinated Unsecured Promissory Note with CGIC in the principal amount of $35.1 million. CGIC is a former significant shareholder and is the shareholder of the Series A-3 Preferred Stock and Series A-4 Preferred Stock. Refer to Note 15. Equity and Temporary Equity for additional information on the Series A-3 and Series A-4 preferred Stock. As a result of the closing of the Rights Offering and Concurrent Private Placement in April 2024, a mandatory prepayment was required, and INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024. Refer to Note 11. Debt Obligations for additional information on the CGIC Unsecured Note.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

Life Sciences

As of June 30, 2025 and December 31, 2024, R2 Technologies had $26.5 million and $24.0 million, respectively, in principal amount of a 20.0% senior secured promissory note due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information on the 20.0% senior secured promissory note due to Lancer Capital.

For the three months ended June 30, 2025 and 2024, R2 Technologies recognized revenue of $1.0 million and zero, respectively from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2 Technologies, and $1.4 million and $0.2 million, respectively, for the six months ended June 30, 2025 and 2024. There were $0.3 million and $0.1 million of related receivables from this subsidiary of Huadong as of June 30, 2025 and December 31, 2024, respectively.

Share-based compensation and royalty expenses related to Blossom Innovations, LLC ("Blossom"), an investor of R2 Technologies since 2014, totaled $0.2 million and $0.1 million, for the three months ended June 30, 2025 and 2024, respectively, and totaled $0.5 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. There were $0.2 million of related payables due to Blossom as of June 30, 2025 and there were no related payables due to Blossom as of December 31, 2024.

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

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

	Three Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$233.1	$3.2	$5.7	$—	$—	$242.0
Cost of revenue	191.4	2.1	2.9	—	—	196.4
Selling, general and administrative expenses	26.8	3.8	1.9	2.6	—	35.1
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Other operating loss (1)	1.2	—	—	—	—	1.2
Income (loss) from operations	$10.6	$(2.8)	$(0.3)	$(2.6)	$—	$4.9
Other data:
Capital cash expenditures	$5.1	$(0.1)	$1.1	$—	$—	$6.1
(1) Other operating loss for the three months ended June 30, 2025, primarily consisted of a loss on lease modification and a loss on the sale of various properties at our Infrastructure segment.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended June 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$305.2	$1.7	$6.2	$—	$—	$313.1
Cost of revenue	243.5	1.1	2.9	—	—	247.5
Selling, general and administrative expenses	33.8	4.5	1.8	2.8	—	42.9
Depreciation and amortization	2.9	0.1	1.3	0.1	—	4.4
Other operating (income) loss (1)	(10.5)	—	0.1	(0.1)	—	(10.5)
Income (loss) from operations	$35.5	$(4.0)	$0.1	$(2.8)	$—	$28.8
Other data:
Capital cash expenditures	$2.7	$—	$0.4	$—	$—	$3.1
(1) Other operating income for the three months ended June 30, 2024, primarily consisted of a gain on lease modification and a gain on the sale of various properties at our Infrastructure segment.

	Six Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$498.0	$6.3	$11.9	$—	$—	$516.2
Cost of revenue	414.9	4.4	5.8	—	—	425.1
Selling, general and administrative expenses	56.1	7.5	3.8	5.5	—	72.9
Depreciation and amortization	6.2	0.2	2.4	—	—	8.8
Other operating loss (1)	1.1	—	—	—	—	1.1
Income (loss) from operations	$19.7	$(5.8)	$(0.1)	$(5.5)	$—	$8.3
Other data:
Capital cash expenditures	$9.2	$—	$1.6	$—	$—	$10.8
(1) Other operating loss for the six months ended June 30, 2025, primarily consisted of a loss on lease modification and a loss on the sale of various properties at our Infrastructure segment.

	Six Months Ended June 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$613.1	$2.7	$12.5	$—	$—	$628.3
Cost of revenue	506.6	1.7	5.8	—	—	514.1
Selling, general and administrative expenses	64.7	8.0	3.7	6.0	—	82.4
Depreciation and amortization	5.9	0.2	2.6	0.1	—	8.8
Other operating (income) loss (1)	(8.9)	—	0.1	0.2	—	(8.6)
Income (loss) from operations	$44.8	$(7.2)	$0.3	$(6.3)	$—	$31.6
Other data:
Capital cash expenditures	$7.9	$0.1	$0.7	$—	$—	$8.7
(1) Other operating income for the six months ended June 30, 2024, primarily consisted of a gain on lease modification and a gain on the sale of various properties at the Company's Infrastructure segment, which was partially offset by a loss on disposal related to a plant closure.

Certain balance sheet data:
	June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$2.6	$—	$4.4
Total assets	$695.7	$10.7	$176.2	$8.3	$—	$890.9

	December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$1.8	$—	$3.6
Total assets	$683.6	$11.9	$178.9	$16.7	$—	$891.1
(1) The Company's equity method investments in its Life Sciences segment totaled $0.9 million as of both June 30, 2025 and December 31, 2024, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of the consolidated segment income from operations to consolidated (loss) income from operations before income taxes:
Income from operations	$4.9	$28.8	$8.3	$31.6
Interest expense	(21.4)	(16.5)	(41.6)	(33.7)
Loss from equity investees	—	(1.1)	(5.9)	(2.3)
Other (expense) income, net	(0.3)	0.2	3.7	(1.0)
(Loss) income from operations before income taxes	$(16.8)	$11.4	$(35.5)	$(5.4)

18. Basic and Diluted (Loss) Income Per Common Share

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

The Company had no dilutive common stock equivalents during the three and six months ended June 30, 2025, and during the six months ended June 30, 2024, due to the results from continuing operations being a loss, net of tax. For the three months ended June 30, 2024, all stock options were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. For the three months ended June 30, 2025, 288,588 of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. For the six months ended June 30, 2025 and 2024, 291,378 and 91,296, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2025, and the six months ended June 30, 2024, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 14. Share-based Compensation and Note 15. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following table presents a reconciliation of net loss to net loss used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(21.0)	$13.9	$(46.8)	$(6.2)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	1.2	0.5	2.5	3.2
Net (loss) income attributable to INNOVATE Corp.	(19.8)	14.4	(44.3)	(3.0)
Less: Preferred dividends	2.2	0.3	2.5	0.6
Net (loss) income attributable to common stockholders and participating preferred stockholders	$(22.0)	$14.1	$(46.8)	$(3.6)

Participating shares
Weighted-average common shares outstanding (1)	13,146,750	8,920,485	13,130,930	8,392,923
Unvested restricted stock (1)	—	112,293	—	—
Series C Preferred stock (1)	—	3,653,063	—	1,905,025
Total	13,146,750	12,685,841	13,130,930	10,297,948

Percentage of (loss) earnings allocated to:
Common stock	100.0%	70.3%	100.0%	81.5%
Unvested restricted stock	—%	0.9%	—%	—%
Series C Preferred stock	—%	28.8%	—%	18.5%

Numerator for (loss) earnings per share:
Net (loss) income attributable to common stockholders, basic and diluted	$(22.0)	$9.9	$(46.8)	$(2.9)
Effect of assumed shares under the if-converted method for preferred stock, convertible instruments and unvested restricted stock	—	4.9	—	—
Net (loss) income attributable to common stockholders, diluted	$(22.0)	$14.8	$(46.8)	$(2.9)

Denominator for (loss) earnings per share:
Weighted-average common shares outstanding - basic (1)	13,146,750	8,920,485	13,130,930	8,392,923
Effect of assumed shares under the if-converted method for preferred stock, convertible instruments and participating unvested restricted stock (1)	—	5,505,271	—	—
Weighted-average common shares outstanding - diluted (1)	13,146,750	14,425,756	13,130,930	8,392,923

(Loss) income per share
Basic (1)	$(1.67)	$1.11	$(3.56)	$(0.35)
Diluted (1)	$(1.67)	$1.03	$(3.56)	$(0.35)
(1) Basic and diluted income (loss) per common share and weighted-average common shares outstanding for the three and six months ended June 30, 2024, in the table above have been retroactively adjusted to reflect the 1-for-10 reverse stock split effected on August 8, 2024.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
19. Fair Value of Financial Instruments

Fair Value of Financial Instruments Not Measured at Fair Value

Our financial instruments primarily include cash and cash equivalents, restricted cash, accounts receivable and contract assets, marketable and non-marketable securities, including equity investments and certain other investments, notes receivable, accounts payable and other current and non-current liabilities, redeemable non-controlling interests and debt obligations. The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis and not measured using the equity method of accounting, with fair values shown according to the fair value hierarchy. The tables exclude carrying amounts for cash and cash equivalents and restricted cash (Level 1 measurements), accounts receivable and contract assets, accounts payable, contract liabilities and other current liabilities, and other assets and liabilities (Level 2 measurements) that approximate fair value due to the relatively short periods to maturity (in millions):

June 30, 2025			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$637.4	$573.0	$—	$573.0	$—
Total liabilities not accounted for at fair value	$637.4	$573.0	$—	$573.0	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2024			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$662.2	$577.1	$—	$577.1	$—
Total liabilities not accounted for at fair value	$662.2	$577.1	$—	$577.1	$—
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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
20. Supplementary Financial Information

Other (expense) income, net

The following table provides information relating to Other (expense) income, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain on step-up of equity method investment	—	—	4.4	—
Net loss on extinguishment of debt	(0.3)	—	(0.3)	(2.2)
Interest income	0.1	0.5	0.5	1.0
Foreign currency translation (losses) gains	(0.5)	(0.3)	(0.9)	0.2
Unrealized fair value gain on securities	0.3	—	0.5	—
Other	0.1	—	(0.5)	—
Total other (expense) income, net	$(0.3)	$0.2	$3.7	$(1.0)

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents, beginning of the period	$48.8	$80.8
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.5	0.6
Total cash, cash equivalents and restricted cash, beginning of the period	$49.3	$82.3

Cash and cash equivalents, end of the period	$33.4	$80.2
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.6	0.6
Total cash and cash equivalents and restricted cash, end of the period	$34.0	$81.7

Supplemental cash flow information:
Cash paid for interest	$23.8	$22.7
Cash paid for income taxes (proceeds from tax refunds), net	$3.6	$0.6

Non-cash investing and financing activities:
Accrued interest capitalized into principal debt	$2.5	$4.3
Property, plant and equipment included in accounts payable or accrued expenses	$0.7	$1.2

21. Subsequent Events

Indebtedness Refinancing Transactions

On August 4, 2025 (the “Closing Date”), the Company closed a series of indebtedness refinancing transactions that will extend certain of the Company’s debt maturities. The refinancing transactions include (i) the initial closing of an exchange offer and consent solicitation with respect to the Company’s senior secured notes, (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes, (iii) amendment and extension of the Company’s 2020 Revolving Credit Agreement (as defined below), (iv) amendment and extension of the Company’s CGIC note, as well as the exchange of a portion of the Company’s preferred stock held by CGIC in exchange for increasing the principal amount of that note, (v) amendment and extension of the Spectrum debt and (vi) amendment and extension of the R2 Technologies debt.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
New Senior Secured Notes

On the Closing Date, the Company held an initial closing in respect of its previously announced exchange offer and consent solicitation (the “Exchange Offer”) to eligible holders of its 8.50% Senior Secured Notes due 2026 (the “Existing Senior Secured Notes”) to exchange such Existing Senior Secured Notes for newly issued 10.50% Senior Secured Notes due 2027 (the “New Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “New Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “New Senior Secured Notes Indenture”) governing the New Senior Secured Notes and the Company issued approximately $360.3 million aggregate principal amount of New Senior Secured Notes as consideration for the exchange of approximately $328.1 million aggregate principal amount of the Existing Senior Secured Notes (inclusive of $52.50 principal amount of New Senior Secured Notes per $1,000 principal amount of Existing Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the Existing Senior Secured Notes that was due on August 1, 2025). The Company intends to make the interest payment that was initially due on August 1, 2025, in respect of any Existing Senior Secured Notes that remain outstanding following the final settlement of the Exchange Offer on August 29, 2025. Following the initial settlement of the Exchange Offer, approximately $1.9 million aggregate principal amount of Existing Senior Secured Notes remain outstanding.

The expiration deadline for the Exchange Offer is midnight (end of day), New York City time, on August 13, 2025, unless extended by the Company. The Company currently expects that the final settlement of the Exchange Offer will occur on August 15, 2025, subject to all conditions to the Exchange Offer having been satisfied or waived by the Company.

The Company’s obligations under the New Senior Secured Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors that guarantee the Existing Senior Secured Notes (the “Subsidiary Guarantors”). The New Senior Secured Notes and the related guarantees are senior secured obligations of the Company and the Subsidiary Guarantors. The New Senior Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

Certain terms and conditions of the New Senior Secured Notes are as follows:

Maturity. The New Senior Secured Notes mature on February 1, 2027.

Interest. The New Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2026. For the first interest period only, interest is paid in kind. All subsequent interest payments are payable in cash.

Ranking. The New Senior Secured Notes and the note guarantees are the Company’s and the Subsidiary Guarantors’ senior secured obligations. The New Senior Secured Notes and the note guarantees will rank: (i) equal in right of payment (subject to the priority of any First-Out Obligations (as defined in the New Senior Secured Notes Indenture) (including any debt under the Company’s existing $20.0 million secured revolving credit facility)) with all existing and future senior debt of the Company and the Subsidiary Guarantors and effectively senior to all unsecured debt of the Company to the extent of the value of the collateral; (ii) senior in right of payment to all of the Company’s future debt that expressly provides for its subordination to the New Senior Secured Notes; (iii) effectively subordinated to any existing and future debt of the Company that is secured by liens on property and assets that do not constitute collateral, to the extent of the value of such property and assets; and (iv) structurally subordinated to any existing and future debt and other liabilities of the Company’s non-guarantor subsidiaries.

Collateral. The New Senior Secured Notes are secured by a first priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors (except for certain “Excluded Assets,” and subject to certain “Permitted Liens,” each as defined in the New Senior Secured Notes Indenture), including, without limitation:

•all equity interests owned by the Company or a Subsidiary Guarantor (which, in the case of any equity interest in a foreign subsidiary, will be limited to 65% of the voting stock of such foreign subsidiary if the pledge thereof would result in adverse tax consequences that are material to the value of the collateral);
•all equipment, goods, inventory and fixtures owned by the Company or a Subsidiary Guarantor;
•all accounts, cash, deposit accounts and investment securities owned by the Company or a Subsidiary Guarantor;
•all documents, books and records, instruments and chattel paper owned by the Company or a Subsidiary Guarantor;
•all intellectual property and other general intangibles owned by the Company or a Subsidiary Guarantor; and
•any proceeds and supporting obligations thereof.

No Sinking Fund. The Company is not required to make any sinking fund payments with respect to the New Senior Secured Notes.

Optional Redemption. The Company has the option to redeem some or all of the New Senior Secured Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date.

Asset Sale Offer. If the Company completes certain assets sales, the Company may be required in certain circumstances to make an offer to purchase the New Senior Secured Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Change of Control. If a Change of Control (as defined in the New Senior Secured Notes Indenture) occurs, the Company will be required to make an offer to purchase the New Senior Secured Notes for cash at a price equal to 101% of the aggregate principal amount of such New Senior Secured Notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

Certain Covenants. The New Senior Secured Notes Indenture contains covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the New Senior Secured Notes Indenture requires the Company to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, such that by September 1, 2025 the Company has a bona fide bid or term sheet related to a potential sale, a fully executed purchase or equity agreement by November 1, 2025, and an executed transaction with applied proceeds to the New Senior Secured Notes Indenture no later than February 1, 2026. In the event this covenant is not reached, the Company will be required to commence a sales process for DBM Global. These covenants are subject to a number of important exceptions and qualifications.

Events of Default. The New Senior Secured Notes Indenture contains customary events of default which could, subject to certain conditions, cause the New Senior Secured Notes to become immediately due and payable, including, but not limited to defaults by the Company in the payment of the principal of any the New Senior Secured Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise (other than pursuant to an offer to purchase by the Company) or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the New Senior Secured Notes Indenture for a period of 60 days following notice by the New Senior Secured Notes Trustee or the holders of at least 30% in aggregate principal amount of the New Senior Secured Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

Existing Senior Secured Notes First Supplemental Indenture

Also on the Closing Date, the Company and U.S. Bank Trust Company, National Association, as trustee (the “Existing Senior Secured Notes Trustee”), entered into a first supplemental indenture (the “Existing Senior Secured Notes Supplemental Indenture”) to the indenture, dated as of February 1, 2021, by and among the Company, the guarantors party thereto from time to time and the Existing Senior Secured Notes Trustee, governing the Existing Senior Secured Notes (the “Existing Senior Secured Notes Indenture”). The Existing Senior Secured Notes Supplemental Indenture amended the Existing Senior Secured Notes Indenture and the Existing Senior Secured Notes to effectuate certain proposed amendments with respect to the Existing Senior Secured Notes pursuant to the previously announced solicitation of consents, which amendments included eliminating substantially all of the restrictive covenants, eliminating certain events of default, modifying covenants regarding mergers and consolidations and modifying or eliminating certain other provisions contained in the Existing Senior Secured Notes Indenture and the Existing Senior Secured Notes. In addition, the liens securing the Existing Senior Secured Notes were subordinated to the liens securing certain indebtedness, including the New Senior Secured Notes, New Convertible Notes referred to below and the 2020 Revolving Credit Agreement referred to below pursuant to the Existing Senior Secured Notes Supplemental Indenture.

New Convertible Notes

Also on the Closing Date, the Company settled the exchanges (collectively, the “Convertible Notes Exchanges”) under its previously announced privately negotiated exchange agreements (collectively, the “Exchange Agreements”) with certain holders of its 7.5% Convertible Senior Notes due 2026 (the “Existing Convertible Notes”). Pursuant to the Exchange Agreements, the Company exchanged approximately $48.7 million of the then outstanding aggregate principal amount of the Existing Convertible Notes for approximately $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “New Convertible Notes”) (inclusive of $47.50 principal amount of New Convertible Notes per $1,000 principal amount of Existing Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the Existing Convertible Notes that was due on August 1, 2025). No separate cash payment will be made at the settlement of the exchange for accrued and unpaid interest on the Existing Notes being exchanged. The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “New Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “New Convertible Notes Indenture”), dated as of the Closing Date, governing the New Convertible Notes.

The Convertible Notes Exchanges were made, and the New Convertible Notes were issued, in reliance on a private placement exemption from registration under the Securities Act. The New Convertible Notes and the shares of common stock issuable upon their conversion have not been and will not be registered under the Securities Act, and the New Convertible Notes and such shares may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

The initial maximum number of securities underlying the New Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the New Convertible Notes Indenture, and assuming that the Company has obtained the requisite stockholder approval referred to above, is 1,543,174 shares of the Company’s common stock.

Certain terms and conditions of the New Convertible Notes are as follows:

Maturity. The New Convertible Notes mature on March 1, 2027 unless earlier converted, redeemed or purchased.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Interest. The New Convertible Notes accrue interest at a rate of 9.5% per year. Interest on the New Convertible Notes is paid semi-annually on February 1 and August 1 of each year. For the first interest period only, interest is paid in kind. All subsequent interest payments are payable in cash.

Ranking. The New Convertible Notes constitute a secured and second-priority lien obligation of the Company. The New Convertible Notes and the note guarantees will rank: (i) junior in right of payment with all existing and future first-lien debt of the Company and the Subsidiary Guarantors (including the New Senior Secured Notes, the 2020 Revolving Credit Agreement and the guarantees thereof) and effectively senior to all unsecured or third-lien debt of the Company to the extent of the value of the collateral; (ii) senior in right of payment to all of the Company’s future debt that expressly provides for its subordination to the New Convertible Notes; (iii) effectively subordinated to any existing and future debt of the Company that is secured by liens on property and assets that do not constitute collateral, to the extent of the value of such property and assets; and (iv) structurally subordinated to any existing and future debt and other liabilities of the Company’s non-guarantor subsidiaries.

Collateral. The New Convertible Notes are secured by a second priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors (except for certain “Excluded Assets,” and subject to certain “Permitted Liens,” each as defined in the New Convertible Notes Indenture), including, without limitation:

•all equity interests owned by the Company or a Subsidiary Guarantor (which, in the case of any equity interest in a foreign subsidiary, will be limited to 65% of the voting stock of such foreign subsidiary if the pledge thereof would result in adverse tax consequences that are material to the value of the collateral);
•all equipment, goods, inventory and fixtures owned by the Company or a Subsidiary Guarantor;
•all accounts, cash, deposit accounts and investment securities owned by the Company or a Subsidiary Guarantor;
•all documents, books and records, instruments and chattel paper owned by the Company or a Subsidiary Guarantor;
•all intellectual property and other general intangibles owned by the Company or a Subsidiary Guarantor; and
•any proceeds and supporting obligations thereof.

No Sinking Fund. The Company is not required to make any sinking fund payments with respect to the New Convertible Notes.

Optional Redemption. The Company may redeem the New Convertible Notes in whole or in part, for cash. The redemption price will equal 100% of the principal amount of the New Convertible Notes being redeemed, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date.

Fundamental Change. If the Company undergoes a Fundamental Change (as defined in the New Convertible Notes Indenture), subject to certain conditions, the Company may be required to purchase all or any portion of the New Convertible Notes for cash. The Fundamental Change purchase price will be 100% of the principal amount of the New Convertible Notes to be purchased, plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the Fundamental Change Purchase Date (as defined in the New Convertible Notes Indenture). The Fundamental Change definition excludes ownership of the Company’s equity by Lancer Capital LLC and its affiliates.

Certain Covenants. The New Convertible Notes Indenture contains covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

Conversion Rights. The New Convertible Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, based on an initial conversion rate of 23.6327 shares of common stock per $1,000 principal amount of New Convertible Notes (equivalent to an initial conversion price of approximately $42.3143 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1.00 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the New Convertible Notes Indenture) or the Company’s delivery of a notice of redemption for the New Convertible Notes, the Company will, in certain circumstances, be required to increase the conversion rate for a holder who elects to convert its New Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption.

Events of Default. The New Convertible Notes Indenture contains customary events of default which could, subject to certain conditions, cause the New Convertible Notes to become immediately due and payable, including, but not limited to defaults by the Company in the payment of the principal of any the New Convertible Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the New Convertible Notes Indenture for a period of 60 days following notice by New Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the New Convertible Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Existing Convertible Notes First Supplemental Indenture

On the Closing Date, the Company and U.S. Bank Trust Company, National Association, as trustee (the “Existing Convertible Notes Trustee”) entered into a first supplemental indenture (the “Existing Convertible Notes Supplemental Indenture”) to the indenture, dated as of February 1, 2021, by and among the Company, the guarantors party thereto from time to time and the Existing Convertible Notes Trustee, governing the Existing Convertible Notes (the “Existing Convertible Notes Indenture”). The Existing Convertible Notes Supplemental Indenture amended the Existing Convertible Notes Indenture and the Existing Convertible Notes to effectuate certain proposed amendments with respect to the Existing Convertible Notes pursuant to the previously announced solicitation of consents, which amendments included eliminating substantially all of the restrictive covenants, eliminating certain events of default, modifying covenants regarding mergers and consolidations and modifying or eliminating certain other provisions, contained in the Existing Convertible Notes Indenture and the Existing Convertible Notes.

Revolving Credit Agreement

On July 31, 2025, the Company and MSD PCOF Partners IX, LLC entered into a Seventh Amendment to Credit Agreement to extend the maturity of the Company's existing credit agreement, dated as of March 13, 2020 (the “2020 Revolving Credit Agreement”) to August 8, 2025. On the Closing Date, the Company and MSD PCOF Partners IX, LLC entered into an Eighth Amendment to Credit Agreement, which amends the 2020 Revolving Credit Agreement. The Eighth Amendment to Credit Agreement provides for, among other things, extension of the 2020 Revolving Credit Agreement's maturity to September 15, 2026.

CGIC Debt

On the Closing Date, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the New Senior Secured Notes and the New Convertible Notes. The amended CGIC Note has an interest rate of 16%. Interest on the amended CGIC Note will be paid in the form of PIK interest through August 31, 2026, and all interest payments thereafter will be payable in cash. As part of the agreement with CGIC, 8,063 shares of Series A-4 Preferred Stock of the Company (including accrued dividends) held by CGIC has been exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). After giving effect to the Preferred Stock Exchange, payment of accrued interest of the CGIC Note through July 31, 2025, as PIK interest, and a related fee, the aggregate outstanding principal amount of the CGIC Note is $43.0 million.

HC2 Broadcasting Holdings Debt

On the Closing Date, the Company and entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the noteholders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes to September 30, 2026 (the “Spectrum Notes Extension”). The Spectrum Notes Extension also requires us to meet certain milestones with respect to strategic alternatives for our Broadcasting segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, the Company will be required to commence an alternative strategic process for HC2B.

R2 Technologies Debt

On July 31, 2025, Lancer Capital and R2 Technologies entered into an amendment to a Senior Secured Promissory Note to extend the maturity of R2 Technologies’ $20.0 million 20% senior secured promissory note due to Lancer Capital (the “Senior Secured Promissory Note”) to August 8, 2025. On the Closing Date, Lancer Capital and R2 Technologies entered into an Amended and Restated Senior Secured Promissory Note to, among other things, extend the maturity of the Senior Secured Promissory Note to August 1, 2026. The amended Senior Secured Promissory Note has an interest rate of 12% and removes certain exit and default fees. All interest and fees (including a 5% extension fee) accrued through August 4, 2025, have been added to the principal amount.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the "2024 Annual Report"), and the unaudited condensed consolidated financial statements and related notes to this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2024 Annual Report as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

For additional information on our business, refer to Note 1. Organization and Business to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

In 2025, and subsequent to quarter end, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Debt Obligations and Financing

During 2025 thus far, and subsequent to quarter end we have refinanced some of our debt, including at the subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries.

Subsequent to quarter end, on August 4, 2025, the Company closed a series of indebtedness refinancing transactions that will extend certain of the Company’s debt maturities. The refinancing transactions include (i) the initial closing of an exchange offer and consent solicitation with respect to the Company’s senior secured notes, (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes, (iii) amendment and extension of the Company’s 2020 revolving credit agreement, (iv) amendment and extension of the Company’s CGIC note, as well as the exchange of a portion of the Company’s preferred stock held by CGIC in exchange for increasing the principal amount of that note, (v) amendment and extension of the Spectrum debt and (vi) amendment and extension of the R2 Technologies debt. Refer to Note 21. Subsequent Events, which is incorporated herein by reference, for additional information.

Infrastructure

On May 20, 2025, DBMG entered into an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with the lenders which are party thereto from time to time (each a “Lender” and collectively the “Lenders”) and UMB BANK, N.A. ("UMB"). The DBMG Credit Agreement provides DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contains an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Credit Facility will mature on May 20, 2030. DBMG entered into the DBMG Revolving Facility to fully repay DBMG’s existing debt obligations and provide additional working capital capacity.

On May 20, 2025, concurrently with DBMG’s entry into the new DBMG Credit Agreement, DBMG terminated its prior Credit Agreement, dated as of May 27, 2021 and as amended by the First Amendment to Credit Agreement, dated August 2, 2022, the Second Amendment to Credit Agreement, dated December 12, 2023, and the Third Amendment to Credit Agreement, dated June 28, 2024 (as amended, the “Prior DBMG Credit Agreement”). DBMG used a portion of the proceeds of the new DBMG Credit Agreement to refinance the indebtedness under the Prior DBMG Credit Agreement, and thereafter terminated the Prior DBMG Credit Agreement. The maturity dates of the revolving line and term loans under the Prior DBMG Credit Agreement were August 15, 2025, and May 31, 2026, respectively.

As of June 30, 2025, DBMG had a total outstanding balance of $30.0 million under its new revolving facility and the effective interest rate on DBMG's revolving loans was 7.60% as of June 30, 2025. Interest on the new revolving facility is paid monthly and the new revolving facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line,

As of June 30, 2025, the total outstanding balance of DBMG's term loans was $85.0 million. Principal payments and interest on DBMG's term loans are paid monthly, and the effective interest rate was 8.16% as of June 30, 2025

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information, regarding the recent refinancing and indebtedness of our Infrastructure segment.

Life Sciences

R2 Technologies has a short-term note with Lancer Capital. The stated interest on the note, as amended, is 20% and is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and another additional exit fee of $1.0 million was incurred under the amendment, which continues to increase by $1.0 million each month until maturity. The base exit fee, as amended, and as of June 30, 2025, was equal to 12.92% of the principal amount being repaid and continues to increase by 0.17% each month until maturity. The total new exit fees associated with the notes have been recorded as an original issue discount of $8.7 million and are being amortized over the remaining life of the note, which is assumed to be the maturity date. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees of $16.5 million which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. In addition, under the recent amendment, a new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date. The $5.0 million default fee will only be recognized in the event of a default on August 1, 2025. Subsequent to June 30, 2025, the note was further amended. Refer to Note 21. Subsequent Events for additional information.

As of June 30, 2025, the total carrying amount relating to the 20% note was $41.6 million, inclusive of $26.5 million of principal and capitalized interest, partially offset by $1.4 million of unamortized original issue discount, which are included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $16.5 million in total accrued exit fees which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the note and the various amendments.

On February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend, into shares of a new Series E Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. On June 9, 2025, Pansend closed on a new $3.0 million convertible 13.0% note instrument with R2 Technologies, of which $0.6 million had been funded as of June 30, 2025, and an additional $0.8 million was funded subsequent to quarter end in July 2025. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series F Convertible Preferred Stock ("Series F") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. Subsequent to quarter end, the maturities of these intercompany notes were extended to the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes.

Refer to Note 15. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Non-Operating Corporate

On March 6, 2025, we extended the maturity date of our Revolving Line of Credit with MSD from May 16, 2025, to August 1, 2025, with all other terms substantially unchanged. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our Revolving Line of Credit with MSD.

Equity Method Investments

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% to 39.7%. As a result of these transactions, Pansend recognized a step-up gain of $4.4 million in Other (expense) income, net in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, consisting of the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024.

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue
Infrastructure	$233.1	$305.2	$(72.1)	$498.0	$613.1	$(115.1)
Life Sciences	3.2	1.7	1.5	6.3	2.7	3.6
Spectrum	5.7	6.2	(0.5)	11.9	12.5	(0.6)
Total revenue	$242.0	$313.1	$(71.1)	$516.2	$628.3	$(112.1)

Income (loss) from operations
Infrastructure	$10.6	$35.5	$(24.9)	$19.7	$44.8	$(25.1)
Life Sciences	(2.8)	(4.0)	1.2	(5.8)	(7.2)	1.4
Spectrum	(0.3)	0.1	(0.4)	(0.1)	0.3	(0.4)
Non-Operating Corporate	(2.6)	(2.8)	0.2	(5.5)	(6.3)	0.8
Total income from operations	$4.9	$28.8	$(23.9)	$8.3	$31.6	$(23.3)

Interest expense	(21.4)	(16.5)	(4.9)	(41.6)	(33.7)	(7.9)
Loss from equity investees	—	(1.1)	1.1	(5.9)	(2.3)	(3.6)
Other (expense) income, net	(0.3)	0.2	(0.5)	3.7	(1.0)	4.7
(Loss) income from operations before income taxes	$(16.8)	$11.4	$(28.2)	$(35.5)	$(5.4)	$(30.1)
Income tax (expense) benefit	(4.2)	2.5	(6.7)	(11.3)	(0.8)	(10.5)
Net (loss) income	$(21.0)	$13.9	$(34.9)	$(46.8)	$(6.2)	$(40.6)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	1.2	0.5	0.7	2.5	3.2	(0.7)
Net (loss) income attributable to INNOVATE Corp.	$(19.8)	$14.4	$(34.2)	$(44.3)	$(3.0)	$(41.3)
Less: Preferred dividends	2.2	0.3	1.9	2.5	0.6	1.9
Net (loss) income attributable to common stockholders and participating preferred stockholders	$(22.0)	$14.1	$(36.1)	$(46.8)	$(3.6)	$(43.2)

Revenue: Revenue for the three months ended June 30, 2025 decreased $71.1 million to $242.0 million from $313.1 million for the three months ended June 30, 2024. The decrease was driven primarily by our Infrastructure segment and to a lesser extent by our Spectrum segment, which was partially offset by an increase at our Life Sciences segment. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects at Banker Steel, DBMG's commercial structural steel fabrication and erection business, the industrial maintenance and repair business and the construction modeling and detailing business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the comparable period on certain large commercial construction projects that have since been completed or are nearing completion in the current period. The decrease at our Spectrum segment was primarily driven by the loss of certain customers and a decrease in direct response advertising, which was partially offset by the launch of new networks subsequent to the comparable period. The increase at our Life Sciences segment was attributable to R2 Technologies, primarily driven by increases in Glacial Spa unit sales, consumable sales and Glacial fx unit sales outside North America, as well as an increase in Glacial fx unit sales and consumable sales in North America. The increase was partially offset by a decrease in Glacial Rx unit sales in North America.

Revenue for the six months ended June 30, 2025, decreased $112.1 million to $516.2 million from $628.3 million for the six months ended June 30, 2024. The decrease was primarily driven by our Infrastructure segment and to a lesser extent our Spectrum segment, which was partially offset by an increase at our Life Sciences segment. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects at Banker Steel and the industrial maintenance and repair business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed or are nearing completion in the current period. The decrease at our Spectrum segment was primarily driven by the loss of certain customers and a decrease in direct response advertising, which was partially offset by the launch of new networks subsequent to the comparable period. The increase at our Life Sciences segment was attributable to R2 Technologies, primarily driven by an increase in Glacial fx unit sales and consumable sales in North America, as well as an increase in Glacial Spa unit sales, consumable sales and Glacial fx unit sales outside North America.

Income from operations: Income from operations for the three months ended June 30, 2025, decreased $23.9 million to $4.9 million from $28.8 million for the three months ended June 30, 2024. The decrease was due to a net decrease in gross profit of $20.0 million, a decrease in other operating income of $11.7 million, which was partially offset by a decrease in selling, general and administrative ("SG&A") expenses of $7.8 million. The net decrease in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects that have since been completed or are nearing completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period. The decrease in other operating income was primarily driven by our Infrastructure segment as a result of unrepeated gains on lease modifications and unrepeated gains on the sale of various properties in the comparable period, as well as various losses on the sale of properties and a loss on lease modification in the current period. Partially offsetting the above decreases was a decrease in SG&A, which was primarily driven by our Infrastructure segment primarily due to a decrease in compensation-related expenses due to timing, and to a lesser extent, decreases in travel expenses and professional and consulting fees.

Income from operations for the six months ended June 30, 2025, decreased $23.3 million to $8.3 million from $31.6 million for the six months ended June 30, 2024. The decrease was due to a net decrease in gross profit of $23.1 million, a decrease in other operating income of $9.7 million, partially offset by, a decrease SG&A expenses of $9.5 million The net decrease in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects that have since been completed or are nearing completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period. The decrease in other operating income was primarily driven by our Infrastructure segment as a result of unrepeated gains on lease modifications and unrepeated gains on the sale of various properties in the comparable period, as well as various losses on the sale of properties and a loss on lease modification in the current period. Partially offsetting the above decreases was a decrease in SG&A, which was primarily driven by our Infrastructure segment primarily due to a decrease in compensation-related expenses primarily due to timing, and, to a lesser extent, decreases in consulting fees and travel expenses, which were partially offset by an increase in computer and software-related costs in the current period.

Interest expense: Interest expense for the three months ended June 30, 2025, increased $4.9 million to $21.4 million from $16.5 million for the three months ended June 30, 2024. Interest expense for the six months ended June 30, 2025, increased $7.9 million to $41.6 million from $33.7 million for the six months ended June 30, 2024. The increases were primarily attributable to increases in exit fees and a higher outstanding principal balance at our Life Sciences segment as a result of the capitalization of unpaid interest into the principal balance subsequent to the comparable period, and, to a lesser extent our Spectrum segment, as well as an increase in interest rates at the Infrastructure segment. The increase in interest expense was partially offset by our Infrastructure and Non-Operating Corporate segments due to a net decrease in outstanding principal balances.

Loss from equity investees: Loss from equity investees for the three months ended June 30, 2025, decreased to zero from $1.1 million for the three months ended June 30, 2024. During the three months ended June 30, 2025 Pansend was unable to recognize any losses from MediBeacon due to Pansend's net carrying amount of its investment in MediBeacon being zero, whereas during the three months ended June 30, 2024, Pansend was able to recognize losses from MediBeacon as a result of additional convertible note investments in MediBeacon by Pansend during the second quarter of 2024.

Loss from equity investees for the six months ended June 30, 2025, increased $3.6 million to $5.9 million from $2.3 million for the six months ended June 30, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the six months ended June 30, 2025as a result of the first quarter equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the six months ended June 30, 2024, Pansend's basis in MediBeacon had increased by $2.3 million due to the issuance of additional convertible note investments in the comparable period, resulting in Pansend recognizing $2.3 million of equity method losses that were previously unrecognized. As of both June 30, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Refer to Note 6. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

Other (expense) income, net: Other (expense) income, net for the three months ended June 30, 2025, decreased $0.5 million to an expense of $0.3 million from income of $0.2 million for the three months ended June 30, 2024. The decrease was primarily driven by a decrease in interest income at our Life Sciences segment, a net loss on debt extinguishment of $0.3 million at our Infrastructure segment in the current period and an increase in foreign currency translation losses from our Infrastructure segment. These decreases were partially offset by an increase in unrealized fair value gains on marketable securities at our Non-Operating Corporate segment.

Other income (expense), net for the six months ended June 30, 2025, increased $4.7 million to income of $3.7 million from an expense of $1.0 million for the six months ended June 30, 2024. The increase was primarily driven by the $4.4 million step-up gain following MediBeacon's FDA approval in January 2025, a decrease in loss on extinguishment of debt due to $0.3 million related to a refinancing at our Infrastructure segment during the six months ended June 30, 2025 as compared to a $2.2 million loss on debt extinguishment at R2 Technologies in the comparable period, and an increase in unrealized fair value gains on marketable securities at our Non-Operating Corporate segment. These increases were partially offset by an increase in foreign currency translation losses from our Infrastructure segment, a decrease in interest income at our Life Sciences segment and a legal settlement expense at our Non-Operating Corporate segment in the current period.

Income tax (expense) benefit: Income tax expense for the three months ended June 30, 2025, increased $6.7 million to an expense of $4.2 million from a benefit of $2.5 million for the three months ended June 30, 2024. Income tax expense for the six months ended June 30, 2025, increased $10.5 million to $11.3 million from $0.8 million for the six months ended June 30, 2024. The increases in tax expense were primarily driven by the impact of projected pre-tax results on the annual effective tax rate and the limitations on the utilization of net operating losses ("NOL") by INNOVATE's U.S. consolidated group as a result of the Internal Revenue Code Section 382 and the Tax Cuts and Jobs Act's 80 percent limitation on NOLs incurred after 2017.

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

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs and (gains) losses on lease modifications; (iii) asset impairment expense; and (iv) accretion of asset retirement obligations; as applicable. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue	$233.1	$305.2	$(72.1)	$498.0	$613.1	$(115.1)

Cost of revenue	191.4	243.5	(52.1)	414.9	506.6	(91.7)
Selling, general and administrative	26.8	33.8	(7.0)	56.1	64.7	(8.6)
Depreciation and amortization	3.1	2.9	0.2	6.2	5.9	0.3
Other operating loss (income)	1.2	(10.5)	11.7	1.1	(8.9)	10.0
Income from operations	$10.6	$35.5	$(24.9)	$19.7	$44.8	$(25.1)

Revenue: Revenue for the three months ended June 30, 2025 decreased $72.1 million to $233.1 million from $305.2 million for the three months ended June 30, 2024. The decrease was primarily driven by the timing and size of projects at Banker Steel, DBMG's commercial structural steel fabrication and erection business, the industrial maintenance and repair business, and the construction modeling and detailing business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the comparable period on certain large commercial construction projects that have since been completed or are nearing completion in the current period.

Revenue for the six months ended June 30, 2025, decreased $115.1 million to $498.0 million from $613.1 million for the six months ended June 30, 2024. The decrease was primarily driven by the timing and size of projects at Banker Steel, the industrial maintenance and repair business, and the construction modeling and detailing business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed or are nearing completion in the current period.

Cost of revenue: Cost of revenue for the three months ended June 30, 2025 decreased $52.1 million to 191.4 million from $243.5 million for the three months ended June 30, 2024. The decrease was primarily driven by the decrease in revenues at Banker Steel, the industrial maintenance and repair business, DBMG's commercial structural steel fabrication and erection business and the construction modeling and detailing business, from the timing of project activity on certain large commercial construction projects and decreases in project costs as they were completed or are nearing completion in the current period.

Cost of revenue for the six months ended June 30, 2025, decreased $91.7 million to $414.9 million from $506.6 million for the six months ended June 30, 2024. The decrease was primarily driven by the decrease in revenues at Banker Steel, the industrial maintenance and repair business and the construction modeling and detailing business from the timing of project activity on certain large commercial construction projects and decreases in costs as they are completed or are were nearing completion in the current period, which was partially offset by an increase in costs associated with DBMG's commercial structural steel fabrication and erection business.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2025 decreased $7.0 million to 26.8 million from $33.8 million for the three months ended June 30, 2024. The decrease was primarily driven by a decrease in compensation-related expenses due to timing, and to a lesser extent, decreases in travel expenses and professional and consulting fees.

Selling, general and administrative expense for the six months ended June 30, 2025, decreased $8.6 million to $56.1 million from $64.7 million for the six months ended June 30, 2024. The decrease was primarily driven by a decrease in compensation-related expenses primarily due to timing, and, to a lesser extent, decreases in consulting fees and travel expenses, which were partially offset by an increase in computer and software-related costs in the current period.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2025 increased slightly by $0.2 million to $3.1 million from $2.9 million for the three months ended June 30, 2024. Depreciation and amortization for the six months ended June 30, 2025 increased slightly by $0.3 million to $6.2 million from $5.9 million for the six months ended June 30, 2024.

Other operating loss (income) : Other operating (income) loss for the three months ended June 30, 2025 decreased $11.7 million to a loss of $1.2 million from income of $10.5 million for the three months ended June 30, 2024. Other operating (income) loss for the six months ended June 30, 2025, decreased by $10.0 million to a loss of $1.1 million from income of $8.9 million for the six months ended June 30, 2024. The decreases were primarily driven by unrepeated gains on lease modifications and unrepeated gains on the sale of various properties in the comparable period, as well as various losses on the sale of properties and a loss on lease modification in the current period.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue	$3.2	$1.7	$1.5	$6.3	$2.7	$3.6

Cost of revenue	2.1	1.1	1.0	4.4	1.7	2.7
Selling, general and administrative	3.8	4.5	(0.7)	7.5	8.0	(0.5)
Depreciation and amortization	0.1	0.1	—	0.2	0.2	—
Loss from operations	$(2.8)	$(4.0)	$1.2	$(5.8)	$(7.2)	$1.4

Revenue: Revenue for the three months ended June 30, 2025, increased $1.5 million to $3.2 million from $1.7 million for the three months ended June 30, 2024. The increase was attributable to R2 Technologies, primarily driven by increases in Glacial Spa unit sales, consumable sales and Glacial fx unit sales outside North America, as well as an increase in Glacial fx unit sales and consumable sales in North America. The increase was partially offset by a decrease in Glacial Rx unit sales in North America.

Revenue for the six months ended June 30, 2025, increased $3.6 million to $6.3 million from $2.7 million for the six months ended June 30, 2024. The increase in revenue was attributable to R2 Technologies, primarily driven by an increase in Glacial fx unit sales and consumable sales in North America, as well as an increase in Glacial Spa unit sales, consumable sales and Glacial fx unit sales outside North America.

Cost of revenue: Cost of revenue for the three months ended June 30, 2025, increased $1.0 to $2.1 million from $1.1 million for the three months ended June 30, 2024. Cost of revenue for the six months ended June 30, 2025, increased $2.7 million to $4.4 million from $1.7 million for the six months ended June 30, 2024. The increases in cost of revenue were attributable to R2 Technologies, primarily driven by the increase in revenue from the additional unit system and consumables sales noted above, and, to a lesser extent, the related increases in warranty expenses, royalty expenses, and freight costs. The increase in cost of revenue was partially offset by changes in product mix sold as the Glacial fx and Glacial Spa systems have a lower production cost per system compared to the Glacial Rx.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2025 decreased $0.7 million to $3.8 million from $4.5 million for the three months ended June 30, 2024. The decrease was primarily driven by R2 Technologies as a result of a decrease in employee commissions.

Selling, general and administrative expense for the six months ended June 30, 2025, decreased $0.5 million to $7.5 million from $8.0 million for the six months ended June 30, 2024. The decrease was primarily driven by a reduction in compensation-related expenses at Pansend.

Spectrum Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue	$5.7	$6.2	$(0.5)	$11.9	$12.5	$(0.6)

Cost of revenue	2.9	2.9	—	5.8	5.8	—
Selling, general and administrative	1.9	1.8	0.1	3.8	3.7	0.1
Depreciation and amortization	1.2	1.3	(0.1)	2.4	2.6	(0.2)
Other operating loss	—	0.1	(0.1)	—	0.1	(0.1)
(Loss) income from operations	$(0.3)	$0.1	$(0.4)	$(0.1)	$0.3	$(0.4)

Revenue: Revenue for the three months ended June 30, 2025, decreased $0.5 million to $5.7 million from $6.2 million for the three months ended June 30, 2024. Revenue for the six months ended June 30, 2025, decreased $0.6 million to $11.9 million from $12.5 million for the six months ended June 30, 2024. The decreases were primarily driven by the loss of certain customers and a decrease in direct response advertising, which was partially offset by the launch of new networks subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative for the three months ended June 30, 2025 increased slightly by $0.1 million to $1.9 million from 1.8 million for the three months ended June 30, 2024. Selling, general and administrative for the six months ended June 30, 2025 increased slightly by $0.1 million to 3.8 million from 3.7 million for the six months ended June 30, 2024.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2025, decreased slightly by $0.1 million to $1.2 million from $1.3 million for the three months ended June 30, 2024. Depreciation and amortization for the six months ended June 30, 2025, decreased slightly by $0.2 million to $2.4 million from $2.6 million for the six months ended June 30, 2024.

Other operating loss: Other operating loss for both the three and six months ended June 30, 2025, decreased slightly to zero from 0.1 million for both the three and six months ended June 30, 2024.

Non-Operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Selling, general and administrative	$2.6	$2.8	$(0.2)	$5.5	$6.0	$(0.5)
Depreciation and amortization	—	0.1	(0.1)	—	0.1	(0.1)
Other operating loss (income)	—	(0.1)	0.1	—	0.2	(0.2)
Loss from operations	$(2.6)	$(2.8)	$0.2	$(5.5)	$(6.3)	$0.8

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2025, decreased $0.2 million to $2.6 million from $2.8 million for the three months ended June 30, 2024. Selling, general and administrative expenses for the six months ended June 30, 2025 decreased 0.5 million to $5.5 million from $6.0 million for the six months ended June 30, 2024. The decreases were primarily driven by a decrease in legal fees due to legal matters settled subsequent to the comparable period, as well as slight decreases in other employee-related expenses, accounting and other professional expenses and insurance expense, which were partially offset by an increase in share-based compensation expense related to the issuance of equity awards to our Interim-CEO, which awards had not yet been granted in the comparable period.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2025, decreased to zero from $0.1 million for the three months ended June 30, 2024. Depreciation and amortization for the six months ended June 30, 2025, decreased to zero from $0.1 million for the six months ended June 30, 2024. The decreases were driven by assets that were fully depreciated subsequent to the comparable periods.

Other operating loss (income): Other operating income for the three months ended June 30, 2025, decreased to zero from income of $0.1 million for the three months ended June 30, 2024. Other operating loss for the six months ended June 30, 2025, decreased to zero from a loss of $0.2 million for the six months ended June 30, 2024. Other operating loss for the six months ended June 30, 2024 related to lease termination costs for two leases exited by the Company.

Loss from Equity Investees

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	(Increase ) / Decrease	2025	2024	(Increase) / Decrease
Life Sciences	$—	$(1.1)	$1.1	$(5.9)	$(2.3)	$(3.6)
Loss from equity investees	$—	$(1.1)	$1.1	$(5.9)	$(2.3)	$(3.6)

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended June 30, 2025, decreased to zero from $1.1 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, Pansend was unable to recognize any losses from MediBeacon due to Pansend's net carrying amount of its investment in MediBeacon being zero, whereas during the three months ended June 30, 2024, Pansend was able to recognize losses from MediBeacon as a result of additional convertible note investments in MediBeacon by Pansend during the second quarter of 2024.

Loss from equity investees within our Life Sciences segment for the six months ended June 30, 2025, increased $3.6 million to $5.9 million from $2.3 million for the six months ended June 30, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the six months ended June 30, 2025, as a result of the first quarter equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the six months ended June 30, 2024, Pansend's basis in MediBeacon had increased by $2.3 million due to the issuance of additional convertible note investments in the comparable period, resulting in Pansend recognizing $2.3 million of equity method losses that were previously unrecognized. As of both June 30, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment.

Refer to Note 6. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, and asset impairment expense; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; realignment and exit costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Infrastructure	$19.3	$32.5	$(13.2)	$36.0	$50.8	$(14.8)
Life Sciences	(2.6)	(4.8)	2.2	(11.3)	(9.0)	(2.3)
Spectrum	1.0	1.5	(0.5)	2.4	3.1	(0.7)
Non-Operating Corporate	(2.0)	(2.5)	0.5	(4.2)	(5.4)	1.2
Other and Eliminations	—	—	—	—	—	—
Adjusted EBITDA	$15.7	$26.7	$(11.0)	$22.9	$39.5	$(16.6)

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

(in millions)	Three Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$5.5	$(6.5)	$(6.1)	$(12.7)	$—	$(19.8)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Depreciation and amortization (included in cost of revenue)	3.0	—	—	—	—	3.0
Other operating loss	1.2	—	—	—	—	1.2
Interest expense	2.4	5.2	3.9	9.9	—	21.4
Other expense (income), net	—	—	2.3	(2.0)	—	0.3
Income tax expense	2.1	—	—	2.1	—	4.2
Non-controlling interest	0.6	(1.4)	(0.4)	—	—	(1.2)
Share-based compensation expense	—	—	—	0.7	—	0.7
Realignment and exit costs	1.4	—	0.1	—	—	1.5
Adjusted EBITDA	$19.3	$(2.6)	$1.0	$(2.0)	$—	$15.7

(in millions)	Three Months Ended June 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$21.0	$(3.8)	$(5.0)	$2.1	$0.1	$14.4
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.9	0.1	1.3	0.1	—	4.4
Depreciation and amortization (included in cost of revenue)	3.8	0.1	—	—	—	3.9
Other operating (income) loss	(10.5)	—	0.1	(0.1)	—	(10.5)
Interest expense	2.0	1.0	3.4	10.1	—	16.5
Other (income) expense, net	(0.3)	(0.3)	2.1	(1.6)	(0.1)	(0.2)
Income tax expense (benefit)	10.9	—	—	(13.4)	—	(2.5)
Non-controlling interest	2.0	(2.0)	(0.5)	—	—	(0.5)
Share-based compensation expense	—	0.1	—	0.3	—	0.4
Realignment and exit costs	0.7	—	—	—	—	0.7
Acquisition and disposition costs	—	—	0.1	—	—	0.1
Adjusted EBITDA	$32.5	$(4.8)	$1.5	$(2.5)	$—	$26.7

Infrastructure: Net income from our Infrastructure segment for the three months ended June 30, 2025, decreased $15.5 million to $5.5 million from $21.0 million for the three months ended June 30, 2024. Adjusted EBITDA from our Infrastructure segment for the three months ended June 30, 2025, decreased $13.2 million to $19.3 million from $32.5 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by a decrease in revenue and gross margins at DBMG's commercial structural steel fabrication and erection business, a decrease in revenue at Banker Steel and a decrease in revenue and gross margins at the construction modeling and detailing business, due to timing of certain large commercial construction projects that have since been completed or are nearing completion in the current period. This decrease was partially offset by a an improvement in gross margins at the industrial maintenance and repair business, and a decrease in recurring SG&A expenses, primarily driven by a decrease in compensation-related expenses due to timing, and to a lesser extent, decreases in travel expenses and professional and consulting fees.

Life Sciences: Net loss from our Life Sciences segment for the three months ended June 30, 2025, increased $2.7 million to $6.5 million from $3.8 million for the three months ended June 30, 2024. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2025, decreased $2.2 million to $2.6 million from $4.8 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA loss was primarily due to the decrease in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above, and an increase in gross profit at R2 Technologies, driven by increased revenue (as discussed in the Revenue section above), and a decrease in SG&A expenses at R2 Technologies primarily driven by a decrease in employee commissions.

Spectrum: Net loss from our Spectrum segment for the three months ended June 30, 2025, increased $1.1 million to $6.1 million from $5.0 million for the three months ended June 30, 2024. Adjusted EBITDA from our Spectrum segment for the three months ended June 30, 2025, decreased $0.5 million to $1.0 million from $1.5 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by the loss of certain customers and a decrease in direct response advertising, which was partially offset by the launch of new networks subsequent to the comparable period.

Non-Operating Corporate: Net income (loss) from our Non-Operating Corporate segment for the three months ended June 30, 2025, decreased $14.8 million to a loss of $12.7 million from income of $2.1 million for the three months ended June 30, 2024. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended June 30, 2025, decreased $0.5 million to $2.0 million from $2.5 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in legal fees due to legal matters settled subsequent to the comparable period, as well as a slight decrease in employee-related expenses, accounting and other professional expenses and insurance expense.

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the six months ended June 30, 2025 and 2024:

(in millions)	Six Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$10.1	$(14.1)	$(11.5)	$(28.8)	$—	$(44.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	6.2	0.2	2.4	—	—	8.8
Depreciation and amortization (included in cost of revenue)	6.5	—	—	—	—	6.5
Other operating loss	1.1	—	—	—	—	1.1
Interest expense	4.5	9.7	7.6	19.8	—	41.6
Other (income) expense, net	(0.3)	(4.5)	4.5	(3.4)	—	(3.7)
Income tax expense	4.4	—	—	6.9	—	11.3
Non-controlling interest	1.0	(2.8)	(0.7)	—	—	(2.5)
Share-based compensation expense	—	0.2	—	1.3	—	1.5
Realignment and exit costs	2.5	—	0.1	—	—	2.6
Adjusted EBITDA	$36.0	$(11.3)	$2.4	$(4.2)	$—	$22.9

(in millions)	Six Months Ended June 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$25.4	$(8.3)	$(9.8)	$(10.4)	$0.1	$(3.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.9	0.2	2.6	0.1	—	8.8
Depreciation and amortization (included in cost of revenue)	7.8	0.1	—	—	—	7.9
Other operating (income) loss	(8.9)	—	0.1	0.2	—	(8.6)
Interest expense	4.7	1.9	6.8	20.3	—	33.7
Other (income) expense, net	(1.1)	1.7	4.1	(3.6)	(0.1)	1.0
Income tax expense (benefit)	13.4	—	—	(12.6)	—	0.8
Non-controlling interest	2.4	(4.8)	(0.8)	—	—	(3.2)
Share-based compensation expense	—	0.2	—	0.6	—	0.8
Realignment and exit costs	1.2	—	—	—	—	1.2
Acquisition and disposition costs	—	—	0.1	—	—	0.1
Adjusted EBITDA	$50.8	$(9.0)	$3.1	$(5.4)	$—	$39.5

Infrastructure: Net income from our Infrastructure segment for the six months ended June 30, 2025, decreased $15.3 million to $10.1 million from $25.4 million for the six months ended June 30, 2024. Adjusted EBITDA from our Infrastructure segment for the six months ended June 30, 2025, decreased $14.8 million to $36.0 million from $50.8 million for the six months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by a decrease in gross margins at DBMG's commercial structural steel fabrication and erection business, a decrease revenue at Banker Steel, and a decrease in gross margins and revenue at the construction modeling and detailing business, due to timing of certain large commercial construction projects that have since been completed or are nearing completion in the current period. This decrease was partially offset by an improvement in gross margin at the industrial maintenance and repair business, and a decrease in recurring SG&A expenses, primarily driven by a decrease in compensation-related expenses due to timing, and to a lesser extent, decreases in consulting fees and travel expenses, which were partially offset by an increase in computer and software-related costs in the current period.

Life Sciences: Net loss from our Life Sciences segment for the six months ended June 30, 2025, increased $5.8 million to $14.1 million from $8.3 million for the six months ended June 30, 2024. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2025, increased $2.3 million to $11.3 million from $9.0 million for the six months ended June 30, 2024. The increase in Adjusted EBITDA loss was primarily due to an increase in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above. The increase in Adjusted EBITDA loss was partially offset by an increase in gross profit at R2 Technologies, driven by increased revenue (as discussed in the Revenue section above), and a decrease in SG&A expenses primarily driven by a reduction in compensation-related expenses at Pansend.

Spectrum: Net loss from our Spectrum segment for the six months ended June 30, 2025, increased $1.7 million to $11.5 million from $9.8 million for the six months ended June 30, 2024. Adjusted EBITDA from our Spectrum segment for the six months ended June 30, 2025, decreased $0.7 million to $2.4 million from $3.1 million for the six months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily driven by the loss of certain customers and a decrease in direct response advertising, which was partially offset by the launch of new networks subsequent to the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the six months ended June 30, 2025, increased $18.4 million to $28.8 million from $10.4 million for the six months ended June 30, 2024. Adjusted EBITDA loss from our Non-Operating Corporate segment for the six months ended June 30, 2025, decreased $1.2 million to $4.2 million from $5.4 million for the six months ended June 30, 2024. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in legal fees due to legal matters settled subsequent to the comparable period, as well as a slight decrease in employee-related expenses, accounting and other professional expenses and insurance expense.

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

Infrastructure Segment

As of June 30, 2025, DBMG's backlog was $1,254.4 million, consisting of $1,140.8 million under contracts or purchase orders and $113.6 million under letters of intent or notices to proceed. Approximately $737.1 million, representing 58.8% of DBMG’s backlog as of June 30, 2025, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG has included an additional $12.2 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Subsequent to quarter end, on August 4, 2025, the Company closed a series of indebtedness refinancing transactions that will extend certain of the Company’s debt maturities. The refinancing transactions include (i) the initial closing of an exchange offer and consent solicitation with respect to the Company’s senior secured notes, (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes, (iii) amendment and extension of the Company’s 2020 revolving credit agreement, (iv) amendment and extension of the Company’s CGIC note, as well as the exchange of a portion of the Company’s preferred stock held by CGIC in exchange for increasing the principal amount of that note, (v) amendment and extension of the Spectrum debt and (vi) amendment and extension of the R2 Technologies debt. Refer to Note 21. Subsequent Events, which is incorporated herein by reference, for additional information.

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment's liquidity needs have primarily been for interest payments on its 8.50% 2026 Senior Secured Notes, 2026 Convertible Notes, Revolving Line of Credit, CGIC Unsecured Note, and dividend payments, out of legally available funds, on its Series A-3 and Series A-4 Preferred Stock and recurring operational expenses.

On a consolidated basis, as of June 30, 2025, we had $33.4 million of cash and cash equivalents, excluding restricted cash, compared to $48.8 million as of December 31, 2024. On a stand-alone basis, as of June 30, 2025, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $3.1 million and $2.6 million of marketable securities, as compared to cash and cash equivalents, excluding restricted cash, of $13.8 million and $1.8 million of marketable securities as of December 31, 2024.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of June 30, 2025, we had $641.3 million of principal indebtedness on a consolidated basis compared to $668.3 million as of December 31, 2024, a net decrease of $27.0 million, due to a $29.5 million decrease in debt at our Infrastructure segment as part of a refinancing transaction, which was partially offset by a net increase at our Life Sciences segment due to the capitalization of $2.5 million of unpaid accrued interest at R2 Technologies into their outstanding principal balance.

On a stand-alone basis, our Non-Operating Corporate segment indebtedness was $429.9 million in principal amount as of both June 30, 2025 and December 31, 2024. The June 30, 2025 indebtedness balance consists of the $330.0 million aggregate principal amount of 8.50% 2026 Senior Secured Notes, $48.9 million aggregate principal amount of 2026 Convertible Notes (which excludes the $2.9 million 2026 Convertible Notes repurchased in 2024 and retired by the Company in 2025), $31.0 million principal amount of the CGIC Unsecured Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit. Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 8.50% 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year, quarterly interest payments on the Revolving Line of Credit, and monthly interest payments on the CGIC Unsecured Note. As described below, the interest rate on the CGIC Unsecured Note increased from 9.0% per annum to 16.0% per annum on May 9, 2024, and increased from 16.0% per annum to 32.0% per annum on May 9, 2025.

We are required to make dividend payments, out of legally available funds, on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year. During the three months ended March 31, 2025, the Company accrued the 7.5% quarterly dividend of $0.3 million and subsequently paid the dividend in April 2025. During the three months ended June 30, 2025, the Company accrued the 7.5% quarterly dividend of $0.3 million but did not declare any cash dividends with respect to its outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. In addition, during the three months ended June 30, 2025, the Company recorded the accretion or accrual of additional dividends totaling $1.9 million. See Note 15. Equity and Temporary Equity for additional information.

Our Non-Operating Corporate segment received $0.2 million and $15.8 million in net tax sharing payments from our Infrastructure segment for the three and six months ended June 30, 2025, respectively. Additionally, our Non-Operating Corporate segment received $5.0 million in dividends from its Infrastructure segment during the three and six months ended June 30, 2025. Subsequent to quarter end, DBMG declared a $4.4 million cash dividend which will be paid on August 21, 2025. Innovate expects to receive approximately $4.0 million of the total dividend.

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

The principal conditions leading to this conclusion are the upcoming maturity of R2 Technologies' debt and from certain cross-default provisions in the Company's Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the Senior Secured Notes over the next twelve months.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales and refinancing the debt at Corporate and certain of its subsidiaries and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. Refer to Note 21. Subsequent Events for additional information.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Infrastructure	$5.1	$2.7	$9.2	$7.9
Life Sciences	(0.1)	—	—	0.1
Spectrum	1.1	0.4	1.6	0.7
Total	$6.1	$3.1	$10.8	$8.7

Indebtedness

Subsequent to quarter end, on August 4, 2025 (the “Closing Date”), the Company closed a series of indebtedness refinancing transactions that will extend certain of the Company’s debt maturities. Refer to “Recent Developments – Debt Obligations and Financing” and Note 21. Subsequent Events, which is incorporated herein by reference, for additional information.

Non-Operating Corporate

2026 Senior Secured Notes

On February 1, 2021, our Non-Operating Corporate segment repaid the senior secured notes that were due in 2021 and issued $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes"). The 2026 Senior Secured Notes mature on February 1, 2026, and accrue interest at a rate of 8.50% per year, which interest is paid semi-annually on February 1st and August 1st of each year. If the Company sells certain assets and the net cash proceeds from all applicable asset sales exceed $50.0 million since the issue date of the 2026 Senior Secured Notes, the Company may be required in certain circumstances to make an offer to purchase the notes with the net cash proceeds from such an asset sale in excess of such $50.0 million threshold at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

For additional information on the terms and conditions of the 2026 Senior Secured Notes, including guarantees, ranking and collateral, refer to Note 11. Debt Obligations to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under a separate indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee (the "Convertible Indenture"). In July 2024, we repurchased $2.9 million principal amount of our 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As of June 30, 2025, we had $48.9 million principal amount of 2026 Convertible Notes outstanding. The 2026 Convertible Notes mature on August 1, 2026, unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually on February 1st and August 1st of each year.

For additional information on the terms and conditions of the 2026 Convertible Notes, including optional redemption, conversion rights guarantees, ranking and collateral, refer to Note 11. Debt Obligations to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of June 30, 2025. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD. The maturity date of the Revolving Line of Credit, as amended on March 6, 2025, is August 1, 2025. The amount outstanding under the Revolving Line of Credit is subject to mandatory prepayment from the net cash proceeds from certain asset sales in excess of $10.0 million. Subsequent to June 30, 2025, the maturity date of the Revolving Line of Credit was further amended. Refer to Note 21. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

For additional information on the terms and conditions of the Revolving Line of Credit, including guarantees and ranking and collateral, refer to Note 11. Debt Obligations to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025.

CGIC Unsecured Note

On May 9, 2023, in connection with the redemption of the DBMGi Series A Preferred Stock, the Company issued a subordinated unsecured promissory note to CGIC in the principal amount of $35.1 million (the "CGIC Unsecured Note"). The CGIC Unsecured Note is due February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, bore interest at 16.0% per annum from May 9, 2024, to May 8, 2025, and bears interest at 32.0% per annum thereafter. The CGIC Unsecured Note also requires a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. Other covenants in the CGIC Unsecured Note are generally consistent with the Company's Indenture governing the 8.50% Senior Secured Notes due 2026, dated as of February 1, 2021, by and among the Company, the guarantors party thereto and U.S. Bank National Association. As a result of the closing of the Rights Offering, on April 24, 2024, INNOVATE redeemed $4.1 million of the CGIC Unsecured Note on April 26, 2024.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and to Note 16. Equity and Temporary Equity and to Note 11. Debt Obligations included in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025, for additional information.

Infrastructure

As of June 30, 2025, our Infrastructure segment has an aggregate amount of principal outstanding debt, including obligations under finance leases, outstanding of $115.2 million.

On May 20, 2025, DBMG entered into an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with the lenders which are party thereto from time to time (each a “Lender” and collectively the “Lenders”) and UMB BANK, N.A. ("UMB"). The DBMG Credit Agreement provides DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contains an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Credit Facility will mature on May 20, 2030. DBMG entered into the DBMG Revolving Facility to fully repay DBMG’s existing debt obligations and provide additional working capital capacity.

On May 20, 2025, concurrently with DBMG’s entry into the new DBMG Credit Agreement, DBMG terminated its prior Credit Agreement, dated as of May 27, 2021 and as amended by the First Amendment to Credit Agreement, dated August 2, 2022, the Second Amendment to Credit Agreement, dated December 12, 2023, and the Third Amendment to Credit Agreement, dated June 28, 2024 (as amended, the “Prior DBMG Credit Agreement”). DBMG used a portion of the proceeds of the new DBMG Credit Agreement to refinance the indebtedness under the Prior DBMG Credit Agreement, and thereafter terminated the Prior DBMG Credit Agreement. The maturity dates of the revolving line and term loans under the Prior DBMG Credit Agreement were August 15, 2025, and May 31, 2026, respectively.

As of June 30, 2025, DBMG had a total outstanding balance of $30.0 million under its new revolving facility and the effective interest rate on DBMG's revolving loans was 7.60%. Interest on the new revolving facility is paid monthly and the new revolving facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line,

As of June 30, 2025, the total outstanding balance of DBMG's term loans was 85.0 million, and the effective interest rate was 8.16%. Principal payments and interest on DBMG's term loans are paid monthly

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Life Sciences

As of June 30, 2025, our Life Sciences segment has aggregate principal outstanding debt of $26.5 million.

R2 Technologies has a short-term note with Lancer Capital. Interest on the note, as amended, is payable monthly in arrears, in cash or, if not paid in cash, accrued and unpaid interest is capitalized monthly into the principal balance. During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and another additional exit fee of $1.0 million was incurred under the amendment, which continues to increase by $1.0 million each month until maturity. The base exit fee, as amended, and as of June 30, 2025, was equal to 12.92% of the principal amount being repaid and continues to increase by 0.17% each month until maturity. The total new exit fees associated with the notes have been recorded as an original issue discount of $8.7 million and are being amortized over the remaining life of the note, which is assumed to be the maturity date. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees amount of $16.5 million which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. The exit fees are payable on the earliest of the maturity date, the date of the acceleration of the principal amount of the note for any reason or, if any portion of the note is prepaid at any time, the date of such prepayment of the note. In addition, under the recent amendment, a new $5.0 million default fee will be payable on August 1, 2025, in the event all obligations under the note, including principal, any accrued and unpaid interest, and exit fees, are not repaid in full prior to the August 1, 2025, maturity date. The $5.0 million default fee will only be recognized in the event of a default on August 1, 2025. Subsequent to June 30, 2025, the note was further amended. Refer to Note 21. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

As of June 30, 2025, the total carrying amount relating to the 20% note was $41.6 million, inclusive of $26.5 million of principal and capitalized interest, partially offset by $1.4 million of unamortized original issue discount, which are included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $16.5 million in total accrued exit fees which are included within Accrued liabilities in the Condensed Consolidated Balance Sheet.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 11. Debt Obligations to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025, for additional information on the note and the various amendments.

On February 20, 2025, Pansend closed on a new $3.5 million convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend, into shares of a new Series E Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. On June 9, 2025, Pansend closed on a new $3.0 million convertible 13.0% note instrument with R2 Technologies, of which $0.6 million had been funded as of June 30, 2025. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series F Convertible Preferred Stock ("Series F") in R2 Technologies upon written notice to R2 Technologies and has a maturity date of the earlier of July 31, 2025, or a change in control of R2 Technologies, as defined in the note. The transaction is eliminated on consolidation. Subsequent to quarter end, in July 2025, an additional $0.8 million was funded. Subsequent to quarter end, the maturities of these intercompany notes were extended to the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes.

Refer to Note 15. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Spectrum

As of June 30, 2025, our Spectrum segment has aggregate principal outstanding debt of $69.7 million, consisting of 8.50% and 11.45% Notes. Interest is capitalized and payable upon maturity of the notes. The maturity date, as amended, of Spectrum's 8.50% and 11.45% Notes, is August 15, 2025.

The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A corresponding liability of $15.9 million is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the weighted-average effective interest rates on the notes, as amended, was 22.9% and 22.8%, respectively.

During November 2023, concurrently with Broadcasting's execution of the Ninth Amendment to Secured Notes, which among other things extended the maturity of the notes, INNOVATE entered into a related side letter with the lenders, whereby INNOVATE agreed to utilize proceeds from the sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of our Spectrum segment's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, an additional $2.0 million is payable for payments made after November 9, 2024, and in exchange for the additional fee, the institutional investors will return their equity interests in HC2 Broadcasting Holdings, Inc. and their equity interests in DTV.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, and Note 11. Debt Obligations to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K, which was filed with the SEC on March 31, 2025, for additional information.

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

The maintenance of liquidity covenant provides that the Company will not permit the aggregate amount of (i) all unrestricted cash and Cash Equivalents of the Company and the Subsidiary Guarantors, (ii) amounts available for drawing under revolving credit facilities and undrawn letters of credit of the Company and the Subsidiary Guarantors and (iii) dividends, distributions or payments that are immediately available to be paid to the Company by any of its Restricted Subsidiaries to be less than the Company’s obligation to pay interest for the next six months on the 8.50% 2026 Senior Secured Notes and all other Debt, including Convertible Series A-3 and Series A-4 Preferred Stock mandatory cash dividends or any other mandatory cash pay Series A-3 and Series A-4 Preferred Stock but excluding any obligation to pay interest on Series A-3 and Series A-4 Preferred Stock or any other mandatory cash payments on Series A-3 and Series A-4 Preferred Stock which, in each case, may be paid by accretion or in-kind in accordance with its terms of the Company and its Subsidiary Guarantors. As of June 30, 2025, the Company was in non-compliance with this covenant; however, the Company subsequently cured that non-compliance pursuant to the provisions of the indenture as a result of a liquidation of approximately $2.9 million in marketable securities subsequent to quarter end, and, accordingly, after giving effect to such cure the Company is in compliance with this covenant under the Secured Indenture.

The maintenance of collateral coverage provides that the certain subsidiaries' Collateral Coverage Ratio (as defined in the Secured Indenture as the ratio of (i) the Loan Collateral to (ii) Consolidated Secured Debt (each as defined therein)) calculated on a pro forma basis as of the last day of each fiscal quarter may not be less than 1.50 to 1.00. As of June 30, 2025, the Company was in compliance with this covenant.

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

The debt associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the agreement.

As of June 30, 2025, we were in compliance with the covenants of our debt agreements, other than with respect to the minimum liquidity covenant under the Secured Indenture that was cured subsequent to quarter end as noted above.

Refer to Note 21. Subsequent Events, which is incorporated herein by reference, for additional information on amendments to debt covenants subsequent to quarter end.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Six Months Ended June 30,		Change
	2025	2024
Cash provided by (used in) operating activities	$26.3	$(3.9)	$30.2
Cash used in investing activities	(10.2)	(0.7)	(9.5)
Cash (used in) provided by financing activities	(32.2)	4.6	(36.8)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.8	(0.6)	1.4
Net decrease in cash and cash equivalents, including restricted cash	$(15.3)	$(0.6)	$(14.7)

Operating Activities

Cash provided by operating activities was $26.3 million for the six months ended June 30, 2025, as compared to cash used in operating activities of $3.9 million for the six months ended June 30, 2024, an improvement of $30.2 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the six months ended June 30, 2025, the improvement in cash flows from operating activities was primarily driven by a decrease in working capital outflows at our Infrastructure segment, slightly offset by an increase in cash used in operating activities at our Non-Operating Corporate segment. The decrease in working capital outflows at our Infrastructure segment was primarily due to normal business fluctuations in contract-related assets and liabilities, accounts payable, accounts receivable, accounts payable and other accrued liabilities due to the timing of regular billing and collection activities and ordinary project activity. Our Non-Operating Corporate segment's increase in cash used in operating activities was primarily due to increases in cash paid for taxes and interest.

Investing Activities

Cash used in investing activities was $10.2 million for the six months ended June 30, 2025, as compared to $0.7 million for the six months ended June 30, 2024, an increase in cash used in investing activities of $9.5 million. Capital expenditures totaled $10.8 million, or $9.6 million net of proceeds from disposals, for the six months ended June 30, 2025, as compared to $8.7 million, or $1.1 million net proceeds after disposals, for the six months ended June 30, 2024, for a net increase in cash used in investing activities of $10.7 million. The increase was primarily driven by our Infrastructure segment, which had more PP&E sales in the comparable period due to a plant closure in the first quarter of 2024, and slightly increased PP&E additions in the current period at our Infrastructure and Spectrum segments. In addition, our Spectrum segment made acquisition payments of $0.3 million during the six months ended June 30, 2025, our Corporate segment purchased marketable investments for $0.3 million during the six months ended June 30, 2025, and other investing activities for the comparable period included unrepeated proceeds of $0.5 million related to a note receivable at our Life Sciences segment. These increases in cash used in investing activities were partially offset by unrepeated loans made by our Life Sciences segment to MediBeacon of $2.3 million in the comparable period.

Financing Activities

Cash used in financing activities was $32.2 million for the six months ended June 30, 2025, as compared to cash provided by financing activities of $4.6 million for the six months ended June 30, 2024, an increase in cash used in financing activities of $36.8 million. The increase in financing cash outflows was primarily driven by our Non-Operating Corporate segment, which received $33.2 million in net proceeds from the Rights Offering and Concurrent Private Placement in 2024. In addition, for the six months ended June 30, 2025, net repayments on other debt obligations totaled $15.4 million, as compared to net proceeds of $2.0 million in the comparable period, an increase in cash outflows of $17.4 million. The increase in net repayments on other debt obligations was primarily driven by our Infrastructure segment, who refinanced their debt in the current period, and had a $21.5 million net increase in term loan outflows. This was partially offset by our Non-Operating Corporate segment, due to an unrepeated $4.1 million repayment on the CGIC Unsecured Note in the comparable period. Net cash outflows from revolving credit facility activity were $15.6 million for six months ended June 30, 2025, as compared to $30.0 million for the six months ended June 30, 2024, for a decrease in net cash outflows of $14.4 million, which was attributable to our Infrastructure segment refinancing activities. The increase in cash used in financing activities was also driven by a $0.5 million increase in dividends paid due to dividends declared and paid by DBMG during the six months ended June 30, 2025 and a $0.1 million increase in other financing activities.

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

DBMG is required to make monthly interest payments on all of its debt. Based upon the June 30, 2025, debt balance, DBMG anticipates that its interest payments will be approximately $2.2 million for each remaining quarter of 2025.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended June 30, 2025. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 16. Related Parties to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
•our possible inability to refinance our existing debt, on attractive terms, or at all, or raise additional capital when needed;
•the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;
•the impact of covenants in the Indenture governing INNOVATE’s 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Unsecured Note and Revolving Line of Credit, the Certificates of Designation governing INNOVATE’s Series A-3 Preferred Stock and Series A-4 Preferred Stock and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC March 31, 2025, and an future amendments or other new financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•our expectations and timing with respect to any strategic dispositions and sales of our operating subsidiaries, or businesses, that we may make in the future and the effect of any such dispositions or sales on our results of operations; and
•the possibility of indemnification claims arising out of divestitures of businesses.

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
•our possible inability to refinance our existing debt, on attractive terms, or at all, or raise additional capital when needed;
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

Life Sciences / Pansend Life Sciences, LLC

Our actual results or other outcomes of Pansend Life Sciences, LLC, and, thus, our Life Sciences segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our Life Sciences segment's possible inability to refinance its existing debt, on attractive terms, or at all, or raise additional capital when needed;
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

Spectrum / HC2 Broadcasting Holdings Inc.

Our actual results or other outcomes of Broadcasting, and, thus, our Spectrum segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our Spectrum segment's possible inability to refinance its existing debt, on attractive terms, or at all, or raise additional capital when needed;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. Refer to Note 13. Commitments and Contingencies to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the three months ended June 30, 2025, there were 80 shares withheld in connection with the vesting of employee equity awards at a weighted-average price of $5.55 per share.

ITEM 5. OTHER INFORMATION

(c) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the six months ended June 30, 2025.

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

4.1
Indenture governing the 10.500% senior secured notes due 2027, dated as of August 4, 2025, by and among INNOVATE Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.2	Form of 10.500% senior secured notes due 2027 (incorporated by reference to Exhibit 4.1 (included in Exhibit 4.1) to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.3
First supplemental indenture to the indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among HC2 Holdings, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.4
Indenture governing the 9.500% convertible senior secured notes due 2027, dated as of August 4, 2025, by and among INNOVATE Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.5
Form of 9.500% convertible senior secured notes due 2027 (incorporated by reference to Exhibit 4.4 (included in Exhibit 4.4) to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.6
First supplemental indenture to the indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between HC2 Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.7
Seventh Amendment to Credit Agreement, dated as of July 31, 2025, among INNOVATE Corp., the guarantors party thereto and MSD PCOF Partners IX, LLC (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-3520)

4.8
Eighth Amendment to Credit Agreement, dated as of August 4, 2025, among INNOVATE Corp., the guarantors party thereto and MSD PCOF Partners IX, LLC (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-3520)

4.9
Tenth Omnibus Amendment to Secured Notes, dated as of August 4, 2025, by and among HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Mass Mutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.10
Side Letter to Tenth Omnibus Amendment to Secured Notes, dated as of August 4, 2025, by and among Innovate Corp., MassMutual Ascend Life Insurance Company, Great American Insurance Company and MSD PCOF Partners XVIII, LLC (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

10.1
Subordinated Secured Promissory Note dated August 4, 2025 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-35210)

10.2
Amendment No. 4 of Senior Secured Promissory Note dated effective as of July 31, 2025, by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-35210)

10.3
Amended and Restated Senior Secured Promissory Note dated as of August 4, 2025 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-35210)

10.4
Amended and Restated Credit Agreement, dated as of May 20, 2025, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 thereto, the Lenders, which are party thereto from time to time and UMB Bank, n.a., a national banking association, as Letter of Credit Issuer and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2025) (File No. 001-35210)

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal periods ended June 30, 2025, and June 30, 2024, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 5, 2025