Form 10-Q
period 2025-09-30
INNOVATE Corp.
filed 2025-11-12
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of November 7, 2025, 13,655,062 shares of common stock, par value $0.001, were outstanding.

1

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$347.1	$242.2	$863.3	$870.5
Cost of revenue	297.4	194.0	722.5	708.1
Gross profit	49.7	48.2	140.8	162.4
Operating expenses:
Selling, general and administrative	39.6	37.4	112.5	119.8
Depreciation and amortization	4.3	4.4	13.1	13.2
Other operating (income) loss	(0.3)	0.5	0.8	(8.1)
Income from operations	6.1	5.9	14.4	37.5
Other (expense) income:
Interest expense	(23.4)	(21.2)	(65.0)	(54.9)
Loss from equity investees	—	—	(5.9)	(2.3)
Other income, net	0.6	2.2	4.3	1.2
Loss from operations before income taxes	(16.7)	(13.1)	(52.2)	(18.5)
Income tax benefit (expense)	7.1	(3.1)	(4.2)	(3.9)
Net loss	(9.6)	(16.2)	(56.4)	(22.4)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	0.7	1.2	3.2	4.4
Net loss attributable to INNOVATE Corp.	(8.9)	(15.0)	(53.2)	(18.0)
Less: Preferred dividends	0.5	0.3	3.0	0.9
Net loss attributable to common stockholders and participating preferred stockholders	$(9.4)	$(15.3)	$(56.2)	$(18.9)

Loss per common share - basic and diluted	$(0.71)	$(1.18)	$(4.27)	$(1.69)

Weighted-average common shares outstanding - basic and diluted	13,264,799	12,966,322	13,176,043	9,928,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(9.6)	$(16.2)	$(56.4)	$(22.4)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(0.2)	1.0	0.9	0.3
Other comprehensive (loss) income	$(0.2)	$1.0	$0.9	$0.3
Comprehensive loss	(9.8)	(15.2)	(55.5)	(22.1)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	0.7	1.1	3.1	4.4
Comprehensive loss attributable to INNOVATE Corp.	$(9.1)	$(14.1)	$(52.4)	$(17.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$35.5	$48.8
Accounts receivable, net	265.6	194.0
Contract assets	80.8	106.3
Inventory	18.1	20.8
Other current assets	20.6	21.0
Total current assets	420.6	390.9
Investments	1.8	3.6
Deferred tax asset	1.6	1.6
Property, plant and equipment, net	134.4	133.6
Goodwill	126.9	126.7
Intangibles, net	167.0	172.4
Other assets	60.9	62.3
Total assets	$913.2	$891.1
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$99.9	$84.8
Accrued liabilities	110.1	109.7
Current portion of debt obligations	571.8	162.2
Contract liabilities	175.5	109.1
Other current liabilities	17.0	17.2
Total current liabilities	974.3	483.0
Deferred tax liability	4.3	4.4
Debt obligations	97.3	500.6
Other liabilities	45.0	46.8
Total liabilities	1,120.9	1,034.8
Commitments and contingencies (Note 13)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	9.1	16.1
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 of Series A-3; 1,937 and 10,000 of Series A-4, respectively.
Redeemable non-controlling interest	(0.9)	(0.5)
Total temporary equity	8.2	15.6
Stockholders’ deficit
Common stock, $0.001 par value	—	—
Shares authorized: 250,000,000
Shares issued: 13,818,904 and 13,410,179, respectively
Shares outstanding: 13,655,062 and 13,261,379, respectively
Additional paid-in capital	349.8	350.1
Treasury stock, at cost: 163,842 and 148,800 shares, respectively	(5.6)	(5.4)
Accumulated deficit	(575.1)	(521.9)
Accumulated other comprehensive loss	(2.4)	(3.2)
Total INNOVATE Corp. stockholders’ deficit	(233.3)	(180.4)
Non-controlling interest	17.4	21.1
Total stockholders’ deficit	(215.9)	(159.3)
Total liabilities, temporary equity and stockholders’ deficit	$913.2	$891.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of June 30, 2025	$17.1	13,336.1	$—	$349.2	$(5.6)	$(566.2)	$(2.2)	$(224.8)	$18.4	$(206.4)
Share based compensation expense	—	—	—	0.7	—	—	—	0.7	—	0.7
Dividends	0.3	—	—	(0.5)	—	—	—	(0.5)	(0.5)	(1.0)
Issuance of common stock, net of forfeitures	—	319.0	—	—	—	—	—	—	—	—
Exchange of preferred stock for debt	(9.1)	—	—	—	—	—	—	—	—	—
Transactions with noncontrolling interests	—	—	—	(0.1)	—	—	—	(0.1)	0.1	—
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Net loss	(0.1)	—	—	—	—	(8.9)	—	(8.9)	(0.6)	(9.5)
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Balance as of September 30, 2025	$8.2	13,655.1	$—	$349.8	$(5.6)	$(575.1)	$(2.4)	$(233.3)	$17.4	$(215.9)

Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
Share based compensation expense	—	—	—	2.2	—	—	—	2.2	—	2.2
Shares withheld to satisfy tax withholdings	—	(15.1)	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends	2.1	—	—	(3.0)	—	—	—	(3.0)	(1.0)	(4.0)
Issuance of common stock, net of forfeitures	—	408.8	—	—	—	—	—	—	—	—
Exchange of preferred stock for debt	(9.1)	—	—	—	—	—	—	—	—	—
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Net loss	(0.4)	—	—	—	—	(53.2)	—	(53.2)	(2.8)	(56.0)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8	0.1	0.9
Balance as of September 30, 2025	$8.2	13,655.1	$—	$349.8	$(5.6)	$(575.1)	$(2.4)	$(233.3)	$17.4	$(215.9)

(a) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $3.7 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interest	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of June 30, 2024	$15.9	13,053.0	$—	$348.4	$(5.4)	$(490.3)	$(1.7)	$(149.0)	$22.9	$(126.1)
Share-based compensation	—	—	—	0.3	—	—	—	0.3	—	0.3
Preferred stock dividends	—	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Reverse stock split	—	113.1	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	—	—	—	—	—	0.1	0.1
Net loss	(0.1)	—	—	—	—	(15.0)	—	(15.0)	(1.1)	(16.1)
Other comprehensive income	—	—	—	—	—	—	0.9	0.9	0.1	1.0
Balance as of September 30, 2024	$15.8	13,166.1	$—	$348.4	$(5.4)	$(505.3)	$(0.8)	$(163.1)	$22.0	$(141.1)

Balance as of December 31, 2023	$15.4	7,923.5	$—	$328.3	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)
Share-based compensation	—	—	—	1.1	—	—	—	1.1	—	1.1
Preferred stock dividends	(0.3)	—	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Issuance of common stock	—	129.5	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	31.3	—	—	—	—	—	—	—	—	—
Rights offering, net of transaction costs	—	530.6	—	1.9	—	—	—	1.9	—	1.9
Series C Preferred Share Conversion	(31.3)	4,469.4	—	31.3	—	—	—	31.3	—	31.3
Reverse stock split	—	113.1	—	—	—	—	—	—	—	—
Effect of Series D investment in R2 Technologies	1.1	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)
Transactions with non-controlling interests	0.1	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Net loss	(0.5)	—	—	—	—	(18.0)	—	(18.0)	(3.9)	(21.9)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3	—	0.3
Balance as of September 30, 2024	$15.8	13,166.1	$—	$348.4	$(5.4)	$(505.3)	$(0.8)	$(163.1)	$22.0	$(141.1)

(a) Inclusive of other comprehensive loss, foreign currency cumulative translation adjustments totaled a loss of $2.1 million and $2.4 million as of September 30, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(56.4)	$(22.4)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Share-based compensation expense	2.2	1.1
Depreciation and amortization (including amounts in cost of revenue)	22.8	24.8
Amortization of deferred financing costs and debt discount	17.7	5.6
Net loss on extinguishment or repurchase of debt	0.3	0.3
Loss from equity investees	5.9	2.3
Gains on lease modifications	(0.1)	(8.4)
Gains on investments	(5.2)	—
Deferred income tax expense	(0.1)	0.2
Other operating activities, net	1.6	(0.5)
Changes in assets and liabilities:
Accounts receivable	(72.7)	93.5
Contract assets	25.5	4.8
Other current assets	(0.6)	(1.5)
Inventory	2.7	1.4
Other assets	8.9	7.0
Accounts payable	14.6	(58.9)
Accrued liabilities	22.3	(3.2)
Contract liabilities	66.4	(68.0)
Other current liabilities	(0.3)	0.1
Other liabilities	(10.0)	(10.5)
Cash provided by (used in) operating activities	45.5	(32.3)
Cash flows from investing activities
Purchase of property, plant and equipment	(18.6)	(11.8)
Proceeds from disposal of property, plant and equipment	1.4	9.9
Loans to equity method investee	—	(2.3)
Purchase of investments	(0.3)	—
Proceeds from sale of investments	2.9	—
Cash paid for asset acquisitions	(0.5)	(0.3)
Other investing activities	—	0.5
Cash used in investing activities	(15.1)	(4.0)
Cash flows from financing activities
Proceeds from rights offering and private placement, net of issuance costs	—	33.2
Proceeds from lines of credit, net of deferred financing costs	85.9	40.0
Payments on lines of credit	(111.8)	(65.0)
Proceeds from other debt obligations, net of deferred financing costs	20.8	24.8
Principal payments for other debt obligations	(37.3)	(25.7)
Dividend payments	(1.5)	(0.9)
Other financing activities	(0.2)	—
Cash (used in) provided by financing activities	(44.1)	6.4
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.5	0.1
Net decrease in cash and cash equivalents, including restricted cash	(13.2)	(29.8)
Cash, cash equivalents and restricted cash, beginning of period	49.3	82.3
Cash, cash equivalents and restricted cash, end of period	$36.1	$52.5

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

2.The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest of 81.0% (81.4% as of December 31, 2024) in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of September 30, 2025, had a 44.7% interest (45.9% as of December 31, 2024) in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, and maintained a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and maintained a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

3.The Company's Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("Broadcasting" or "HC2B) and its subsidiaries. Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. The Company maintains a 98.0% controlling interest in Broadcasting and maintains a controlling interest of approximately 69.2%, inclusive of 2.8% proxy rights from minority holders of DTV America Corporation ("DTV"). On a fully diluted basis, the Company would have an 85.8% controlling interest in Broadcasting.

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

These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2025. Certain prior amounts have been reclassified or combined to conform to the current year presentation.

Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of certain Corporate debt, Spectrum's debt and R2 Technologies' debt and from certain cross-default provisions in the Company's 2027 Senior Secured Notes. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the 2027 Senior Secured Notes over the next twelve months, including from any potential breach of the milestone covenant under Section 4.27(b) of the 10.50% 2027 Senior Secured Notes Indenture.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales and raising additional capital. However, there can be no assurance that the Company will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Recent Accounting Pronouncements

Accounting Pronouncements Issued But Pending Adoption

On July 30, 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05 Financial Instruments - Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). The amendments in ASU 2025-05 provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (Revenue from Contracts with Customers). The practical expedient allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of an asset when developing reasonable and supportable forecasts as part of the estimation of expected credit losses. ASU 2025-05 is effective prospectively for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on the Company’s Condensed Consolidated Financial Statements.

On May 14, 2025, FASB issued ASU 2025-04 Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer ("ASU 2025-04"). The amendments in ASU 2025-04 revise the definition of the term performance condition for share-based consideration payable to a customer. ASU 2025-04 is effective on either a modified retrospective or retrospective basis (companies may choose between either method) for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating this ASU; however, the Company does not expect this ASU to have a material effect on the Company’s Condensed Consolidated Financial Statements.

On May 12, 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE ("ASU 2025-03"). The amendments in ASU 2025-03 require an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business to consider certain factors to determine which entity is the accounting acquirer. ASU 2025-03 is effective prospectively for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on future transactions; however, the Company does not expect this ASU to have a material effect on the Company’s Condensed Consolidated Financial Statements.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which became effective on January 1, 2025, and requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only, which is not required until year end 2025, and the Company does not expect that it will have a material effect on its consolidated financial statements or results of its operations when adopted. The Company continues to evaluate the effects of this ASU on its income tax disclosures.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
3. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Infrastructure	$338.4	$232.8	$836.4	$845.9
Life Sciences	3.1	3.0	9.4	5.7
Spectrum	5.6	6.4	17.5	18.9
Total revenue	$347.1	$242.2	$863.3	$870.5

Accounts receivable, net, from contracts with customers consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Infrastructure	$260.2	$184.8
Life Sciences	2.3	1.5
Spectrum	1.8	1.9
Total accounts receivable with customers	$264.3	$188.2

As of January 1, 2024, accounts receivable, net, from contracts with customers totaled $273.2 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial	116.1	57.1	246.2	230.9
Industrial	$85.1	$64.7	$219.1	$242.5
Transportation	48.6	58.2	134.6	228.0
Healthcare	48.6	40.9	124.2	114.4
Government	36.1	3.9	84.5	5.6
Leisure	1.7	4.3	12.9	6.9
Convention	0.2	1.8	8.3	10.3
Energy	1.8	1.9	5.5	5.7
Total revenue from contracts with customers	$338.2	$232.8	$835.3	$844.3
Other revenue	0.2	—	1.1	1.6
Total Infrastructure segment revenue	$338.4	$232.8	$836.4	$845.9

Contract assets and contract liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Costs incurred on contracts in progress	$1,323.5	$1,435.2
Estimated earnings	118.8	75.8
Contract revenue earned on uncompleted contracts	1,442.3	1,511.0
Less: progress billings	1,537.0	1,513.8
	$(94.7)	$(2.8)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$80.8	$106.3
Contract liabilities	(175.5)	(109.1)
	$(94.7)	$(2.8)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	September 30, 2025	December 31, 2024

Cost in excess of billings and estimated earnings	$30.9	$50.8
Conditional retainage	49.9	55.5
Contract assets	$80.8	$106.3

Billings in excess of costs and estimated earnings	$(213.4)	$(147.7)
Conditional retainage	37.9	38.6
Contract liabilities	$(175.5)	$(109.1)

As of January 1, 2024, contract assets were $118.6 million and contract liabilities were $153.5 million.

The change in contract assets during the nine months ended September 30, 2025 and 2024, is a result of the recording of $45.6 million and $63.6 million, respectively, of contract assets driven by new commercial projects, partially offset by $71.1 million and $68.4 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the nine months ended September 30, 2025 and 2024, is a result of the recording of periodic contract liabilities of $166.2 million and $78.3 million, respectively, driven largely by new commercial projects, partially offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $99.8 million and $146.3 million, respectively, including from certain large projects completed or nearing completion.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of September 30, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Commercial	$283.0	$26.7	$309.7
Healthcare	186.6	68.4	255.0
Industrial	223.5	13.9	237.4
Transportation	273.1	281.3	554.4
Government	143.1	6.9	150.0
Leisure	0.3	13.4	13.7
Convention	0.6	—	0.6
Energy	16.9	—	16.9
Remaining unsatisfied performance obligations	$1,127.1	$410.6	$1,537.7

DBMG's remaining unsatisfied performance obligations increase with awards of new contracts and decrease as it performs work and recognizes revenue on existing contracts. DBMG includes a project within its remaining unsatisfied performance obligations at such time the project is awarded and agreement on contract terms has been reached. DBMG's remaining unsatisfied performance obligations include amounts related to contracts for which a fixed price contract value is not assigned when a reasonable estimate of total transaction price can be made. DBMG expects to recognize this revenue approximately within the next 3.3 years.

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Systems and consumables revenue	$3.1	$3.0	$9.4	$5.7
Total Life Sciences segment revenue	$3.1	$3.0	$9.4	$5.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Broadcast station	$5.6	$6.4	$17.5	$18.9
Total Spectrum segment revenue	$5.6	$6.4	$17.5	$18.9

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of September 30, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of $12.9 million of broadcast station revenues of which $8.8 million is expected to be recognized within one year and $4.1 million is expected to be recognized within the next 3 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Contracts in progress	$260.2	$184.9
Unbilled retentions	0.1	0.1
Trade receivables	4.1	3.3
Other receivables	1.3	5.8
Allowance for expected credit losses	(0.1)	(0.1)
Total	$265.6	$194.0

As of January 1, 2024, accounts receivable, net totaled $278.4 million.

5. Inventory

Inventory consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Raw materials and consumables	$16.9	$19.6
Work in process	0.5	0.4
Finished goods	0.7	0.8
Total inventory	$18.1	$20.8

6. Investments

The carrying values of the Company's investments, by accounting category, were as follows (in millions):

Date	Equity Method (1)	Fair Value (2)	Measurement Alternative (3)	Total
September 30, 2025	$0.9	$—	$0.9	$1.8
December 31, 2024	$0.9	$1.8	$0.9	$3.6
(1) The Company's equity method investments were comprised of MediBeacon and Scaled Cell as of both September 30, 2025 and December 31, 2024.
(2) The Company's fair value investments in common stock were comprised of marketable equity securities in two publicly traded companies that were purchased in October 2024 and March 2025, all of which were sold in July 2025.
(3) The Company's measurement alternative method investment was comprised of Triple Ring as of both September 30, 2025 and December 31, 2024.

The Company's recognized share of net losses from its equity method investments was zero for both the three months ended September 30, 2025 and 2024, respectively, and totaled $5.9 million and $2.3 million for the nine months ended September 30, 2025 and 2024, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% to 39.7%. As a result of these transactions, Pansend recognized a step-up gain of $4.4 million which is reflected in Other (expense) income, net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, driven by the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

MediBeacon's total outstanding principal amount of notes due to Pansend was $0.5 million and $12.0 million, as of September 30, 2025 and December 31, 2024, respectively. Interest income earned by Pansend from the MediBeacon notes totaled $15 thousand and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and totaled $0.1 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively. The related accrued interest receivable was $0.4 million and $1.7 million, as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.5 million in secured promissory notes which has been offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $18.2 million.

Marketable Securities

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, and in March 2025, the Company purchased common shares in the open market of another publicly traded company for $0.3 million. Both purchases represented less than 1% of the total outstanding equity of the respective issuers. In July 2025, all of these shares were sold for aggregate proceeds of $2.9 million. Prior to their disposal, these securities were remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs. For the three and nine months ended September 30, 2025, fair value gains of $0.3 million and $0.8 million, respectively, related to these securities were included in Other income, net in the Condensed Consolidated Financial Statements.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Equipment, furniture and fixtures, and software	$221.2	$211.0
Building and leasehold improvements	37.1	36.8
Land	18.9	18.6
Construction in progress	12.9	8.0
Plant and transportation equipment	7.1	7.4
	$297.2	$281.8
Less: Accumulated depreciation	162.8	148.2
Total	$134.4	$133.6

Depreciation expense was $5.7 million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively. These amounts included $3.2 million and $3.7 million of depreciation expense recognized within cost of revenue for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $17.1 million and $19.0 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts included $9.7 million and $11.6 million of depreciation expense recognized within cost of revenue for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, the gross value of capitalized internal-use software included in PP&E was $20.9 million and $20.7 million, respectively, and the net book value as of September 30, 2025 and December 31, 2024, was $7.4 million and $9.8 million, respectively.

Assets held-for-sale are included within Other current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2025, there were $6.0 million in assets held-for-sale, which primarily consisted of one building, equipment and land and the associated improvements at the Company's Infrastructure segment. As of December 31, 2024, there were $7.0 million in assets held-for-sale, which primarily consisted of one building, equipment and land and the associated building improvements at the Company's Infrastructure segment.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance as of December 31, 2024	$105.3	$21.4	$126.7
Translation adjustments	0.2	—	0.2
Balance as of September 30, 2025	$105.5	$21.4	$126.9

Indefinite-lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	September 30, 2025	December 31, 2024

Federal Communications Commission ("FCC") licenses	$107.9	$107.7
Total	$107.9	$107.7

Definite-lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite-lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2025
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(12.2)	$12.9
Customer relationships and contracts	11 years	87.5	(53.0)	34.5
Channel sharing arrangements	35 years	12.6	(2.4)	10.2
Other	10 years	3.7	(2.2)	1.5
Total		$128.9	$(69.8)	$59.1

	Weighted-Average Original Useful Life	December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(11.0)	$14.1
Customer relationships and contracts	11 years	87.4	(49.1)	38.3
Channel sharing arrangements	35 years	12.6	(2.2)	10.4
Other	10 years	3.9	(2.0)	1.9
Total		$129.0	$(64.3)	$64.7

Amortization expense for definite-lived intangible assets was $1.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for definite-lived intangible assets was $5.7 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
9. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2025 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	September 30, 2025	December 31, 2024

Right-of-use assets:
Operating lease	Other assets (non-current)	$52.0	$53.7
Finance lease	Property, plant and equipment, net	0.2	0.5
Total right-of-use assets		$52.2	$54.2

Lease liabilities:
Current portion of operating lease	Other current liabilities	$12.7	$12.9
Non-current portion of operating lease	Other liabilities	41.9	43.5
Finance lease	Debt obligations	0.2	0.6
Total lease liabilities		$54.8	$57.0

The following table summarizes the components of lease expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$—	$0.1	$0.2	$0.3
Net finance lease cost	—	0.1	0.2	0.3
Operating lease cost	4.4	4.1	13.2	13.0
Variable lease cost	0.2	0.1	0.5	0.4
Sublease income	—	(0.1)	—	(0.5)
Total non-current lease cost	$4.6	$4.2	13.9	13.2
Short-term lease costs	6.8	8.8	22.2	23.9
Total lease cost	$11.4	$13.0	$36.1	$37.1

Cash flow information related to leases is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$4.4	$4.6	$14.3	$14.4
Financing cash flows for finance leases	$—	$0.1	$0.2	$0.3

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$5.5	$7.4	$10.6	$13.6
Finance leases	$—	$—	$0.1	$—
(1) The above amounts exclude $4.0 million received during the nine months ended September 30, 2025, and $4.0 million received during the nine months ended September 30, 2024 for a lease modification incentive. See below for additional information.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On May 1, 2024, a subsidiary of DBMG amended the termination date of three property leases that had an original expiry date of March 31, 2031. In exchange, and as an inducement for DBMG to early terminate, the landlord agreed to pay DBMG $12.0 million in surrender fees in three equal installments, contingent on timely vacate and inspection milestones, of which DBMG received $4.0 million in surrender fees in 2024 and $4.0 million in surrender fees in 2025, with the remaining $4.0 million payment due to DBMG due within five business days of the vacate date in 2027 for the remaining property lease. After final surrender of the properties, DBMG will have no further obligations under these leases. The Company accounted for this transaction as a lease modification and recognized a $8.4 million gain on lease modification, which is included in Other operating (income) loss in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.

The weighted-average remaining lease terms and the weighted-average discount rates for the Company's leases were as follows:

	September 30, 2025	December 31, 2024

Weighted-average remaining lease term (years) - operating leases	6.8	7.4
Weighted-average remaining lease term (years) - finance leases	2.1	2.7
Weighted-average discount rate - operating leases	6.2%	6.1%
Weighted-average discount rate - finance leases	4.9%	5.3%

Future minimum lease commitments (undiscounted) as of September 30, 2025, were as follows (in millions):

	Operating Leases	Finance Leases
2025 (remaining period)	$3.8	$0.1
2026	14.2	0.1
2027	12.2	—
2028	9.3	—
2029	5.8	—
Thereafter	21.4	—
Total future minimum lease payments	66.7	0.2
Less: amounts representing interest	(12.1)	—
Total lease liability	$54.6	$0.2

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Prepaid assets	$10.1	$10.9
Assets held-for-sale	6.0	7.0
Income tax receivable	2.6	0.6
Other	1.9	2.5
Total other current assets	$20.6	$21.0

Other Assets

Other assets, which are reflected within non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Right-of-use assets	$52.0	$53.7
Restricted cash - non-current	0.6	0.5
Other	8.3	8.1
Total other assets	$60.9	$62.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Accrued expenses	$17.2	$13.4
Accrued payroll and employee benefits	30.0	34.1
Accrued interest and exit fees (current portion)	60.2	61.0
Accrued sales and use taxes	0.2	0.4
Accrued income taxes	2.5	0.8
Total accrued liabilities	$110.1	$109.7

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Operating lease liability, current portion	$12.7	$12.9
Other	4.3	4.3
Total other current liabilities	$17.0	$17.2

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	September 30, 2025	December 31, 2024

Operating lease liability, net of current portion	$41.9	$43.5
Accrued interest (non-current portion)	—	0.7
Other	3.1	2.6
Total other liabilities	$45.0	$46.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	Maturity Date	September 30, 2025	December 31, 2024
Infrastructure
SOFR plus 2.75% Line of Credit	May 20, 2030	$20.0	$—
SOFR plus 2.75% Term Loan	May 20, 2030	83.9	—
PRIME minus 0.75% Line of Credit		—	45.0
3.25% Term Loan		—	74.6
PRIME minus 0.75% Term Loan		—	24.5
Obligations under finance leases	Various	0.2	0.6
Total Infrastructure		$104.1	$144.7

Spectrum
8.50% Note	September 30, 2026	$19.3	$19.3
11.45% Notes	September 30, 2026	50.4	50.4
Total Spectrum		$69.7	$69.7

Life Sciences
Lancer Promissory Note	August 1, 2026	$46.5	$24.0
Total Life Sciences		$46.5	$24.0

Non-Operating Corporate
10.50% Senior Secured Notes (1)	February 1, 2027	$360.4	$—
9.50% Convertible Senior Notes (1)	March 1, 2027	53.5	—
CGIC Promissory Note (1)	April 30, 2027	44.1	31.0
SOFR plus 5.75% Line of Credit	September 15, 2026	20.0	20.0
8.50% Senior Secured Notes	February 1, 2026	1.9	330.0
7.50% Convertible Senior Notes	August 1, 2026	0.2	48.9
Total Non-Operating Corporate		$480.1	$429.9

Total outstanding principal		$700.4	$668.3
Unamortized issuance discount, issuance premium, and deferred financing costs		(31.3)	(5.5)
Less: current portion of debt obligations (1)		(571.8)	(162.2)
Debt obligations, net of current portion		$97.3	$500.6
(1) Certain debt instruments with long-term maturity dates have been classified as current obligations as of September 30, 2025, due to contingent mandatory prepayment provisions contained in the agreements that could require repayment within one year of the balance sheet date if certain asset sales occur, resulting in uncertainty regarding the timing of repayment.

In August 2025, INNOVATE closed on a series of indebtedness refinancing transactions that extended certain of the Company's debt maturities within its Life Sciences, Spectrum and Non-Operating Corporate segments. Total third-party fees related to the refinancing transactions, that were expensed as a result of these refinancing transactions being classified as modifications or troubled debt restructurings under ASC 470 as described below, totaled $4.5 million for the three and nine months ended September 30, 2025.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
As of September 30, 2025, estimated future aggregate finance lease and principal debt payments based on contractual maturities, excluding interest, were as follows (in millions):

	Finance Leases	Debt	Total
2025 (remaining period)	$0.1	$1.4	$1.5
2026	0.1	143.9	144.0
2027	—	464.3	464.3
2028	—	5.8	5.8
2029	—	6.4	6.4
Thereafter	—	78.4	78.4
Total aggregate finance lease and debt principal payments	$0.2	$700.2	$700.4

The interest rates on finance leases ranged from approximately 3.0% to 5.6%.

Infrastructure

On May 20, 2025, DBMG entered into an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with the lenders which are party thereto from time to time (each a “Lender” and collectively the “Lenders”) and UMB BANK, N.A. ("UMB"). The DBMG Credit Agreement provides DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contains an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Revolving Facility and the term loan facility will mature on May 20, 2030. DBMG entered into the DBMG Credit Agreement to fully repay DBMG’s existing debt obligations and provide additional working capital capacity.

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

The term loan and borrowings under the new DBMG Credit Agreement bear interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum.

The obligations of the Borrowers under the new DBMG Credit Agreement are guaranteed by certain domestic subsidiaries of DBMG. As security for the Borrowers’ obligations under the DBMG Credit Agreement, (i) DBMG and its domestic subsidiaries have granted a first priority lien on substantially all their tangible and intangible personal property, including, without limitation, accounts receivable, equipment and the equity interests of certain of DBMG’s direct and indirect subsidiaries, and (ii) certain of the domestic subsidiaries of DBMG have granted a first priority lien on ten parcels of real estate owned by such subsidiaries.

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement. The DBMG Credit Agreement contains a Change in Control clause, as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG.

Due to multiple lenders being party to the new DBMG Credit Agreement, the May 20, 2025 transactions were determined to be either an extinguishment or modification under ASC 470-50, Debt - Modifications and Extinguishments ("ASC 470-50") or the incurrence of new debt, depending on the specific lender. For the portions of the debt classified as extinguishments, losses on extinguishment totaling $0.3 million, were included within Other income, net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025. For the debt portions classified as modifications or new debt, new incremental deferred financing fees totaling $1.8 million were capitalized as original issue discounts and included in the carrying amount of the debt in the Condensed Consolidated Balance Sheet and $0.1 million in fees paid to third parties were expensed. Capitalized fees are amortized over the remaining life of the debt under the effective interest rate method and are included in interest expense.

DBMG had availability for revolving loans of $114.9 million and $89.9 million, as of September 30, 2025 and December 31, 2024, respectively. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 7.28% and 6.98%, as of September 30, 2025 and December 31, 2024, respectively. The new DBMG Revolving Facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line, whereas under the Prior DBMG Credit Agreement, the commitment fee was equal to 0.25% per annum times the average daily unused availability under the line.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Principal payments and interest on DBMG's term loans are paid monthly, and the effective interest rate was 7.87% as of September 30, 2025. Prior to the new DBMG Credit Agreement, DBMG had two term loans under the Prior DBMG Credit Agreement. As of December 31, 2024, the $74.6 million term loan bore interest at an annual rate of 3.25% with an effective interest rate of 3.3%. As of December 31, 2024, the $24.5 million term loan bore interest at PRIME minus 0.75%, at the same rate as the prior revolving loans.

DBMG is in compliance with its debt covenants as of September 30, 2025.

Spectrum

On August 4, 2025, Spectrum entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). The Spectrum Notes Extension was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, as the present value of cash flows under the amended terms of the Spectrum Notes were not greater than 10% different from the present value of the remaining cash flows under the prior terms.
As a result of the Spectrum Notes Extension, additional exit fees of $9.9 million were incurred. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as an original issue discount ("OID") and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A liability for the total exit fees of $25.8 million and $15.9 million was reflected within Accrued liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively. Accrued interest of $26.1 million and $20.5 million, as of September 30, 2025 and December 31, 2024, respectively, is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheets and is payable upon maturity of the notes. As of September 30, 2025 and December 31, 2024, the weighted-average effective interest rate on the notes, as amended, was 25.0% and 22.8% per annum, respectively.

In connection with the Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which requires the Company to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, the Company will be required to commence an alternative strategic process for HC2B. As of November 1, 2025, the Spectrum Notes had not been repaid and the Company has initiated a strategic process for HC2B, and the Company is in compliance with the milestone covenants requirements.

The Spectrum Letter also requires INNOVATE to utilize proceeds from a sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of the Spectrum Notes. Assuming there are sufficient proceeds remaining after such repayment, INNOVATE is required to purchase the institutional investors' equity interests in HC2B and DTV for an aggregate purchase price of $2.0 million. The lenders hold 20,408 shares of common stock in HC2B, 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which can be exercised at any time until August 31, 2028, at an exercise price of $0.01 per share.

Life Sciences

On August 4, 2025, Lancer Capital LLC ("Lancer"), a related party, and R2 Technologies entered into an Amended and Restated Senior Secured Promissory Note (the "Lancer Note"), which was previously amended multiple times as further described below, and which, among other things, extended the maturity of the note to the earlier of August 1, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The Lancer Note can be repaid at any time with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The amended Lancer Note has an interest rate of 12% and removed certain exit and default fees. Accrued and unpaid interest is capitalized monthly into the principal balance.

The total new initial principal amount of the amended Lancer Note on August 4, 2025 was $43.5 million, which incorporated the $20.0 million principal amount of the note as previously amended effective January 31, 2024 (which was comprised of a principal amount of $17.4 million and unpaid accrued interest of $2.6 million), accrued interest of $7.0 million and $16.5 million in accrued exit fees which had been incurred from January 31, 2024 through August 4, 2025. In addition, a new 5% extension fee of $2.2 million was capitalized into the principal amount on August 4, 2025.

The August 4, 2025 amendment was determined to be a troubled debt restructuring under ASC 470-60, Debt - Troubled debt restructuring by debtors ("ASC 470-60") because R2 Technologies was deemed to be experiencing financial difficulty, and according to the substantial changes under the amendment, the lender was deemed to have granted a concession. However; no gain or loss on the amendment was recorded, as the future undiscounted cash flows under the amended terms were greater than the net carrying value of the note prior to the amendment. A new effective interest rate was established based on the carrying value of the original debt and the revised future cash flows, which is inclusive of the extension fee. The new extension fee was recorded as OID and is being amortized over the term of the note using the effective interest rate method and is included in interest expense.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
As of September 30, 2025 and December 31, 2024, the effective interest rate on the note, as amended, was 17.0% and 57.8%, respectively. Interest expense, including amortization of fees, related to the Lancer Note was $3.1 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively, and was $12.8 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, $3.8 million and $2.8 million of accrued interest, excluding exit and extension fees, was capitalized into the principal balance.

As of September 30, 2025, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $44.6 million, inclusive of $46.5 million of principal (which includes capitalized interest and fees), partially offset by $1.9 million of the unamortized OID for the extension fee. As of December 31, 2024, the carrying amounts relating to the note totaled $31.9 million, inclusive of $24.0 million of principal and capitalized interest, which total was included within Current portion of debt obligations in the Condensed Consolidated Balance Sheet, and $7.9 million in total accrued exit fees which were included within Accrued liabilities in the Condensed Consolidated Balance Sheet.

Effective January 31, 2024, when the 20% $20.0 million note was entered into with Lancer Capital, which replaced the prior 20% note, the note included an exit fee of 10.5% of the principal amount to be repaid. As a result of the addition of the exit fee, the transaction was determined to be an extinguishment of debt under ASC 470-50, and the $2.2 million exit fee was included as a loss on debt extinguishment within Other income, net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024. The original maturity date of the 20% $20.0 million note was April 30, 2024, which was then extended on May 17, 2024, to December 31, 2024. The May 17, 2024 amendment included an amendment to the exit fees and was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the additional exit fees were amortized using the effective interest method and were included in interest expense.

During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and an additional exit fee of $1.0 million was incurred under the amendment, which increased by $1.0 million each month. The base exit fee, as amended, would increase each month and would equal 13.09% of the principal amount being repaid at maturity. The amendment was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at anytime, and, therefore, the additional exit fees were amortized over the term of the note using the effective interest rate method and were included in interest expense. The total new exit fees associated with the notes were recorded as an OID of $8.7 million and were amortized over the remaining term of the note. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees of $16.5 million which were included within Accrued liabilities in the Condensed Consolidated Balance Sheet prior to the August 4, 2025 amendment.

Non-Operating Corporate

In August 2025, INNOVATE closed on a series of indebtedness refinancing transactions that extended certain of INNOVATE's debt maturities. These refinancing transactions included: (i) the closings of an exchange offer and consent solicitation with respect to the Company’s senior secured notes; (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes; (iii) amendment and extension of the Company’s 2020 Revolving Credit Agreement (as defined below); and (iv) amendment and extension of the Company’s promissory note with Continental General Insurance Company ("CGIC"), as well as the exchange of a portion of the Company’s preferred stock held by CGIC and accrued preferred stock dividends in exchange for increasing the principal amount of that note.

10.50% Senior Secured Notes due 2027

In August 2025, the Company closed on an exchange offer and consent solicitation to eligible holders of its 8.50% senior secured notes due 2026 ("8.50% 2026 Senior Secured Notes") to exchange such notes for newly issued 10.50% senior secured notes due 2027 (the “10.50% 2027 Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “10.50% 2027 Senior Secured Notes Indenture”) governing the 10.50% 2027 Senior Secured Notes and the Company issued $360.4 million aggregate principal amount of 10.50% 2027 Senior Secured Notes, at 100% of par, as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amount includes fees payable to the lenders and $52.50 principal amount of 10.50% 2027 Senior Secured Notes per $1,000 principal amount of 8.50% 2026 Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 8.50% 2026 Senior Secured Notes that was due on August 1, 2025.

The Company’s obligations under the 10.50% 2027 Senior Secured Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors that guarantee the 8.50% 2026 Senior Secured Notes (the “Subsidiary Guarantors”). The 10.50% 2027 Senior Secured Notes and the related guarantees are senior secured obligations of the Company and the Subsidiary Guarantors. The 10.50% 2027 Senior Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The exchange of the 8.50% 2026 Senior Secured Notes for the 10.50% 2027 Senior Secured Notes was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, as the present value of cash flows under the terms of the 10.50% 2027 Senior Secured notes were not greater than 10% different from the present value of the remaining cash flows under the 2026 8.50% Senior Secured Notes. Therefore, total fees and additional interest of $18.3 million payable to the lenders and capitalized into the new principal amount under the exchange offer was recorded as an OID and remaining unamortized deferred financing fees of $1.3 million allocated from the 8.50% 2026 Senior Secured Notes exchanged will be amortized into interest expense over the term of the notes using the effective interest rate method.

Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $8.2 million for both the three and nine months ended September 30, 2025. As of September 30, 2025, the total carrying amount related to the note was $342.6 million, inclusive of $360.4 million aggregate principal outstanding, partially offset by $16.6 million of the unamortized OID and $1.2 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of September 30, 2025.

Certain terms and conditions of the 10.50% 2027 Senior Secured Notes are as follows:

Maturity. The 10.50% 2027 Senior Secured Notes mature on February 1, 2027.

Interest. The 10.50% 2027 Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest will be paid in kind. All subsequent interest payments are payable in cash.

Ranking. The 10.50% 2027 Senior Secured Notes and the note guarantees are the Company’s and the Subsidiary Guarantors’ senior secured obligations. The 10.50% 2027 Senior Secured Notes and the note guarantees will rank: (i) equal in right of payment (subject to the priority of any First-Out Obligations (as defined in the 10.50% 2027 Senior Secured Notes Indenture) (including any debt under the Company’s existing $20.0 million secured revolving credit facility)) with all existing and future senior debt of the Company and the Subsidiary Guarantors and effectively senior to all unsecured debt of the Company to the extent of the value of the collateral; (ii) senior in right of payment to all of the Company’s future debt that expressly provides for its subordination to the 10.50% 2027 Senior Secured Notes; (iii) effectively subordinated to any existing and future debt of the Company that is secured by liens on property and assets that do not constitute collateral, to the extent of the value of such property and assets; and (iv) structurally subordinated to any existing and future debt and other liabilities of the Company’s non-guarantor subsidiaries.

Collateral. The 10.50% 2027 Senior Secured Notes are secured by a first priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors (except for certain “Excluded Assets,” and subject to certain “Permitted Liens,” each as defined in the 10.50% 2027 Senior Secured Notes Indenture), including, without limitation:

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

No Sinking Fund. The Company is not required to make any sinking fund payments with respect to the 10.50% 2027 Senior Secured Notes.

Optional Redemption. The Company has the option to redeem some or all of the 10.50% 2027 Senior Secured Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date.

Asset Sale Offer. If the Company completes certain assets sales, the Company may be required in certain circumstances to make an offer to purchase the 10.50% 2027 Senior Secured Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

Change of Control. If a Change of Control (as defined in the 10.50% 2027 Senior Secured Notes Indenture) occurs, the Company will be required to make an offer to purchase the 10.50% 2027 Senior Secured Notes for cash at a price equal to 101% of the aggregate principal amount of such 10.50% 2027 Senior Secured Notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Certain Covenants. The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture requires the Company to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, such that by September 1, 2025 the Company has a bona fide bid or term sheet related to a potential sale, a fully executed purchase or equity agreement by November 1, 2025, and an executed transaction with applied proceeds to the 10.50% 2027 Senior Secured Notes Indenture no later than February 1, 2026. In the event a milestone is not reached, the Company will be required to commence a sales process for DBM. These covenants are subject to a number of important exceptions and qualifications. As of September 30, 2025, the September 1, 2025 milestone was not reached, and the Company has thus initiated a sales process for DBMG and is in compliance with the milestone covenants requirements.

Events of Default. The 10.50% 2027 Senior Secured Notes Indenture contains customary events of default which could, subject to certain conditions, cause the 10.50% 2027 Senior Secured Notes to become immediately due and payable, including, but not limited to defaults by the Company in the payment of the principal of any the 10.50% 2027 Senior Secured Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise (other than pursuant to an offer to purchase by the Company) or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the 10.50% 2027 Senior Secured Notes Indenture for a period of 60 days following notice by the 10.50% 2027 Senior Secured Notes Trustee or the holders of at least 30% in aggregate principal amount of the 10.50% 2027 Senior Secured Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; certain events of bankruptcy or insolvency; and failure to comply with the milestone covenant described above.

8.50% Senior Secured Notes due 2026

The original $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes") were issued in 2021 at 100% of par. In August 2025, the Company exchanged $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes for new 10.50% 2027 Senior Secured Notes, as discussed above. As of September 30, 2025, the Company has $1.9 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes remaining.

The 2026 Senior Secured Notes have a stated annual interest rate of 8.50% and have an effective interest rate of 9.3%, which reflected the initial $10.8 million of deferred financing fees in 2021, including underwriting fees. There were $5 thousand and $2.8 million of remaining unamortized deferred financing fees as of September 30, 2025 and December 31, 2024, respectively. Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $2.6 million and $7.6 million for the three months ended September 30, 2025 and 2024, respectively, and was $17.9 million and $22.8 million for the nine months ended September 30, 2025 and 2024, respectively.

On August 4, 2025, the Company and U.S. Bank Trust Company, National Association, as trustee (the “8.50% 2026 Senior Secured Notes Trustee”), entered into a first supplemental indenture (the “8.50% 2026 Senior Secured Notes Supplemental Indenture”) to the indenture dated as of February 1, 2021, by and among the Company, the guarantors party thereto from time to time and the 8.50% 2026 Senior Secured Notes Trustee, governing the 8.50% 2026 Senior Secured Notes (the “8.50% 2026 Senior Secured Notes Indenture”). The 8.50% 2026 Senior Secured Notes Supplemental Indenture amended the 8.50% 2026 Senior Secured Notes Indenture and the 8.50% 2026 Senior Secured Notes to effectuate certain proposed amendments with respect to the 8.50% 2026 Senior Secured Notes pursuant to the solicitation of consents, which amendments included eliminating substantially all of the restrictive covenants, eliminating certain events of default, modifying covenants regarding mergers and consolidations and modifying or eliminating certain other provisions contained in the 8.50% 2026 Senior Secured Notes Indenture and the 8.50% 2026 Senior Secured Notes. In addition, the liens securing the 8.50% 2026 Senior Secured Notes were subordinated to the liens securing certain indebtedness, including the new 10.50% 2027 Senior Secured Notes, the new 2027 Convertible Notes (as defined below) and the 2020 Revolving Credit Agreement (as defined below) pursuant to the 8.50% 2026 Senior Secured Notes Supplemental Indenture.

2027 Convertible Notes

On August 4, 2025, the Company settled the exchanges (collectively, the “Convertible Notes Exchanges”) under its privately negotiated exchange agreements (collectively, the “Exchange Agreements”) with certain holders of its 7.5% Convertible Senior Notes due 2026 ("the 2026 Convertible Notes"). Pursuant to the Exchange Agreements, the Company exchanged $48.7 million of the then outstanding aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”), which is the total outstanding principal amount as of September 30, 2025. The 2027 Convertible Notes were issued at 100% of par. The new principal amount includes fees payable to the lenders and $47.50 principal amount of 2027 Convertible Notes per $1,000 principal amount of 2026 Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 2026 Convertible Notes that was due on August 1, 2025.

The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “2027 Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “2027 Convertible Notes Indenture”), dated as of August 4, 2025, governing the 2027 Convertible Notes.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The Convertible Notes Exchanges were made, and the 2027 Convertible Notes were issued, in reliance on a private placement exemption from registration under the Securities Act. The 2027 Convertible Notes and the shares of common stock issuable upon their conversion have not been and will not be registered under the Securities Act, and the 2027 Convertible Notes and such shares may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

The initial maximum number of securities underlying the 2027 Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the 2027 Convertible Notes Indenture, and assuming that the Company has obtained the requisite stockholder approval referred to above, is 1,543,174 shares of the Company’s common stock. As of September 30, 2025, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of our common stock, for a total of 1,263,308 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on September 30, 2025, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

The convertible notes exchange was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the 2027 Convertible Notes at anytime. Pursuant to ASC 470-50, because the exchange was deemed to be a modification and the fair value of the embedded conversion feature (evaluated under ASC 815-40 and determined not to be bifurcated as a derivative) increased, the carrying amount of the debt was adjusted accordingly, with a corresponding $0.5 million credit recorded to additional paid-in capital ("APIC"). Therefore, the following amounts were recorded as an OID or deferred financing cost and are being amortized into interest expense over the term of the new 2027 Convertible Notes using the effective interest rate method: total new fees and additional interest of $2.9 million payable to the lenders and capitalized into the principal amount for the convertible notes exchanged, remaining unamortized deferred financing fees of $0.2 million allocated from the 2026 Convertible Notes exchanged, and a discount of $0.5 million, attributable to the increase in fair value of the embedded conversion option, offset partially by $2.4 million in remaining unamortized premiums allocated from the 2026 Convertible Notes exchanged. The effective interest rate on the 2027 Convertible Notes is 11.1%.

Aggregate interest expense, including the contractual interest coupon and amortization was $1.0 million for both the three and nine months ended September 30, 2025. As of September 30, 2025, the total carrying amount related to the note was $52.3 million, inclusive of $53.5 million aggregate principal outstanding, partially offset by a remaining unamortized net OID of $1.0 million and unamortized deferred financing fees of $0.2 million.

Certain terms and conditions of the 2027 Convertible Notes are as follows:

Maturity. The 2027 Convertible Notes mature on March 1, 2027 unless earlier converted, redeemed or purchased.

Interest. The 2027 Convertible Notes accrue interest at a rate of 9.5% per year. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest will be paid in kind. All subsequent interest payments are payable in cash.

Ranking. The 2027 Convertible Notes constitute a secured and second-priority lien obligation of the Company. The 2027 Convertible Notes and the note guarantees will rank: (i) junior in right of payment with all existing and future first-lien debt of the Company and the Subsidiary Guarantors (including the 10.50% 2027 Senior Secured Notes, the 2020 Revolving Credit Agreement and the guarantees thereof) and effectively senior to all unsecured or third-lien debt of the Company to the extent of the value of the collateral; (ii) senior in right of payment to all of the Company’s future debt that expressly provides for its subordination to the 2027 Convertible Notes; (iii) effectively subordinated to any existing and future debt of the Company that is secured by liens on property and assets that do not constitute collateral, to the extent of the value of such property and assets; and (iv) structurally subordinated to any existing and future debt and other liabilities of the Company’s non-guarantor subsidiaries.

Collateral. The 2027 Convertible Notes are secured by a second priority lien on substantially all of the Company’s assets and the assets of the Subsidiary Guarantors (except for certain “Excluded Assets,” and subject to certain “Permitted Liens,” each as defined in the 2027 Convertible Notes Indenture), including, without limitation:

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

No Sinking Fund. The Company is not required to make any sinking fund payments with respect to the 2027 Convertible Notes.

Optional Redemption. The Company may redeem the 2027 Convertible Notes in whole or in part, for cash. The redemption price will equal 100% of the principal amount of the 2027 Convertible Notes being redeemed, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Fundamental Change. If the Company undergoes a Fundamental Change (as defined in the 2027 Convertible Notes Indenture), subject to certain conditions, the Company may be required to purchase all or any portion of the 2027 Convertible Notes for cash. The Fundamental Change purchase price will be 100% of the principal amount of the 2027 Convertible Notes to be purchased, plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the Fundamental Change Purchase Date (as defined in the 2027 Convertible Notes Indenture). The Fundamental Change definition excludes ownership of the Company’s equity by Lancer Capital LLC and its affiliates.

Certain Covenants. The 2027 Convertible Notes Indenture contains covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

Conversion Rights. The 2027 Convertible Notes will be convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, based on an initial conversion rate of 23.6327 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $42.31 per share of the Company’s common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1.00 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the 2027 Convertible Notes Indenture) or the Company’s delivery of a notice of redemption for the 2027 Convertible Notes, the Company will, in certain circumstances, be required to increase the conversion rate for a holder who elects to convert its 2027 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption.

Events of Default. The 2027 Convertible Notes Indenture contains customary events of default, including cross-default provisions with other INNOVATE debt instruments, which could, subject to certain conditions, cause the 2027 Convertible Notes to become immediately due and payable, including, but not limited to defaults by the Company in the payment of the principal of any the 2027 Convertible Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the 2027 Convertible Notes Indenture for a period of 60 days following notice by 2027 Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the 2027 Convertible Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee. During July 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, the Company exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of September 30, 2025, the Company has $0.2 million aggregate principal remaining of the 2026 Convertible Notes.

The 2026 Convertible Notes mature on August 1, 2026, unless earlier converted, redeemed or purchased. The 2026 Convertible Notes were issued in 2021 at 100% of par with a stated annual interest rate of 7.50%. The fair value of the embedded conversion feature contained in the 2026 Convertible Notes had an initial fair value of $12.3 million, which was recorded as a premium on the 2026 Convertible Notes. The 2026 Convertible Notes had an initial effective interest rate of 3.21%, which reflected the initial $12.3 million premium and $1.1 million of deferred financing fees.

As of September 30, 2025, the remaining 2026 Convertible Notes had a net carrying value of $0.2 million. The effective interest rate on the remaining 2026 Convertible Notes as of September 30, 2025 was 3.0%. As of December 31, 2024, the 2026 Convertible Notes had a net carrying value of $52.3 million, inclusive of an unamortized premium of $3.8 million and unamortized deferred financing costs of $0.4 million.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount, net of premium and deferred financing costs was $0.1 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and was $0.9 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of INNOVATE's common stock, which is equivalent to a conversion price of approximately $42.31 per share, for a total of 3,781 shares of common stock, as adjusted for the reverse stock split in 2024, and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on September 30, 2025, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On August 4, 2025, the Company and U.S. Bank Trust Company, National Association, as trustee (the “2026 Convertible Notes Trustee”) entered into a first supplemental indenture (the “2026 Convertible Notes Supplemental Indenture”) to the indenture, dated as of February 1, 2021, by and among the Company, the guarantors party thereto from time to time and the 2026 Convertible Notes Trustee, governing the 2026 Convertible Notes (the “2026 Convertible Notes Indenture”). The 2026 Convertible Notes Supplemental Indenture amended the 2026 Convertible Notes Indenture and the 2026 Convertible Notes to effectuate certain proposed amendments with respect to the 2026 Convertible Notes pursuant to the solicitation of consents, which amendments included eliminating substantially all of the restrictive covenants, eliminating certain events of default, modifying covenants regarding mergers and consolidations and modifying or eliminating certain other provisions, contained in the 2026 Convertible Notes Indenture and the 2026 Convertible Notes.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both September 30, 2025 and December 31, 2024, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on August 4, 2025, is September 15, 2026. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of September 30, 2025 and December 31, 2024, the effective interest rate on the Revolving Line of Credit, as amended, was 10.0% and 10.6%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based on the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indentures that govern the Company's senior secured notes.

On July 31, 2025, the Company and MSD entered into a Seventh Amendment to Credit Agreement to extend the maturity of the Company's revolving credit Agreement from August 1, 2025 to August 8, 2025. On August 4, 2025, the Company and MSD entered into an Eighth Amendment to Credit Agreement, which among other things, extended the maturity of the 2020 Revolving Credit Agreement to September 15, 2026, and added a new $0.4 million extension fee that is payable on the earlier of maturity date or date of prepayment of the debt.

The August 4, 2025 amendment was determined to be a modification of debt under ASC 470-50, as the product of the borrowing capacity and remaining term of the amended Revolving Line of Credit was greater than the product of the borrowing capacity and remaining term of the Revolving Line of Credit under the terms immediately prior to the amendment. As such, the $0.4 million extension fee and third-party legal costs of $0.3 million incurred under the amendment will be amortized into interest expense over the term of the Revolving Line of Credit.
CGIC Promissory Note

On August 4, 2025, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has an interest rate of 16.0%, and an effective interest rate of 14.6% as of September 30, 2025. Interest on the amended CGIC Note will be paid monthly and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. As part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million.

The original CGIC subordinated unsecured promissory note, which was entered into in 2023 in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), had a principal amount of $35.1 million, an original maturity date of February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. As of December 31, 2024, the effective interest rate on the note, as adjusted, was 17.5%. The CGIC note required a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. As a result of the closing of the rights offering and concurrent private placement in 2024 (refer to Note 15. Equity and Temporary Equity), INNOVATE redeemed $4.1 million of the CGIC Note on April 26, 2024. The mandatory prepayment requirement for certain equity sales was removed under the August 4, 2025 amendment.

The August 4, 2025 amendment, including the Preferred Stock Exchange, was determined to be a troubled debt restructuring under ASC 470-60, because INNOVATE was deemed to be experiencing financial difficulty, and according to the substantial changes under the amendment, the lender was deemed to have granted a concession. However, no gain or loss on the amendment was recorded, as the future undiscounted cash flows under the amended terms were greater than the net carrying value of the note, preferred stock and accrued dividends prior to the amendment. A new effective interest rate was established based on the carrying values of the original debt, preferred stock, accrued dividends, and the revised future cash flows, which is inclusive of the extension fee. The new extension fee was recorded as an OID to the carrying amount of the note and is being amortized into interest expense over the term of the CGIC Note using the effective interest rate method.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
For the three months ended September 30, 2025 and 2024, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $1.5 million and $1.4 million, respectively, and cash paid for interest to CGIC was zero and $1.6 million, respectively. For the nine months ended September 30, 2025 and 2024, interest expense recognized relating to the CGIC Note was $4.2 million and $4.3 million, respectively. For the nine months ended September 30, 2025 and 2024, cash paid for interest to CGIC was $3.2 million and $3.3 million, respectively. Subsequent to August 4, 2025, in accordance with the terms of the amended CGIC Note, $1.1 million of interest was capitalized into the principal balance. As of September 30, 2025, the total carrying amount related to the note was $45.1 million, inclusive of $44.1 million of principal (including capitalized interest) and a net unamortized premium of $1.0 million. As of December 31, 2024, the total carrying amount of the note was $31.0 million and accrued interest payable was $3.4 million.

Mandatory Prepayments. After the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, the 2027 Convertible Notes, the 2027 Convertible Notes Indenture and all other Senior Debt (or, in each case, under any refinancing indebtedness in respect thereof), the Company must prepay the CGIC Note (together with all accrued and unpaid interest and all other amounts payable under the CGIC Note) upon the occurrence of an Asset Sale (as defined in the agreement), in an amount equal to the Net Cash Proceeds (as defined in the agreement) from such Asset Sale, with such prepayment due no later than two (2) Business Days after the receipt of such Net Cash Proceeds by the Company (or its subsidiary, if applicable) from such Asset Sale.

Optional Prepayments. Subject to subordination to the Company's Senior Debt, and as long as the Borrower is not in default on any of the Senior Debt and such payment does not result in default on any of the Senior Debt, the Company may prepay the CGIC Note in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued and unpaid interest thereon to the date of prepayment and all other amounts payable under this CGIC Note.

12. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its interim tax provision.

Income tax benefit was $7.1 million for the three months ended September 30, 2025 and income tax expense was $3.1 million for the three months ended September 30, 2024. Income tax expense was $4.2 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense/benefit primarily relates to tax expense as calculated for taxpaying entities, including the tax expense/benefit associated with the INNOVATE Corp. U.S. consolidated group due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing various changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, and the treatment of research and development expenditures. Under ASC 740, the effects of newly enacted tax legislation must be recognized in the period that includes the enactment date.

The Company has evaluated the provisions of the OBBBA and their potential impact on its financial statements. Based on this preliminary assessment, the Company does not expect the OBBBA to have a material effect on its current or deferred income tax balances, effective tax rate, or overall financial position. The Company has included the effects of the legislation in its estimated annual effective tax rate for the three and nine months ended September 30, 2025 and will continue to monitor developments and assess the impact of the OBBBA as further guidance becomes available and as facts and circumstances evolve.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The Company did not have any unrecognized tax benefits as of September 30, 2025 and 2024, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretations by the IRS.

Examinations

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2024 remain open for examination.

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

Marin General Hospital Replacement Litigation

On October 20, 2022, McCarthy Building Companies, Inc. (“McCarthy”) filed suit against Schuff Steel Company (“Schuff”), a subsidiary of DBMG, and Quality Assurance Engineering, Inc. dba Consolidated Engineering Laboratories (“CEL”) in the Superior Court of the State of California for the County of Marin, styled McCarthy Building Companies, Inc. v. Schuff Steel Company; Quality Engineering, Inc. dba Consolidated Engineering Laboratories, et al., Case No. CIV2203963 (the “Action”). In the Action, McCarthy alleges damages and delays caused by alleged failures in fabrication, erection, welding, and quality control by Schuff and improper quality assurance responsibilities by CEL on the Marin General Hospital Replacement Building (the “Project”). McCarthy asserted claims against Schuff for breach of contract, express indemnity, breach of express warranties, negligence, equitable implied indemnity, breach of implied warranties, and declaratory relief. On February 13, 2023, Schuff filed its response denying liability to McCarthy and asserting a Cross-Complaint against McCarthy, and other companies involved in the design, construction, and quality assurance, who potentially are liable for damages and delays alleged by McCarthy on the Project. In the Cross-Complaint, Schuff asserts claims for breach of contract, violation of statute, equitable indemnity apportionment, and contribution and express indemnity (the “Cross-Complaint”). On October 21, 2025, the parties and various insurance carriers executed confidential settlement agreements fully resolving all claims asserted in the litigation and a Notice of Settlement was filed with the Court. The settlement with McCarthy included a confidential settlement payment from the Company and other payments from the various insurance carriers for the parties which were previously accrued for and had an immaterial impact on the Company's results of operations during the period ended September 30, 2025.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of September 30, 2025, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $748.7 million. As of December 31, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $183.9 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+, AA- and AA.

Concentrations of Credit Risk

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
	Segment	Revenue	Revenue	Revenue	Revenue
Customer A	Infrastructure	*	11.1%	*	17.7%
Customer B	Infrastructure	*	12.9%	*	10.5%
Customer C	Infrastructure	18.2%	*	*	*
*Less than 10% concentration

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.7 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and was $2.2 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively, which is included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2024	294,663	$8.12
Granted	278,389	$5.90
Vested	(246,355)	$8.05
Forfeited	(12,521)	$7.99
Unvested - September 30, 2025	314,176	$6.22

The aggregate vesting date fair value of the restricted stock and restricted stock units which vested during the nine months ended September 30, 2025 and 2024, was $1.3 million and $0.3 million, respectively. As of September 30, 2025, the total unrecognized share-based compensation expense related to unvested restricted stock and restricted stock units was $1.5 million and is expected to be recognized over the remaining weighted-average period of 1.1 years.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding - December 31, 2024	217,733	$16.94
Granted	100,000	$5.67
Outstanding - September 30, 2025	317,733	$13.39

Exercisable - December 31, 2024	117,733	$27.74
Exercisable - September 30, 2025	217,733	$16.94

As of September 30, 2025, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were $0.1 million and approximately 8.6 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of September 30, 2025, there were 100,000 unvested stock options and $0.3 million of unrecognized share-based compensation expense related to unvested stock options and is expected to be recognized over the remaining period of one year.

15. Equity and Temporary Equity

2024 Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a rights offering ("Rights Offering"), in which each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), were granted rights to purchase common stock. In connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital (the "Investment Agreement"), pursuant to which Lancer Capital agreed to purchase up to $19.0 million of Series C Preferred Stock as a backstop to the Rights Offering (the "Backstop Commitment") and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"). Lancer Capital is an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 530,611 shares of common stock for $3.7 million. In addition, Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the Backstop Commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which were capitalized into Additional paid in capital ("APIC"). On June 18, 2024, the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock, and approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock, and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock.

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

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2025	December 31, 2024

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	1,937	10,000

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

On August 4, 2025, INNOVATE closed on a Preferred Stock Exchange with CGIC that resulted in the redemption of 8,063 shares of Series A-4 Preferred Stock of the Company and unpaid accrued dividends for the A-3 and A-4 Preferred Stock for an additional principal amount of the CGIC Note. Refer to Note 11. Debt Obligations for additional information.

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 Preferred Stock have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet. After giving effect to the Preferred Stock Exchange in August 2025, the Series A-3 and A-4 Preferred Stock have a combined redemption value of $9.1 million and a current fair value of $9.3 million as of September 30, 2025, which is inclusive of accreted dividends and $0.2 million in accrued cash dividends.

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

During the three months ended March 31, 2025, INNOVATE's Board of Directors ("the Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following tables (in millions):

2025
Declaration Date and Holders of Record Date	March 31, 2025
Payment Date	April 15, 2025
Total Dividend	$0.3

During the second and third quarters of 2025, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate dividends of $0.7 million and $0.5 million for the second and third quarters of 2025, respectively, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum.

In addition, during the second quarter of 2025, the Company recorded accretion and accrual of additional dividends of $1.3 million related to prior years, and $0.2 million related to the first quarter of 2025. This included cumulative accreting dividends, which were recorded following the determination that such dividends had accreted due to the daily VWAP of the Company's common stock trading at less than $1 at various dates since 2022, as adjusted for the 2024 Reverse Stock Split. These adjustments during the second quarter of 2025 that related to prior years resulted in: (i) an increase in the accrued value of the preferred stock of $1.3 million; (ii) a decrease in Additional Paid-In Capital (APIC) of $1.3 million; (iii) an increase in accrued liabilities of $0.1 million; and (iv) an increase in net loss attributable to common shareholders of $1.3 million. The Company evaluated the effects of the adjustment, both qualitatively and quantitatively, and does not believe the adjustment was material to any current or prior interim or annual periods that were affected.

On August 4, 2025, $0.5 million in accrued quarterly dividends was exchanged for an additional principal amount of the CGIC note as part of the Preferred Stock Exchange. Refer to Note 11. Debt Obligations for additional information.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
During the nine months ended September 30, 2024, the Board declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following tables (in millions):

2024
Declaration Date and Holders of Record Date	March 31, 2024	June 30, 2024	September 30, 2024
Payment Date	April 15, 2024	July 15, 2024	October 15, 2024
Total Dividend	$0.3	$0.3	$0.3

Subsequent Measurement. The Company elected to account for the Series A-3 and Series A-4 Preferred Stock by immediately recognizing changes in the redemption value as they occur. The carrying values of the Series A-3 and Series A-4 Preferred Stock are adjusted to equal what the redemption amount would be as if the redemption were to occur at the end of the reporting period as if it were also the redemption date for the Series A-3 and Series A-4 Preferred Stock. Any cash dividends paid directly reduce the carrying value of the Series A-3 and Series A-4 Preferred Stock until the carrying value equals the redemption value. Once the carrying value is equal to the redemption value, the dividends declared are accrued by debiting retained earnings, or if retained earnings is a deficit, then by debiting additional-paid-in-capital. The Company has historically paid cash dividends on its Series A-3 and Series A-4 Preferred Stock and expects to continue to either accrete and accrue or pay such dividends each quarter.

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. As of September 30, 2025, each share of the Series A-3 Preferred Stock was convertible at an accrued value of $1,000 per share, divided by the conversion price of $23.63 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 Preferred Stock was convertible at an accrued value of $1,000 per share divided by the conversion price of $34.40 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices”). The Conversion Prices have historically been adjusted from time to time and continue to be subject to potential adjustment for dividends, certain distributions, reverse stock splits or stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices’ (which adjustment shall be made on a weighted-average basis).

As of September 30, 2025, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 294,062 and 63,889 shares, respectively, of INNOVATE's common stock. As of December 31, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 259,212 and 290,672 shares, respectively, of INNOVATE's common stock.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock as well as convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Condensed Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of September 30, 2025 and December 31, 2024, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

On February 20, 2025, Pansend closed on a $3.5 million intercompany convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series E Convertible Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date, as amended on July 23, 2025, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the note. On June 9, 2025, Pansend closed on a $3.0 million intercompany convertible 13.0% note instrument with R2 Technologies, of which $2.5 million had been funded as of September 30, 2025. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series F Convertible Preferred Stock ("Series F") in R2 Technologies upon written notice to R2 Technologies and has a maturity date, as amended on July 23, 2025, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the note. These notes and related intercompany interest are eliminated on consolidation. Subsequent to quarter end, in October and November 2025, an additional $0.5 million was funded.

As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $0.9 million and negative $0.5 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had negative $8.5 million and negative $4.9 million, respectively of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Condensed Consolidated Balance Sheets.

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
(Unaudited)
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

R2 Technologies' total liquidation preference upon a hypothetical liquidation event, including the liquidation preference for Pansend Life Sciences, LLC, was $151.9 million and $143.5 million as of September 30, 2025 and December 31, 2024, respectively, of which $54.9 million and $51.8 million as of September 30, 2025 and December 31, 2024, respectively, was attributable to redeemable and non-redeemable non-controlling interests, inclusive of initial preferred stock and unpaid accreted dividends. However, as of both September 30, 2025 and December 31, 2024, R2 Technologies had negative net assets after consideration of intercompany and third-party debt, as applicable, and, therefore, there would be no legally available funds to satisfy such liquidation preferences upon a hypothetical liquidation event.

16. Related Parties

Non-Operating Corporate

During the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, an entity controlled by Avram A. Glazer, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"), of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded the equity advance of $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. As a result, Mr. Glazer's beneficial ownership increased from 29.1% as of March 5, 2024, immediately prior to the start of the Rights Offering, to 48.8%. On April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased an additional approximately 6,286 shares of Series C Preferred Stock for $6.3 million, increasing Mr. Glazer's beneficial ownership to 52.1%. On June 18, 2024, the Company held its annual shareholder meeting where the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted into 4,469,390 shares of INNOVATE's common stock, and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock. Refer to Note 15. Equity and Temporary Equity for additional information. As of September 30, 2025, Mr. Glazer's beneficial ownership was 49.7%.

As of September 30, 2025, Lancer Capital held $2.2 million of the Company's 2027 Convertible Notes, which were issued on August 4, 2025, in exchange for the $2.0 million of principal amount of the Company's 2026 Convertible Notes held by Lancer prior to the exchange and as of December 31, 2024. The principal amount of the 2027 Convertible Notes includes capitalized interest and extension fees. As of September 30, 2025, the $2.2 million in 2027 Convertible Notes are convertible into 51,874 shares of common stock of INNOVATE. As of December 31, 2024, the $2.0 million in 2026 Convertible Notes were convertible into 47,265 shares of common stock of INNOVATE. During both the nine months ended September 30, 2025 and 2024, Lancer Capital earned $0.1 million , in interest relating to these notes. Refer to Note 11. Debt Obligations for additional information on the Convertible Notes.

CGIC is a former significant shareholder and is the shareholder of the Company's Series A-3 Preferred Stock and Series A-4 Preferred Stock. Refer to Note 15. Equity and Temporary Equity for additional information. In addition, as of September 30, 2025 and December 31, 2024, the Company owed $44.1 million and $31.0 million, respectively, in principal amount of a promissory note owed to CGIC. Refer to Note 11. Debt Obligations for additional information.

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

Life Sciences

As of September 30, 2025, R2 Technologies had $46.5 million in principal amount of a 12.0% senior secured promissory note due to Lancer Capital. As of December 31, 2024, R2 Technologies had $24.0 million in principal amount of a 20.0% senior secured promissory note due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
For the three months ended September 30, 2025 and 2024, R2 Technologies recognized revenue of $1.1 million and $0.6 million, respectively from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2 Technologies, and $2.5 million and $0.8 million, respectively, for the nine months ended September 30, 2025 and 2024. There were $0.3 million and $0.1 million of related receivables from this subsidiary of Huadong as of September 30, 2025 and December 31, 2024, respectively.

Share-based compensation and royalty expenses related to Blossom Innovations, LLC ("Blossom"), an investor of R2 Technologies since 2014, totaled $0.1 million and $0.2 million, for the three months ended September 30, 2025 and 2024, respectively, and totaled $0.6 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. The related payables due to Blossom totaled $0.2 million as of September 30, 2025 and there were no related payables due to Blossom as of December 31, 2024.

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

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

	Three Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$338.4	$3.1	$5.6	$—	$—	$347.1
Cost of revenue	292.3	2.2	2.9	—	—	297.4
Selling, general and administrative expenses	27.0	3.6	2.0	7.0	—	39.6
Depreciation and amortization	3.0	0.1	1.2	—	—	4.3
Other operating loss (income) (1)	0.1	—	(0.4)	—	—	(0.3)
Income (loss) from operations	$16.0	$(2.8)	$(0.1)	$(7.0)	$—	$6.1
Other data:
Capital cash expenditures	$7.0	$—	$0.8	$—	$—	$7.8
(1) Other operating income for the three months ended September 30, 2025, primarily consisted of a gain on legal settlement at the Company's Spectrum Segment.

	Three Months Ended September 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$232.8	$3.0	$6.4	$—	$—	$242.2
Cost of revenue	189.1	2.0	2.9	—	—	194.0
Selling, general and administrative expenses	28.3	4.2	1.9	3.0	—	37.4
Depreciation and amortization	3.0	0.1	1.3	—	—	4.4
Other operating loss (1)	0.1	—	0.4	—	—	0.5
Income (loss) from operations	$12.3	$(3.3)	$(0.1)	$(3.0)	$—	$5.9
Other data:
Capital cash expenditures	$2.8	$—	$0.3	$—	$—	$3.1
(1) Other operating loss for the three months ended September 30, 2024, primarily comprised lease termination settlement costs at the Company's Spectrum Segment.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Nine Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$836.4	$9.4	$17.5	$—	$—	$863.3
Cost of revenue	707.2	6.6	8.7	—	—	722.5
Selling, general and administrative expenses	83.1	11.1	5.8	12.5	—	112.5
Depreciation and amortization	9.2	0.3	3.6	—	—	13.1
Other operating loss (income) (1)	1.2	—	(0.4)	—	—	0.8
Income (loss) from operations	$35.7	$(8.6)	$(0.2)	$(12.5)	$—	$14.4
Other data:
Capital cash expenditures	$16.2	$—	$2.4	$—	$—	$18.6
(1) Other operating loss for the nine months ended September 30, 2025, primarily consisted of a loss on lease modification and losses on the sales of various properties at the Company's Infrastructure segment, partially offset by a gain on legal settlement at the Company's Spectrum Segment.

	Nine Months Ended September 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$845.9	$5.7	$18.9	$—	$—	$870.5
Cost of revenue	695.7	3.7	8.7	—	—	708.1
Selling, general and administrative expenses	93.0	12.2	5.6	9.0	—	119.8
Depreciation and amortization	8.9	0.3	3.9	0.1	—	13.2
Other operating (income) loss (1)	(8.8)	—	0.5	0.2	—	(8.1)
Income (loss) from operations	$57.1	$(10.5)	$0.2	$(9.3)	$—	$37.5
Other data:
Capital cash expenditures	$10.7	$0.1	$1.0	$—	$—	$11.8
(1) Other operating income for the nine months ended September 30, 2024, primarily consisted of a gain on lease modification at the Company's Infrastructure segment, which was partially offset by lease termination settlement costs at the Company's Spectrum segment.

Certain balance sheet data:
	September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$—	$—	$1.8
Total assets	$724.6	$10.1	$173.5	$5.0	$—	$913.2

	December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$1.8	$—	$3.6
Total assets	$683.6	$11.9	$178.9	$16.7	$—	$891.1
(1) The Company's equity method investments in its Life Sciences segment totaled $0.9 million as of both September 30, 2025 and December 31, 2024, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of the consolidated segment income from operations to consolidated loss from operations before income taxes:
Income from operations	$6.1	$5.9	$14.4	$37.5
Interest expense	(23.4)	(21.2)	(65.0)	(54.9)
Loss from equity investees	—	—	(5.9)	(2.3)
Other income, net	0.6	2.2	4.3	1.2
Loss from operations before income taxes	$(16.7)	$(13.1)	$(52.2)	$(18.5)

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
18. Basic and Diluted Loss Per Common Share

Loss per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards, and, previously, the Series C Preferred Stock, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock, and, previously, the Series C Preferred Stock, of the Company are considered participating securities; however, unvested shares of restricted stock do not participate in losses and, as such, are excluded from the computation of basic loss per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under share-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive than the treasury stock method in a period.

The Company had no dilutive common stock equivalents during the three and nine months ended September 30, 2025, and 2024, due to the results from continuing operations being a loss, net of tax. For the three and nine months ended September 30, 2025, 321,371 and 301,486, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2024, 151,806 and 111,449, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 14. Share-based Compensation and Note 15. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following table presents a reconciliation of net loss to net loss used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(9.6)	$(16.2)	$(56.4)	$(22.4)
Net loss attributable to non-controlling interest and redeemable non-controlling interest	0.7	1.2	3.2	4.4
Net loss attributable to INNOVATE Corp.	(8.9)	(15.0)	(53.2)	(18.0)
Less: Preferred dividends	0.5	0.3	3.0	0.9
Net loss attributable to common stockholders and participating preferred stockholders	$(9.4)	$(15.3)	$(56.2)	$(18.9)

Participating shares
Weighted-average common shares outstanding	13,264,799	12,966,322	13,176,043	9,928,679
Unvested restricted stock	—	—	—	—
Series C Preferred stock	—	—	—	1,265,381
Total	13,264,799	12,966,322	13,176,043	11,194,060

Percentage of loss allocated to:
Common stock	100.0%	100.0%	100.0%	88.7%
Unvested restricted stock	—%	—%	—%	—%
Series C Preferred stock	—%	—%	—%	11.3%

Numerator for loss per share:
Net loss attributable to common stockholders, basic and diluted	$(9.4)	$(15.3)	$(56.2)	$(16.8)
Net loss attributable to Series C holders, basic and diluted	—	—	—	(2.1)

Denominator for loss per share:
Weighted-average common shares outstanding - basic and diluted	13,264,799	12,966,322	13,176,043	9,928,679
Weighted-average Series C shares outstanding - basic and diluted	—	—	—	1,265,381

Loss per share
Loss per common share - basic and diluted	$(0.71)	$(1.18)	$(4.27)	$(1.69)
Loss per Series C share - basic and diluted	$—	$—	$—	$(1.69)

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

September 30, 2025			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$668.9	$607.7	$—	$590.1	$17.6
Total liabilities not accounted for at fair value	$668.9	$607.7	$—	$590.1	$17.6
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2024			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$662.2	$577.1	$—	$577.1	$—
Total liabilities not accounted for at fair value	$662.2	$577.1	$—	$577.1	$—
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from externally quoted market prices for INNOVATE's 10.50% 2027 Senior Secured Notes, 8.50% 2026 Senior Secured Notes, 9.5% Convertible Senior Secured Notes due 2027, and 7.50% Convertible Senior Notes due 2026, which are reflected as Level 2 fair value measurements due to limited recently available observable trading activity for these instruments. The methodology for the Level 2 fair value measurements combines direct recent transaction activity or, if available, market observations from contributed sources with quantitative pricing models or fair value reports from valuation providers to generate evaluated prices and are classified as Level 2 fair value measurements. The Level 3 fair value measurements were estimated using an income approach based on the expected future cash flows, discounted at an estimated market yield. The discount rate, or yield to maturity, was derived by reference to yields on the Company's comparable publicly traded debt instruments adjusted for differences in seniority. Certain long-term obligations have a fair value estimate equal to their carrying value due to recent transaction activity. The fair value of the debt instruments is disclosed for informational purposes and does not necessarily represent the amount that would be realized upon settlement or transfer.

Fair Value of Financial Instruments Measured at Fair Value

The Company's investments in marketable securities were measured at fair value, using publicly available quoted market prices, a Level 1 input. Refer to Note 6. Investments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
20. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain on step-up of equity method investment	—	—	4.4	—
Net gain (loss) on repurchase or extinguishment of debt	—	1.9	(0.3)	(0.3)
Interest income	0.1	0.9	0.6	1.9
Foreign currency translation gains (losses)	0.1	(0.6)	(0.8)	(0.4)
Fair value gains on securities	0.3	—	0.8	—
Other	0.1	—	(0.4)	—
Total other income, net	$0.6	$2.2	$4.3	$1.2

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents, beginning of the period	$48.8	$80.8
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.5	0.6
Total cash, cash equivalents and restricted cash, beginning of the period	$49.3	$82.3

Cash and cash equivalents, end of the period	$35.5	$51.0
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.6	0.6
Total cash and cash equivalents and restricted cash, end of the period	$36.1	$52.5

Supplemental cash flow information:
Cash paid for interest	$27.1	$43.9
Cash paid for income taxes, net	$4.6	$2.5

Non-cash investing and financing activities:
Accrued interest and fees capitalized into principal debt	$63.1	$5.4
Accrued dividends capitalized into principal debt	$0.5	$—
Exchange of preferred stock for debt	$9.1	$—
Property, plant and equipment included in accounts payable or accrued expenses	$1.1	$0.6

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

Recent Developments

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. In the event we were to enter into a strategic transaction to sell any of our existing operations, our intention is to use available proceeds from such transaction to address our capital structure.

In 2025, as part of our strategic process, we engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Debt Obligations and Financing

During 2025, we have refinanced our debt, including at the subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries, and the refinancing of the debt, which, among other things, extended the maturities of the debt, allows us to continue to pursue our strategic plans.

Infrastructure

On May 20, 2025, DBMG entered into an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with the lenders which are party thereto from time to time (each a “Lender” and collectively the “Lenders”) and UMB BANK, N.A. ("UMB"). The DBMG Credit Agreement provides DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contains an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Revolving Facility and term loan facility will mature on May 20, 2030. DBMG entered into the DBMG Credit Agreement to fully repay DBMG’s existing debt obligations and provide additional working capital capacity.

As of September 30, 2025, DBMG had a total outstanding balance of $20.0 million under its new revolving facility and the effective interest rate on DBMG's revolving loans was 7.28%. Interest on the new revolving facility is paid monthly, and the new revolving facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. As of September 30, 2025, the total outstanding balance of DBMG's term loans was $83.9 million. Principal payments and interest on DBMG's term loans are paid monthly, and the effective interest rate was 7.87% as of September 30, 2025. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information, regarding the recent refinancing and indebtedness of our Infrastructure segment.

Life Sciences

On August 4, 2025, Lancer Capital, a related party, and R2 Technologies entered into an Amended and Restated Senior Secured Promissory Note, which was previously amended multiple times, and which, among other things, extended the maturity of the note to the earlier of August 1, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The amended note has an interest rate of 12% and removed certain exit and default fees. Accrued and unpaid interest is capitalized monthly into the principal balance.

The total new initial principal amount of the amended note on August 4, 2025 was $43.5 million, which incorporated the $20.0 million principal amount of the note as previously amended effective January 31, 2024 (which was comprised of a principal amount of $17.4 million and unpaid accrued interest of $2.6 million), accrued interest of $7.0 million and $16.5 million in accrued exit fees which had been incurred from January 31, 2024 through August 4, 2025. In addition, a new 5% extension fee of $2.2 million was capitalized into the principal amount on August 4, 2025. The amended note had a principal balance of $46.5 million as of September 30, 2025.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the note and its various amendments.

On February 20, 2025, Pansend closed on a $3.5 million convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series E Convertible Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date, as amended on July 23, 2025, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the note. On June 9, 2025, Pansend closed on a $3.0 million convertible 13.0% note instrument with R2 Technologies, of which $2.5 million had been funded as of September 30, 2025. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series F Convertible Preferred Stock ("Series F") in R2 Technologies upon written notice to R2 Technologies and has a maturity date, as amended on July 23, 2025, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the note. These notes and related intercompany interest are eliminated on consolidation. Subsequent to quarter end, in October and November 2025, an additional $0.5 million was funded. Refer to Note 15. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Spectrum

On August 4, 2025, Spectrum entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). Interest is capitalized and payable upon maturity of the notes. As a result of Spectrum Notes Extension, additional exit fees of $9.9 million were incurred. The total exit fees associated with the notes of $25.8 million is payable on the earlier of maturity or repayment of the principal, and is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2025.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our Spectrum debt.

Non-Operating Corporate

In August 2025, the Company closed on a series of indebtedness refinancing transactions that extended certain of INNOVATE's debt maturities. These refinancing transactions included: (i) the closings of an exchange offer and consent solicitation with respect to the Company’s senior secured notes; (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes; (iii) amendment and extension of the Company’s 2020 Revolving Credit Agreement to September 15, 2026; and (iv) amendment and extension of the Company’s CGIC note to April 30, 2027, as well as the exchange of a portion of the Company’s preferred stock held by CGIC and accrued preferred stock dividends in exchange for increasing the principal amount of that note (the "Preferred Stock Exchange")

The Company issued $360.4 million aggregate principal amount of 10.50% 2027 Senior Secured Notes, at 100% of par, as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amounts also include fees payable to the lenders and amounts in lieu of interest payments that were due August 1, 2025. The 10.50% 2027 Senior Secured Notes mature on February 1, 2027 and accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year. For the first interest period only, interest will be paid in kind. All subsequent interest payments are payable in cash.

The Company exchanged $48.7 million of aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”). The new principal amounts also include fees payable to the lenders and amounts in lieu of interest payments that were due on August 1, 2025. The 2027 Convertible Notes mature on March 1, 2027 and interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year. For the first interest period only, interest will be paid in kind. All subsequent interest payments are payable in cash.

The amended CGIC Note has a fixed interest rate of 16.0%, Interest on the amended CGIC Note will be paid on a monthly basis and in kind through August 31, 2026. All interest payments thereafter will be payable in cash. The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. As of September 30, 2025, the total carrying amount related to the CGIC Note was $45.1 million, inclusive of $44.1 million of principal (including capitalized interest), and a net premium of $1.0 million.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our Non-Operating Corporate segment debt.

Equity Method Investments

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% to 39.7%. Refer to Note 6. Investments, which is incorporated herein by reference, for additional information.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024.

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue
Infrastructure	$338.4	$232.8	$105.6	$836.4	$845.9	$(9.5)
Life Sciences	3.1	3.0	0.1	9.4	5.7	3.7
Spectrum	5.6	6.4	(0.8)	17.5	18.9	(1.4)
Total revenue	$347.1	$242.2	$104.9	$863.3	$870.5	$(7.2)

Income (loss) from operations
Infrastructure	$16.0	$12.3	$3.7	$35.7	$57.1	$(21.4)
Life Sciences	(2.8)	(3.3)	0.5	(8.6)	(10.5)	1.9
Spectrum	(0.1)	(0.1)	—	(0.2)	0.2	(0.4)
Non-Operating Corporate	(7.0)	(3.0)	(4.0)	(12.5)	(9.3)	(3.2)
Total income from operations	$6.1	$5.9	$0.2	$14.4	$37.5	$(23.1)

Interest expense	(23.4)	(21.2)	(2.2)	(65.0)	(54.9)	(10.1)
Loss from equity investees	—	—	—	(5.9)	(2.3)	(3.6)
Other income, net	0.6	2.2	(1.6)	4.3	1.2	3.1
Loss from operations before income taxes	$(16.7)	$(13.1)	$(3.6)	$(52.2)	$(18.5)	$(33.7)
Income tax benefit (expense)	7.1	(3.1)	10.2	(4.2)	(3.9)	(0.3)
Net loss	$(9.6)	$(16.2)	$6.6	$(56.4)	$(22.4)	$(34.0)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	0.7	1.2	(0.5)	3.2	4.4	(1.2)
Net loss attributable to INNOVATE Corp.	$(8.9)	$(15.0)	$6.1	$(53.2)	$(18.0)	$(35.2)
Less: Preferred dividends	0.5	0.3	0.2	3.0	0.9	2.1
Net loss attributable to common stockholders and participating preferred stockholders	$(9.4)	$(15.3)	$5.9	$(56.2)	$(18.9)	$(37.3)

Revenue: Revenue for the three months ended September 30, 2025 increased $104.9 million to $347.1 million from $242.2 million for the three months ended September 30, 2024. The increase was driven primarily by our Infrastructure segment, which was partially offset by a decrease at our Spectrum segment. The increase at our Infrastructure segment was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and a slight increase at Banker Steel, which had increased activity subsequent to the comparable period on certain large commercial construction projects. These increases were partially offset by the industrial maintenance and repair business due to increased activity in the comparable period on certain large commercial construction and industrial maintenance projects that have since been completed. The decrease at our Spectrum segment was primarily driven by the termination of certain customers in the current period and a downturn in the direct response advertising market.

Revenue for the nine months ended September 30, 2025, decreased $7.2 million to $863.3 million from $870.5 million for the nine months ended September 30, 2024. The decrease was primarily driven by our Infrastructure segment, and to a lesser extent our Spectrum segment, which was partially offset by an increase at our Life Sciences segment. The decrease at our Infrastructure segment was primarily driven by the timing and size of projects at Banker Steel, the industrial maintenance and repair business, and the construction modeling and detailing business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed or are nearing completion in the current period. These decreases were partially offset by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large commercial construction projects. The decrease at our Spectrum segment was primarily driven by the termination of certain customers in the current period and a downturn in the direct response advertising market, which was partially offset by the launch of new networks subsequent to the comparable period. The increase at our Life Sciences segment was attributable to R2 Technologies, primarily driven by an increase in Glacial Spa and Glacial fx unit sales outside North America, as well as an increases in consumable sales and Glacial fx and Glacial Rx unit sales in North America.

Income from operations: Income from operations for the three months ended September 30, 2025, increased $0.2 million to $6.1 million from $5.9 million for the three months ended September 30, 2024. The increase was primarily due to a net increase in gross profit of $1.5 million and an increase in other operating income of $0.8 million, which were mostly offset by a net increase in selling, general and administrative ("SG&A") expenses of $2.2 million. The net increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects, which had increased activity subsequent to the comparable period on certain large commercial construction projects, which was partially offset by our Spectrum segment due to the termination of certain customers in the current period and a downturn in the direct response advertising market. The increase in other operating income was primarily driven by our Spectrum segment due to a favorable legal settlement in the current period and unrepeated lease termination settlement costs incurred in the comparable period. The increase in SG&A was primarily driven by our Non-Operating Corporate segment primarily due to the debt refinancing costs expensed in the current period and an increase in share-based compensation expense related to the vesting and issuance of equity awards to our Interim-CEO, which awards had not yet been vested or granted in the comparable period, which was partially offset by a decrease in other legal fees and a decrease in SG&A at our Infrastructure segment due to a decrease in compensation-related expenses and consulting fees, and to a lesser extent our Life Sciences segment due to a reduction in compensation-related expenses at Pansend.

Income from operations for the nine months ended September 30, 2025, decreased $23.1 million to $14.4 million from $37.5 million for the nine months ended September 30, 2024. The decrease was primarily due to a net decrease in gross profit of $21.6 million, and a net decrease in other operating income of $8.9 million, partially offset by a net decrease in SG&A expenses of $7.3 million. The net decrease in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects that have since been completed or are nearing completion in the current period, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period and, to a lesser extent, our Spectrum segment primarily due to the termination of certain customers in the current period and a downturn in the direct response advertising market. The decrease in other operating income was primarily driven by our Infrastructure segment as a result of unrepeated gains on lease modifications and unrepeated gains on the sale of various properties in the comparable period, as well as various losses on the sale of properties and a loss on lease modification in the current period, which was partially offset by our Spectrum segment due to a favorable legal settlement in the current period and unrepeated lease termination settlement costs incurred in the comparable period. The decrease in SG&A, which was primarily driven by our Infrastructure segment primarily due to a decrease in compensation-related expenses primarily due to timing, and, to a lesser extent, decreases in consulting fees and travel expenses, and a decrease at our Life Sciences segment due to a reduction in compensation-related expenses at Pansend. The decreases in SG&A were partially offset by our Non-Operating Corporate segment primarily due to the debt refinancing costs expensed in the current period and an increase in share-based compensation expense related to the vesting and issuance of equity awards to our Interim-CEO, which awards had not yet been vested or granted in the comparable period, which were partially offset by a decrease in other legal fees.

Interest expense: Interest expense for the three months ended September 30, 2025, increased $2.2 million to $23.4 million from $21.2 million for the three months ended September 30, 2024. The increase in interest expense was primarily attributable to our Non-Operating Corporate segment, reflecting the impact of the indebtedness refinancing transactions completed during the current period. These transactions resulted in increased principal balances due to the capitalization of fees and interest, and certain increases in interest rates, leading to increased interest expense including amortization of fees. The increases were partially offset by our Life Sciences and Infrastructure segments. The decrease at our Life Sciences segment was primarily due to the refinancing of the note, which removed certain exit and default fees and decreased the stated interest rate, which was partially offset by the higher outstanding principal amount. The decrease at our Infrastructure segment was due to a net decrease in outstanding principal balances. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the indebtedness refinancing transactions.

Interest expense for the nine months ended September 30, 2025, increased $10.1 million to $65.0 million from $54.9 million for the nine months ended September 30, 2024. The increase in interest expense was primarily driven by our Life Sciences and Non-Operating Corporate segments, and to a lesser extent by our Spectrum segment. The increase at our Life Sciences segment was due to a higher outstanding principal amount resulting from the capitalization of unpaid interest and exit fees into the principal amount subsequent to the comparable period. Interest expense at our Non-Operating Corporate segment increased due to the indebtedness refinancing transactions completed during the current period, which resulted in increased principal balances due to the capitalization of fees and interest, and certain increases in interest rates, leading to increased interest expense including amortization of fees. The increase at our Spectrum segment was due to the refinancing transactions and increased fees subsequent to the comparable period. These increases in interest expense were slightly offset by a decrease at our Infrastructure segment due to a net decrease in outstanding principal balances. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the indebtedness refinancing transactions.

Loss from equity investees: Loss from equity investees for the nine months ended September 30, 2025, increased $3.6 million to $5.9 million from $2.3 million for the nine months ended September 30, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the nine months ended September 30, 2025, as a result of the first quarter equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the nine months ended September 30, 2024, Pansend's basis in MediBeacon had increased by $2.3 million due to the issuance of additional convertible note investments in the comparable period, resulting in Pansend recognizing $2.3 million of equity method losses that were previously unrecognized. As of both September 30, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Refer to Note 6. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

Other income, net: Other income, net for the three months ended September 30, 2025, decreased $1.6 million to $0.6 million from $2.2 million for the three months ended September 30, 2024. The decrease was primarily driven by an unrepeated $1.9 million gain on debt repurchase at our Non-Operating Corporate segment related to the partial repurchase of the 2026 Convertible Notes in the comparable period and a decrease in interest income at our Life Sciences and Non-Operating Corporate segments. These decreases were partially offset by a decrease in foreign currency translation losses from our Infrastructure segment and an increase in fair value gains on marketable securities at our Non-Operating Corporate segment.

Other income, net for the nine months ended September 30, 2025, increased $3.1 million to $4.3 million from $1.2 million for the nine months ended September 30, 2024. The increase was primarily driven by the $4.4 million step-up gain following MediBeacon's FDA approval in January 2025, and an increase in fair value gains on marketable securities at our Non-Operating Corporate segment. These increases were partially offset by a decrease in interest income at our Life Sciences and Non-Operating Corporate segments, an increase in foreign currency translation losses from our Infrastructure segment and a legal settlement expense at our Non-Operating Corporate segment in the current period. Net loss on repurchase or extinguishment of debt remained consistent as compared to the prior period; however, the net loss was comprised of a loss on extinguishment of debt of $0.3 million related to a refinancing at our Infrastructure segment during the nine months ended September 30, 2025, as compared to a $2.2 million loss on debt extinguishment at R2 Technologies in the comparable period, which was largely offset by a $1.9 million gain on debt repurchase at our Non-Operating Corporate segment related to the partial repurchase of the 2026 Convertible Notes in the comparable period.

Income tax benefit (expense): Income tax benefit for the three months ended September 30, 2025, increased $10.2 million to a benefit of $7.1 million from an expense of $3.1 million for the three months ended September 30, 2024. Income tax expense for the nine months ended September 30, 2025, increased $0.3 million to $4.2 million from $3.9 million for the nine months ended September 30, 2024. The movement in tax benefit and expense were primarily driven by the impact of projected pre-tax results on the annual effective tax rate including the limitations on the utilization of net operating losses ("NOL") by INNOVATE's U.S. consolidated group as a result of the Internal Revenue Code Section 382 and the Tax Cuts and Jobs Act's 80 percent limitation on NOLs incurred after 2017.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing various changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, and the treatment of research and development expenditures. Under ASC 740, the effects of newly enacted tax legislation must be recognized in the period that includes the enactment date. We have evaluated the provisions of the OBBBA and their potential impact on the financial statements. Based on this preliminary assessment, we do not expect the OBBBA to have a material effect on the current or deferred income tax balances, effective tax rate, or overall financial position. We have included the effects of the legislation in our estimated annual effective tax rate for the three and nine months ended September 30, 2025 and will continue to monitor developments and assess the impact of the OBBBA as further guidance becomes available and as facts and circumstances evolve.

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

Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue	$338.4	$232.8	$105.6	$836.4	$845.9	$(9.5)

Cost of revenue	292.3	189.1	103.2	707.2	695.7	11.5
Selling, general and administrative	27.0	28.3	(1.3)	83.1	93.0	(9.9)
Depreciation and amortization	3.0	3.0	—	9.2	8.9	0.3
Other operating loss (income)	0.1	0.1	—	1.2	(8.8)	10.0
Income from operations	$16.0	$12.3	$3.7	$35.7	$57.1	$(21.4)

Revenue: Revenue for the three months ended September 30, 2025 increased $105.6 million to $338.4 million from $232.8 million for the three months ended September 30, 2024. The increase was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business and a slight increase at Banker Steel, which had increased activity subsequent to the comparable period on certain large commercial construction projects as several projects progressed into more advanced phases of fabrication and erection during the current period. These increases were partially offset by the industrial maintenance and repair business due to increased activity in the comparable period on certain large commercial construction and industrial maintenance projects that have since been completed.

Revenue for the nine months ended September 30, 2025, decreased $9.5 million to $836.4 million from $845.9 million for the nine months ended September 30, 2024. The decrease was primarily driven by the timing and size of projects at Banker Steel, the industrial maintenance and repair business, and the construction modeling and detailing business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable period, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed or are nearing completion in the current period. These decreases were partially offset by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large commercial construction projects.

Cost of revenue: Cost of revenue for the three months ended September 30, 2025 increased $103.2 million to $292.3 million from $189.1 million for the three months ended September 30, 2024. The increase was primarily driven by the increase in revenues at DBMG's commercial structural steel fabrication and erection business due to the increased activity subsequent to the comparable period on certain large commercial construction projects, which was partially offset by the industrial maintenance and repair business due to the decrease in revenue and decrease in project costs as they had increased activity in the prior year on certain large commercial construction and industrial maintenance projects that have since been completed.

Cost of revenue for the nine months ended September 30, 2025, increased $11.5 million to $707.2 million from $695.7 million for the nine months ended September 30, 2024. The increase was primarily driven by the increase in revenues at DBMG's commercial structural steel fabrication and erection business due to the increased activity subsequent to the comparable period on certain large commercial construction projects, which was partially offset by decreases in revenues at Banker Steel, the industrial maintenance and repair business and the construction modeling and detailing business from the timing of project activity on certain large commercial construction projects and decreases in costs as they were completed or are nearing completion in the current period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2025 decreased $1.3 million to 27.0 million from $28.3 million for the three months ended September 30, 2024. The decrease was primarily driven by a decrease in compensation-related expenses and consulting fees.

Selling, general and administrative expense for the nine months ended September 30, 2025, decreased $9.9 million to $83.1 million from $93.0 million for the nine months ended September 30, 2024. The decrease was primarily driven by a decrease in compensation-related expenses primarily due to timing, and, to a lesser extent, decreases in consulting fees and travel expenses.

Depreciation and amortization: Depreciation and amortization for the nine months ended September 30, 2025 increased slightly by $0.3 million to $9.2 million from $8.9 million for the nine months ended September 30, 2024.

Other operating loss (income): Other operating loss (income) for the nine months ended September 30, 2025, decreased by $10.0 million to a loss of $1.2 million from income of $8.8 million for the nine months ended September 30, 2024. The decrease was primarily driven by unrepeated gains on lease modifications and unrepeated gains on the sale of various properties in the comparable period, as well as various losses on the sale of properties and a loss on lease modification in the current period.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue	$3.1	$3.0	$0.1	$9.4	$5.7	$3.7

Cost of revenue	2.2	2.0	0.2	6.6	3.7	2.9
Selling, general and administrative	3.6	4.2	(0.6)	11.1	12.2	(1.1)
Depreciation and amortization	0.1	0.1	—	0.3	0.3	—
Loss from operations	$(2.8)	$(3.3)	$0.5	$(8.6)	$(10.5)	$1.9

Revenue: Revenue for the three months ended September 30, 2025, increased $0.1 million to $3.1 million from $3.0 million for the three months ended September 30, 2024. The increase was attributable to R2 Technologies, primarily driven by increases in Glacial Spa unit sales and Glacial fx unit sales outside North America, as well as an increase in consumable sales in North America. The increase was mostly offset by a decrease in Glacial fx unit sales in North America and a decrease in consumable sales outside North America.

Revenue for the nine months ended September 30, 2025, increased $3.7 million to $9.4 million from $5.7 million for the nine months ended September 30, 2024. The increase in revenue was attributable to R2 Technologies, primarily driven by an increase in Glacial Spa and Glacial fx unit sales outside North America, as well as an increases in consumable sales and Glacial fx and Glacial Rx unit sales in North America.

Cost of revenue: Cost of revenue for the three months ended September 30, 2025, increased $0.2 million to $2.2 million from $2.0 million for the three months ended September 30, 2024. Cost of revenue for the nine months ended September 30, 2025, increased $2.9 million to $6.6 million from $3.7 million for the nine months ended September 30, 2024. The increases in cost of revenue were attributable to R2 Technologies, primarily driven by the increase in revenue from the additional unit system and consumables sales noted above and, to a lesser extent, the related increases in warranty expenses, royalty expenses, and freight costs. The increase in cost of revenue was partially offset by changes in product mix sold as the Glacial fx and Glacial Spa systems have a lower production cost per system compared to the Glacial Rx.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2025 decreased $0.6 million to $3.6 million from $4.2 million for the three months ended September 30, 2024. Selling, general and administrative expense for the nine months ended September 30, 2025, decreased $1.1 million to $11.1 million from $12.2 million for the nine months ended September 30, 2024. The decreases were primarily driven by a reduction in compensation-related expenses at Pansend.

Spectrum Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Revenue	$5.6	$6.4	$(0.8)	$17.5	$18.9	$(1.4)

Cost of revenue	2.9	2.9	—	8.7	8.7	—
Selling, general and administrative	2.0	1.9	0.1	5.8	5.6	0.2
Depreciation and amortization	1.2	1.3	(0.1)	3.6	3.9	(0.3)
Other operating (income) loss	(0.4)	0.4	(0.8)	(0.4)	0.5	(0.9)
(Loss) income from operations	$(0.1)	$(0.1)	$—	$(0.2)	$0.2	$(0.4)

Revenue: Revenue for the three months ended September 30, 2025, decreased $0.8 million to $5.6 million from $6.4 million for the three months ended September 30, 2024. The decrease was primarily driven by the termination of certain customers in the current period and a downturn in the direct response advertising market.

Revenue for the nine months ended September 30, 2025, decreased $1.4 million to $17.5 million from $18.9 million for the nine months ended September 30, 2024. The decrease was primarily driven by the termination of certain customers in the current period and a downturn in the direct response advertising market, which was partially offset by the launch of new networks subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative for the three months ended September 30, 2025 increased slightly by $0.1 million to $2.0 million from 1.9 million for the three months ended September 30, 2024. Selling, general and administrative for the nine months ended September 30, 2025 increased slightly by $0.2 million to $5.8 million from $5.6 million for the nine months ended September 30, 2024.

Depreciation and amortization: Depreciation and amortization for the three months ended September 30, 2025, decreased slightly by $0.1 million to $1.2 million from $1.3 million for the three months ended September 30, 2024. Depreciation and amortization for the nine months ended September 30, 2025, decreased by $0.3 million to $3.6 million from $3.9 million for the nine months ended September 30, 2024.

Other operating (income) loss: Other operating (income) loss for the three months ended September 30, 2025, increased $0.8 million to income of $0.4 million from a loss of $0.4 million for three months ended September 30, 2024. Other operating (income) loss for the nine months ended September 30, 2025, increased $0.9 million to income of $0.4 million from a loss of 0.5 million for nine months ended September 30, 2024. The increases in income were primarily driven by a favorable legal settlement in the current period and unrepeated lease termination settlement costs incurred in the comparable period.

Non-Operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Selling, general and administrative	$7.0	$3.0	$4.0	$12.5	$9.0	$3.5
Depreciation and amortization	—	—	—	—	0.1	(0.1)
Other operating loss	—	—	—	—	0.2	(0.2)
Loss from operations	$(7.0)	$(3.0)	$(4.0)	$(12.5)	$(9.3)	$(3.2)

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2025, increased $4.0 million to $7.0 million from $3.0 million for the three months ended September 30, 2024. The increase was primarily driven by $4.3 million in debt refinancing costs expensed in the current period and an increase in share-based compensation expense related to the vesting and issuance of equity awards to our Interim-CEO, which awards had not yet been vested or granted in the comparable period, which were partially offset by a decrease in other legal fees due to legal matters settled subsequent to the comparable period, as well as slight decreases in other professional expenses, insurance expense and other employee-related expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased 3.5 million to $12.5 million from $9.0 million for the nine months ended September 30, 2024. The increase was primarily driven by $4.3 million in debt refinancing costs expensed in the current period and an increase in share-based compensation expense related to the vesting and issuance of equity awards to our Interim-CEO, which awards had not yet been vested or granted in the comparable period, which were partially offset by a decrease in other legal fees due to legal matters settled subsequent to the comparable period, as well as decreases in other employee-related expenses, accounting and insurance expense.

Depreciation and amortization: Depreciation and amortization for the nine months ended September 30, 2025, decreased to zero from $0.1 million for the nine months ended September 30, 2024. The decrease was driven by assets that were fully depreciated subsequent to the comparable period.

Other operating loss: Other operating loss for the nine months ended September 30, 2025, decreased to zero from $0.2 million for the nine months ended September 30, 2024. Other operating loss for the nine months ended September 30, 2024 related to lease termination costs for two leases exited by the Company.

Loss from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	(Increase) / Decrease	2025	2024	(Increase) / Decrease
Life Sciences	$—	$—	$—	$(5.9)	$(2.3)	$(3.6)
Loss from equity investees	$—	$—	$—	$(5.9)	$(2.3)	$(3.6)

Life Sciences: Loss from equity investees within our Life Sciences segment for the nine months ended September 30, 2025, increased $3.6 million to $5.9 million from $2.3 million for the nine months ended September 30, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the nine months ended September 30, 2025, as a result of the first quarter equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the nine months ended September 30, 2024, Pansend's basis in MediBeacon had increased by $2.3 million due to the issuance of additional convertible note investments in the comparable period, resulting in Pansend recognizing $2.3 million of equity method losses that were previously unrecognized. As of both September 30, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, and asset impairment expense; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; realignment and exit costs; debt refinancing costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Increase / (Decrease)	2025	2024	Increase / (Decrease)
Infrastructure	$23.5	$20.9	$2.6	$59.5	$71.7	$(12.2)
Life Sciences	(2.6)	(3.0)	0.4	(13.9)	(12.0)	(1.9)
Spectrum	1.0	1.7	(0.7)	3.4	4.8	(1.4)
Non-Operating Corporate	(2.1)	(2.8)	0.7	(6.3)	(8.2)	1.9
Other and Eliminations	—	—	—	—	—	—
Adjusted EBITDA	$19.8	$16.8	$3.0	$42.7	$56.3	$(13.6)

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

(in millions)	Three Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$8.8	$(4.6)	$(5.9)	$(7.2)	$—	$(8.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.0	0.1	1.2	—	—	4.3
Depreciation and amortization (included in cost of revenue)	3.2	—	—	—	—	3.2
Other operating loss (income)	0.1	—	(0.4)	—	—	(0.3)
Interest expense	2.4	3.1	3.8	14.1	—	23.4
Other (income) expense, net	(0.5)	(0.1)	2.4	(2.4)	—	(0.6)
Income tax expense (benefit)	4.4	—	—	(11.5)	—	(7.1)
Non-controlling interest	0.9	(1.2)	(0.4)	—	—	(0.7)
Share-based compensation expense	—	0.1	—	0.6	—	0.7
Realignment and exit costs	1.2	—	0.1	—	—	1.3
Debt refinancing costs	—	—	0.2	4.3	—	4.5
Adjusted EBITDA	$23.5	$(2.6)	$1.0	$(2.1)	$—	$19.8

(in millions)	Three Months Ended September 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$6.2	$(6.0)	$(5.6)	$(9.6)	$—	$(15.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.0	0.1	1.3	—	—	4.4
Depreciation and amortization (included in cost of revenue)	3.7	—	—	—	—	3.7
Other operating loss	0.1	—	0.4	—	—	0.5
Interest expense	3.0	4.5	3.8	9.9	—	21.2
Other expense (income), net	0.3	(0.5)	2.2	(4.2)	—	(2.2)
Income tax expense	2.3	—	—	0.8	—	3.1
Non-controlling interest	0.6	(1.3)	(0.5)	—	—	(1.2)
Share-based compensation expense	—	0.1	—	0.2	—	0.3
Realignment and exit costs	1.4	—	—	—	—	1.4
Acquisition and disposition costs	0.3	0.1	0.1	0.1	—	0.6
Adjusted EBITDA	$20.9	$(3.0)	$1.7	$(2.8)	$—	$16.8

Infrastructure: Net income from our Infrastructure segment for the three months ended September 30, 2025, increased $2.6 million to $8.8 million from $6.2 million for the three months ended September 30, 2024. Adjusted EBITDA from our Infrastructure segment for the three months ended September 30, 2025, increased $2.6 million to $23.5 million from $20.9 million for the three months ended September 30, 2024. The increase in Adjusted EBITDA was primarily driven by the increase in revenue and gross profit at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large commercial construction projects, an improvement in gross profit at Banker Steel, and a decrease in recurring SG&A expenses primarily due to a decrease in compensation-related expenses and consulting fees. These increases were partially offset by the decrease in revenue and gross profit at the industrial maintenance and repair business due to increased activity in the comparable period on certain large commercial construction and industrial maintenance projects that have since been completed.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2025, decreased $1.4 million to $4.6 million from $6.0 million for the three months ended September 30, 2024. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2025, decreased $0.4 million to $2.6 million from $3.0 million for the three months ended September 30, 2024. The decrease in Adjusted EBITDA loss was primarily driven by a reduction in compensation-related expenses at Pansend.

Spectrum: Net loss from our Spectrum segment for the three months ended September 30, 2025, increased $0.3 million to $5.9 million from $5.6 million for the three months ended September 30, 2024. Adjusted EBITDA from our Spectrum segment for the three months ended September 30, 2025, decreased $0.7 million to $1.0 million from $1.7 million for the three months ended September 30, 2024. The decrease in Adjusted EBITDA was primarily driven by the termination of certain customers in the current period and a downturn in the direct response advertising market.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the three months ended September 30, 2025, decreased $2.4 million to $7.2 million from $9.6 million for the three months ended September 30, 2024. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended September 30, 2025, decreased $0.7 million to $2.1 million from $2.8 million for the three months ended September 30, 2024. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in non-refinancing related legal fees due to legal matters settled subsequent to the comparable period, as well as slight decreases in other professional expenses, insurance expense, and employee-related expenses.

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the nine months ended September 30, 2025 and 2024:

(in millions)	Nine Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$18.9	$(18.7)	$(17.4)	$(36.0)	$—	$(53.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	9.2	0.3	3.6	—	—	13.1
Depreciation and amortization (included in cost of revenue)	9.7	—	—	—	—	9.7
Other operating loss (income)	1.2	—	(0.4)	—	—	0.8
Interest expense	6.9	12.8	11.4	33.9	—	65.0
Other (income) expense, net	(0.8)	(4.6)	6.9	(5.8)	—	(4.3)
Income tax expense (benefit)	8.8	—	—	(4.6)	—	4.2
Non-controlling interest	1.9	(4.0)	(1.1)	—	—	(3.2)
Share-based compensation expense	—	0.3	—	1.9	—	2.2
Realignment and exit costs	3.6	—	0.2	—	—	3.8
Debt refinancing costs	0.1	—	0.2	4.3	—	4.6
Adjusted EBITDA	$59.5	$(13.9)	$3.4	$(6.3)	$—	$42.7

(in millions)	Nine Months Ended September 30, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$31.6	$(14.3)	$(15.4)	$(20.0)	$0.1	$(18.0)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	8.9	0.3	3.9	0.1	—	13.2
Depreciation and amortization (included in cost of revenue)	11.5	0.1	—	—	—	11.6
Other operating (income) loss	(8.8)	—	0.5	0.2	—	(8.1)
Interest expense	7.7	6.4	10.6	30.2	—	54.9
Other (income) expense, net	(0.8)	1.2	6.3	(7.8)	(0.1)	(1.2)
Income tax expense (benefit)	15.7	—	—	(11.8)	—	3.9
Non-controlling interest	3.0	(6.1)	(1.3)	—	—	(4.4)
Share-based compensation expense	—	0.3	—	0.8	—	1.1
Realignment and exit costs	2.6	—	—	—	—	2.6
Acquisition and disposition costs	0.3	0.1	0.2	0.1	—	0.7
Adjusted EBITDA	$71.7	$(12.0)	$4.8	$(8.2)	$—	$56.3

Infrastructure: Net income from our Infrastructure segment for the nine months ended September 30, 2025, decreased $12.7 million to $18.9 million from $31.6 million for the nine months ended September 30, 2024. Adjusted EBITDA from our Infrastructure segment for the nine months ended September 30, 2025, decreased $12.2 million to $59.5 million from $71.7 million for the nine months ended September 30, 2024. The decrease in Adjusted EBITDA was primarily driven by a decrease in gross profit, despite the increase in revenue, at DBMG's commercial structural steel fabrication and erection business, and the decrease in revenue and gross profit at Banker Steel due to timing of certain large commercial construction projects that have since been completed or are nearing completion in the current period. These decreases were partially offset by an improvement in gross profit at the industrial maintenance and repair business, and a decrease in recurring SG&A expenses, primarily driven by a decrease in compensation-related expenses primarily due to timing, and to a lesser extent, decreases in consulting fees and travel expenses.

Life Sciences: Net loss from our Life Sciences segment for the nine months ended September 30, 2025, increased $4.4 million to $18.7 million from $14.3 million for the nine months ended September 30, 2024. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2025, increased $1.9 million to $13.9 million from $12.0 million for the nine months ended September 30, 2024. The increase in Adjusted EBITDA loss was primarily due to an increase in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above. The increase in Adjusted EBITDA loss was partially offset by a decrease in SG&A expenses primarily driven by a reduction in compensation-related expenses at Pansend and an increase in gross profit at R2 Technologies, driven by increased revenue (as discussed in the Revenue section above).

Spectrum: Net loss from our Spectrum segment for the nine months ended September 30, 2025, increased $2.0 million to $17.4 million from $15.4 million for the nine months ended September 30, 2024. Adjusted EBITDA from our Spectrum segment for the nine months ended September 30, 2025, decreased $1.4 million to $3.4 million from $4.8 million for the nine months ended September 30, 2024. The decrease in Adjusted EBITDA was primarily driven by the termination of certain customers in the current period and a downturn in the direct response advertising market, which was partially offset by the launch of new networks subsequent to the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the nine months ended September 30, 2025, increased $16.0 million to $36.0 million from $20.0 million for the nine months ended September 30, 2024. Adjusted EBITDA loss from our Non-Operating Corporate segment for the nine months ended September 30, 2025, decreased $1.9 million to $6.3 million from $8.2 million for the nine months ended September 30, 2024. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in non-refinancing related legal fees due to legal matters settled subsequent to the comparable period, as well as decreases in employee-related expenses, accounting and insurance expense.

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

Infrastructure Segment

As of September 30, 2025, DBMG's backlog was $1,548.4 million, consisting of $1,483.7 million under contracts or purchase orders and $64.7 million under letters of intent or notices to proceed. Approximately $1,022.6 million, representing 66.0% of DBMG’s backlog as of September 30, 2025, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG has included an additional $10.7 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

2025 Debt Refinancing

In August 2025, the Company closed on a series of indebtedness refinancing transactions that extended certain of the Company’s debt maturities. The refinancing transactions included: (i) the closings of an exchange offer and consent solicitation with respect to the Company’s senior secured notes; (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes; (iii) amendment and extension of the Company’s 2020 Revolving Credit Agreement; (iv) amendment and extension of the Company’s CGIC note, as well as the exchange of a portion of the Company’s preferred stock held by CGIC and accrued preferred stock dividends in exchange for increasing the principal amount of that note; (v) amendment and extension of the Spectrum debt; and (vi) amendment and extension of the R2 Technologies debt. In addition, on May 20, 2025, DBMG entered into an Amended and Restated Credit Agreement. Total third-party fees expensed related to the refinancing transactions were $4.5 million and $4.6 million for the three and nine months ended September 30, 2025, respectively, and total third party fees capitalized were $0.4 million and $2.1 million for the three and nine months ended September 30, 2025, respectively. Refer to “Indebtedness” below and to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Indebtedness

Non-Operating Corporate

10.50% Senior Secured Notes due 2027

In August 2025, we closed on an exchange offer and consent solicitation to eligible holders of our 8.50% senior secured notes due 2026 ("8.50% 2026 Senior Secured Notes") to exchange such notes for newly issued 10.50% senior secured notes due 2027 (the “10.50% 2027 Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “10.50% 2027 Senior Secured Notes Indenture”) governing the 10.50% 2027 Senior Secured Notes and we issued $360.4 million aggregate principal amount of 10.50% senior secured notes due 2027 (the "10.50% 2027 Senior Secured Notes"), at 100% of par, as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amount includes fees payable to the lenders and $52.50 principal amount of 10.50% 2027 Senior Secured Notes per $1,000 principal amount of 8.50% 2026 Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 8.50% 2026 Senior Secured Notes that was due on August 1, 2025).

The 10.50% 2027 Senior Secured Notes mature on February 1, 2027 and accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest will be paid in kind. All subsequent interest payments are payable in cash.

As of September 30, 2025, the total carrying amount related to the note was $342.6 million, inclusive of $360.4 million aggregate principal outstanding, partially offset by a $16.6 million total unamortized discount and $1.2 million of total unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of September 30, 2025. Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $8.2 million for both the three and nine months ended September 30, 2025.

Our obligations under the 10.50% 2027 Senior Secured Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors that guarantee the 8.50% 2026 Senior Secured Notes (the “Subsidiary Guarantors”). The 10.50% 2027 Senior Secured Notes and the related guarantees are senior secured obligations of the Company and the Subsidiary Guarantors.

Asset Sale Offer. If we complete certain assets sales, we may be required in certain circumstances to make an offer to purchase the 10.50% 2027 Senior Secured Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

Certain Covenants. The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, our ability, and, in certain cases, our subsidiaries' ability, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture requires us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, such that by September 1, 2025 we have a bona fide bid or term sheet related to a potential sale, a fully executed purchase or equity agreement by November 1, 2025, and an executed transaction with applied proceeds to the 10.50% 2027 Senior Secured Notes Indenture no later than February 1, 2026. In the event a milestone is not reached, we will be required to commence a sales process for DBM Global. These covenants are subject to a number of important exceptions and qualifications. As of September 30, 2025, the September 1, 2025 milestone was not reached, and we have thus initiated a sales process for DBMG and we are in compliance with the milestone covenants requirements.

Any failure to comply with the restrictions or covenants in the indentures governing INNOVATE’s 2027 Senior Secured Notes and 2027 Convertible Notes, or any other agreement governing our existing indebtedness or indebtedness we may incur in the future, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

8.50% Senior Secured Notes due 2026

The original $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes") were issued in 2021 at 100% of par. In August 2025, we exchanged $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes for new 10.50% 2027 Senior Secured Notes, as discussed above. As of September 30, 2025, we had $1.9 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes remaining with an effective interest rate of 9.3%.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $2.6 million and $17.9 million for the three and nine months ended September 30, 2025, respectively.

On August 4, 2025, the Company and U.S. Bank Trust Company, National Association, as trustee (the “8.50% 2026 Senior Secured Notes Trustee”), entered into a first supplemental indenture (the “8.50% 2026 Senior Secured Notes Supplemental Indenture”) to the indenture dated as of February 1, 2021, by and among the Company, the guarantors party thereto from time to time and the 8.50% 2026 Senior Secured Notes Trustee, governing the 8.50% 2026 Senior Secured Notes (the “8.50% 2026 Senior Secured Notes Indenture”). The 8.50% 2026 Senior Secured Notes Supplemental Indenture amended the 8.50% 2026 Senior Secured Notes Indenture and the 8.50% 2026 Senior Secured Notes to effectuate certain proposed amendments with respect to the 8.50% 2026 Senior Secured Notes pursuant to the solicitation of consents, which amendments included eliminating substantially all of the restrictive covenants, eliminating certain events of default, modifying covenants regarding mergers and consolidations and modifying or eliminating certain other provisions contained in the 8.50% 2026 Senior Secured Notes Indenture and the 8.50% 2026 Senior Secured Notes. In addition, the liens securing the 8.50% 2026 Senior Secured Notes were subordinated to the liens securing certain indebtedness, including the new 10.50% 2027 Senior Secured Notes, the new 2027 Convertible Notes as defined below and the 2020 Revolving Credit Agreement as defined below pursuant to the 8.50% 2026 Senior Secured Notes Supplemental Indenture.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

2027 Convertible Notes

On August 4, 2025, we settled the exchanges (collectively, the “Convertible Notes Exchanges”) under our privately negotiated exchange agreements (collectively, the “Exchange Agreements”) with certain holders of its 7.5% Convertible Senior Notes due 2026 ("the 2026 Convertible Notes"). Pursuant to the Exchange Agreements, we exchanged $48.7 million of the then outstanding aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”), which is the total outstanding as of September 30, 2025. The 2027 Convertible Notes were issued at 100% of par and mature on March 1, 2027 unless earlier converted, redeemed or purchased. The new principal amount includes fees payable to the lenders and $47.50 principal amount of 2027 Convertible Notes per $1,000 principal amount of 2026 Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 2026 Convertible Notes that was due on August 1, 2025.

As of September 30, 2025, the total carrying amount related to the note was $52.3 million, inclusive of $53.5 million aggregate principal outstanding, partially offset by a remaining unamortized net discount of $1.0 million and unamortized deferred financing fees of $0.2 million.

The 2027 Convertible Notes accrue interest at a rate of 9.5% per year. The effective interest rate on the 2027 Convertible Notes is 11.1%. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest will be paid in kind. All subsequent interest payments are payable in cash. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees and net discount was $1.0 million for both the three and nine months ended September 30, 2025.

The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “2027 Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “2027 Convertible Notes Indenture”), dated as of August 4, 2025, governing the 2027 Convertible Notes.

Certain Covenants. The 2027 Convertible Notes Indenture contains covenants limiting, among other things, our ability, and, in certain cases, our subsidiaries' ability, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

Any failure to comply with the restrictions or covenants in the indentures governing INNOVATE’s 2027 Senior Secured Notes and 2027 Convertible Notes, or any other agreement governing our existing indebtedness or indebtedness we may incur in the future, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee. During July 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, we exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of September 30, 2025, we had $0.2 million aggregate principal remaining of the 2026 Convertible Notes.

The 2026 Convertible Notes mature on August 1, 2026, unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually in arrears on February 1st and August 1st of each year. As of September 30, 2025, the effective interest rate on the 2026 Convertible Notes was 3.0%. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $0.1 million and $0.9 million for the three and nine months ended September 30, 2025 respectively.

On August 4, 2025, the Company and U.S. Bank Trust Company, National Association, as trustee (the “2026 Convertible Notes Trustee”) entered into a first supplemental indenture (the “2026 Convertible Notes Supplemental Indenture”) to the indenture, dated as of February 1, 2021, by and among the Company, the guarantors party thereto from time to time and the 2026 Convertible Notes Trustee, governing the 2026 Convertible Notes (the “2026 Convertible Notes Indenture”). The 2026 Convertible Notes Supplemental Indenture amended the 2026 Convertible Notes Indenture and the 2026 Convertible Notes to effectuate certain proposed amendments with respect to the 2026 Convertible Notes pursuant to the solicitation of consents, which amendments included eliminating substantially all of the restrictive covenants, eliminating certain events of default, modifying covenants regarding mergers and consolidations and modifying or eliminating certain other provisions, contained in the 2026 Convertible Notes Indenture and the 2026 Convertible Notes.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of September 30, 2025. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. On August 4, 2025, the Company and MSD entered into an Eighth Amendment to Credit Agreement, which among other things, extended the maturity of the 2020 Revolving Credit Agreement to September 15, 2026 and added a new $0.4 million extension fee that is payable on the earlier of the maturity date or date of prepayment of the debt.

The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of September 30, 2025, the effective interest rate on the Revolving Line of Credit, as amended, was 10.0%. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the Company's senior secured notes.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

CGIC Promissory Note

On August 4, 2025, we entered into a Subordinated Secured Promissory Note with CGIC to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has an interest rate of 16.0%, and an effective interest rate of 14.6% as of September 30, 2025. Interest on the amended CGIC Note will be paid on a monthly basis and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears.

As part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued cash dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. As of September 30, 2025 the total carrying amount related to the note was $45.1 million, inclusive of $44.1 million of principal (including capitalized interest), and a net unamortized premium of $1.0 million. For the three and nine months ended September 30, 2025, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the deferred financing fees and discounts, was $1.5 million and $4.2 million, respectively.

Mandatory Prepayments. After the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, the 2027 Convertible Notes, the 2027 Convertible Notes Indenture and all other Senior Debt (or, in each case, under any refinancing indebtedness in respect thereof), the Company must prepay the CGIC Note (together with all accrued and unpaid interest and all other amounts payable under the CGIC Note) upon the occurrence of an Asset Sale (as defined in the agreement), in an amount equal to the Net Cash Proceeds (as defined in the agreement) from such Asset Sale, with such prepayment due no later than two (2) Business Days after the receipt of such Net Cash Proceeds by the Company (or its subsidiary, if applicable) from such Asset Sale.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Infrastructure

As of September 30, 2025, our Infrastructure segment has an aggregate amount of principal outstanding debt, including obligations under finance leases, of $104.1 million.

On May 20, 2025, DBMG entered into an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with the lenders which are party thereto from time to time (each a “Lender” and collectively the “Lenders”) and UMB BANK, N.A. ("UMB"). The DBMG Credit Agreement provides DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contains an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Revolving Facility and the term loan facility will mature on May 20, 2030. DBMG entered into the DBMG Credit Agreement to fully repay DBMG’s existing debt obligations and provide additional working capital capacity.

The term loan and borrowings under the new DBMG Credit Agreement bear interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum. As of September 30, 2025, DBMG had a total outstanding balance of $20.0 million under its Revolving Facility and the effective interest rate on DBMG's revolving loans was 7.28%. Interest on the new revolving facility is paid monthly and the new revolving facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line.

As of September 30, 2025, the total outstanding balance of DBMG's term loans was $83.9 million, and the effective interest rate was 7.87%. Principal payments and interest on DBMG's term loans are paid monthly. DBMG had availability for revolving loans of $114.9 million as of September 30, 2025.

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Life Sciences

As of September 30, 2025, our Life Sciences segment has aggregate principal outstanding debt of $46.5 million with Lancer, a related party.

On August 4, 2025, Lancer and R2 Technologies entered into an Amended and Restated Senior Secured Promissory Note (the "Lancer Note"), which was previously amended multiple times as further described below, and which, among other things, extended the maturity of the note to the earlier of August 1, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The note can be repaid at any time with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The amended note has an interest rate of 12% and removed certain exit and default fees. Accrued and unpaid interest is capitalized monthly into the principal balance. As of September 30, 2025, the effective interest rate on the note, as amended, was 17.0%.

The total new initial principal amount of the amended Lancer Note on August 4, 2025 was $43.5 million, which incorporated the $20.0 million principal amount of the note as previously amended effective January 31, 2024 (which was comprised of a principal amount of $17.4 million and unpaid accrued interest of $2.6 million), accrued interest of $7.0 million and $16.5 million in accrued exit fees which had been incurred from January 31, 2024 through August 4, 2025. In addition, a new 5% extension fee of $2.2 million was capitalized into the principal amount on August 4, 2025.

As of September 30, 2025, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $44.6 million, inclusive of $46.5 million of principal (which includes capitalized interest and fees), partially offset by $1.9 million of the unamortized OID for the extension fee. Interest expense, including amortization of fees, related to the Lancer Note was $3.1 million and $12.8 million for the three and nine months ended September 30, 2025, respectively.
Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

On February 20, 2025, Pansend closed on a $3.5 million intercompany convertible 13.0% note instrument with R2 Technologies. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series E Convertible Preferred Stock ("Series E") in R2 Technologies upon written notice to R2 Technologies and has a maturity date, as amended on July 23, 2025, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the note. On June 9, 2025, Pansend closed on a $3.0 million intercompany convertible 13.0% note instrument with R2 Technologies, of which $2.5 million had been funded as of September 30, 2025. The principal amount of the note, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series F Convertible Preferred Stock ("Series F") in R2 Technologies upon written notice to R2 Technologies and has a maturity date, as amended on July 23, 2025, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the note. These notes and related intercompany interest are eliminated on consolidation. Subsequent to quarter end, in October and November 2025, an additional $0.5 million was funded.

Refer to Note 15. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Spectrum

On August 4, 2025, Spectrum entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). As a result of the Spectrum Notes Extension, additional exit fees of $9.9 million were incurred, and the total exit fees of $25.8 million are reflected within Accrued liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2025, and are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date.

Interest is capitalized and payable upon maturity of the notes. As of September 30, 2025 and December 31, 2024, the weighted-average effective interest rates on the notes, as amended, were 25.0% and 22.8%, respectively.

In connection with the Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which requires us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, we will be required to commence an alternative strategic process for HC2B. As of November 1, 2025, the Spectrum Notes had not been repaid and we have initiated a strategic process for HC2B, and are in compliance with the milestone covenants requirements.

The Spectrum Letter also requires us to utilize proceeds from a sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of Broadcasting's Senior Secured Notes. Assuming there are sufficient proceeds remaining after such repayment, we will be required to purchase the institutional investors' equity interests in HC2B and DTV for an aggregate purchase price of $2.0 million. The lenders hold 20,408 shares of common stock in HC2B 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which can be exercised at any time until August 31, 2028, at an exercise price of $0.01 per share.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

Restrictive Covenants

Pursuant to the 8.50% 2026 Senior Secured Notes Supplemental Indenture, substantially all of the restrictive covenants for the 8.50% 2026 Senior Secured Notes were eliminated.

The indenture governing the 2027 Senior Secured Notes dated August 4, 2025, by and among INNOVATE, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee (the "10.50% 2027 Senior Secured Notes Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture requires the Company to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, such that by September 1, 2025 the Company has a bona fide bid or term sheet related to a potential sale, a fully executed purchase or equity agreement by November 1, 2025, and an executed transaction with applied proceeds to the 10.50% 2027 Senior Secured Notes Indenture no later than February 1, 2026. In the event the milestones are not reached, the Company will be required to commence a sales process for DBMG. These covenants are subject to a number of important exceptions and qualifications. As of September 30, 2025, the September 1, 2025 milestone was not reached and we have thus initiated a sales process for DBMG, and we are in compliance with the milestone covenants requirements.

In connection with the August 2025 Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which requires the Company to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, we will be required to commence an alternative strategic process for the Spectrum segment. As of November 1, 2025, the Spectrum Notes had not been repaid and we have initiated a strategic process for HC2B, and are in compliance with the milestone covenants requirements.

The instruments governing the Company’s Series A-3 Preferred Stock and Series A-4 Preferred Stock also limit our and our subsidiaries ability to take certain actions, including, among other things, to incur additional indebtedness; issue additional Series A-3 Preferred Stock and Series A-4 Preferred Stock; engage in transactions with affiliates; and make certain restricted payments. These limitations are subject to a number of important exceptions and qualifications.

We have conducted our operations in a manner that has resulted in compliance with the indentures, and as of September 30, 2025, we were in compliance with the covenants of our debt agreements. The September 1, 2025 milestone was not reached on our 2027 Senior Secured Notes, the Company has thus initiated a sales process for DBMG, and is in compliance with the milestone covenants requirement. Due to other pending milestones which will require the sale of assets and use of proceeds to pay off our debt, we have classified our debt as current. If we fail to meet these pending milestones, and therefore are unable to remain in compliance and do not make alternate arrangements or obtain a waiver, an event of default would occur under our indentures which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance that we will be able to complete any non-operational transaction we may undertake to maintain compliance with covenants or, even if we complete any such transaction, that we will be able to maintain compliance for any subsequent period.

The debt associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the agreement. As of September 30, 2025, our Infrastructure segment was in compliance with the covenants of its debt agreement.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment's liquidity needs have primarily been for interest payments on our senior secured notes, convertible notes, Revolving Line of Credit, CGIC Note, and dividend payments, out of legally available funds, on our Series A-3 and Series A-4 Preferred Stock and recurring operational expenses. As a result of our recent refinancing as discussed in "Indebtedness" above, certain interest payments for our Corporate debt will be paid in kind and therefore will be incorporated into the respective principal balances to be paid on maturity of the respective debt.

On a consolidated basis, as of September 30, 2025, we had $35.5 million of cash and cash equivalents, excluding restricted cash, compared to $48.8 million as of December 31, 2024. On a stand-alone basis, as of September 30, 2025, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $1.9 million and no marketable securities, as compared to cash and cash equivalents, excluding restricted cash, of $13.8 million and $1.8 million of marketable securities as of December 31, 2024.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of September 30, 2025, we had $700.4 million of principal indebtedness on a consolidated basis compared to $668.3 million as of December 31, 2024, a net increase of $32.1 million, due to an increase in debt at our Non-Operating Corporate and Life Sciences segments from the recent third quarter refinancing transactions, partially offset by a decrease in debt at our Infrastructure segment due to their second quarter 2025 refinancing transaction and repayments on their debt. The increase at our Non-Operating Corporate segment was due to the August 2025 exchanges of our senior secured notes and convertible notes and the capitalization of fees and unpaid accrued interest into the principal amounts of the new notes, the capitalization of extension fees and unpaid accrued interest into the principal amount of our CGIC note, the exchange of the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock for an additional principal amount of the CGIC Note. The increase at our Life Sciences segment was due to the capitalization of fees and $22.5 million of unpaid accrued interest at R2 Technologies into the outstanding principal balance of their note with Lancer. The increases in debt were partially offset by a $40.6 million decrease in debt at our Infrastructure segment due to their second quarter 2025 refinancing transaction and repayments on their debt.

On a stand-alone basis, our Non-Operating Corporate segment principal indebtedness was $480.1 million and $429.9 million as of September 30, 2025 and December 31, 2024, respectively. The September 30, 2025 indebtedness balance consists of the $360.4 million aggregate principal amount of new 10.50% 2027 Senior Secured Notes, $53.5 million aggregate principal amount of new 9.50% 2027 Convertible Notes, $1.9 million aggregate principal amount remaining of 8.50% 2026 Senior Secured Notes, $0.2 million aggregate principal amount remaining of 7.50% 2026 Convertible Notes, $44.1 million principal amount of the CGIC Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit.

Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 10.50% 2027 Senior Secured Notes and on the 2027 Convertible Notes, on February 1st and August 1st of each year. For the first interest period only, which is the interest period ending on January 31, 2026, interest will be paid in kind. Interest payments on the CGIC Note are required on a monthly basis; however, interest will be paid in kind through August 31, 2026. All remaining interest payments will be paid in cash in arrears. We are also required to make quarterly interest payments on our Revolving Line of Credit and semi-annual interest payments on the 8.50% 2026 Senior Secured Notes and 2026 Convertible Notes on February 1st and August 1st of each year.

We are required to make dividend payments, out of legally available funds, on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year. The Series A-3 and Series A-4 Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued values of the Series A-3 and Series A-4 Preferred Stock accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted-average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, and (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends.

During the first quarter of 2025, the Company accrued the 7.5% quarterly dividend of $0.3 million and subsequently paid the dividend in April 2025. During the second and third quarters of 2025, INNOVATE's Board of Directors (the "Board") did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.7 million and $0.5 million for the second and third quarters of 2025, respectively, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum. In addition, during the second quarter of 2025, the Company recorded accretion and accrual of additional dividends of $1.3 million related to prior years, and $0.2 million related to the first quarter of 2025. On August 4, 2025, $0.5 million in accrued quarterly dividends was exchanged for an additional principal amount of the CGIC note as part of the Preferred Stock Exchange. Refer to Note 11. Debt Obligations and Note 15. Equity and Temporary Equity for additional information.

Our Non-Operating Corporate segment received $0.1 million and $15.9 million in net tax sharing payments from our Infrastructure segment for the three and nine months ended September 30, 2025, respectively. Additionally, our Non-Operating Corporate segment received $4.0 million and $9.0 million in dividends from our Infrastructure segment during the three and nine months ended September 30, 2025, respectively. Subsequent to quarter end, DBMG declared a $8.8 million cash dividend which was paid on November 10, 2025, of which INNOVATE received approximately $8.0 million.

We have financed our growth and operations to date, and expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, finance lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries. In the future, we may also choose to sell assets or certain investments to generate cash. We are currently exploring strategic alternatives and it is anticipated that within the next twelve months we will generate cash proceeds from an asset sale that will be used to repay certain debt obligations as required.

2024 Rights Offering and Concurrent Private Placement

On March 8, 2024, the Company commenced a rights offering ("Rights Offering"), in which each holder of the Company’s common stock, Series A-3 Convertible Participating Preferred Stock, Series A-4 Convertible Participating Preferred Stock and the 2026 Convertible Notes as of March 6, 2024 (the “rights offering record date”), were granted rights to purchase common stock. In connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital (the "Investment Agreement"), pursuant to which Lancer Capital agreed to purchase up to $19.0 million of Series C Preferred Stock as a backstop to the Rights Offering (the "Backstop Commitment") and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"). Lancer Capital is an investment fund led by Avram A. Glazer, the Chairman of the Board and the Company’s largest stockholder. As the Rights Offering had not yet settled by March 28, 2024, in accordance with the Investment Agreement, Lancer Capital purchased $25.0 million of Series C Preferred Stock, referred to as the "equity advance." On April 24, 2024, the Company completed and closed on the Rights Offering and issued a total of 530,611 shares of common stock for $3.7 million. In addition, Lancer Capital purchased an additional approximately 6,286 Series C Preferred Stock for $6.3 million under the Backstop Commitment. In total, the Company received $35.0 million in aggregate gross proceeds related to the Rights Offering and Concurrent Private Placement and incurred $1.8 million in dealer manager fees and other related costs which were capitalized into Additional paid in capital ("APIC"). On June 18, 2024, the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock, and approximately 31,286 shares of Series C Preferred Stock, which were held by Lancer Capital, were converted into 4,469,390 shares of common stock, and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock.

INNOVATE utilized the net proceeds from the Rights Offering and Concurrent Private Placement for general corporate purposes, including debt service and for working capital. As a result of the closing of the Rights Offering and Concurrent Private Placement, a mandatory prepayment was required on the CGIC Note, and on April 26, 2024, INNOVATE redeemed $4.1 million of the CGIC Note. Refer to Note 11. Debt Obligations for additional information.

Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of certain Corporate debt, Spectrum's debt and R2 Technologies' debt and from certain cross-default provisions in our 2027 Senior Secured Notes. Based on these conditions, we may not be able to meet our obligations at maturity and comply with certain cross-default provisions under the 2027 Senior Secured Notes over the next twelve months, including from any potential breach of the milestone covenant under Section 4.27(b) of the 2027 Senior Secured Notes Indenture.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales and raising additional capital. However, there can be no assurance that we will have the ability to raise additional capital when needed, be successful in any asset sales, or refinance our existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants or other possible events of default. Further, there can be no assurance that we will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity date. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q do not include any adjustments to the carrying amounts and classification of assets, liabilities, or expenses that may result if the Company is unable to continue as a going concern.

While we have noted the conditions above regarding our ability to continue as a going concern, it is important to note that our largest subsidiary, DBMG, is operationally profitable, continues to maintain a strong financial position and remains in good standing with its lenders. Under INNOVATE’s Senior Secured Notes Indenture, DBMG is a restricted subsidiary, not a guarantor, and INNOVATE’s equity interests in DBMG are pledged as collateral.

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Infrastructure	$7.0	$2.8	$16.2	$10.7
Life Sciences	—	—	—	0.1
Spectrum	0.8	0.3	2.4	1.0
Total	$7.8	$3.1	$18.6	$11.8

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Nine Months Ended September 30,		Change
	2025	2024
Cash provided by (used in) operating activities	$45.5	$(32.3)	$77.8
Cash used in investing activities	(15.1)	(4.0)	(11.1)
Cash (used in) provided by financing activities	(44.1)	6.4	(50.5)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.5	0.1	0.4
Net decrease in cash and cash equivalents, including restricted cash	$(13.2)	$(29.8)	$16.6

Operating Activities

Cash provided by operating activities was $45.5 million for the nine months ended September 30, 2025, as compared to cash used in operating activities of $32.3 million for the nine months ended September 30, 2024, an improvement of $77.8 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the nine months ended September 30, 2025, the improvement in cash flows from operating activities was primarily driven by an increase in cash provided by operating activities at our Infrastructure segment and a decrease in cash used in operating activities at our Non-Operating Corporate segments. The improvement at our Infrastructure segment was due to an increase in working capital inflows primarily due to normal business fluctuations in accounts receivable, contract-related assets and liabilities, accounts payable, and other accrued liabilities due to the timing of regular billing and collection activities and ordinary project activity. Our Non-Operating Corporate segment's decrease in cash used in operating activities was primarily due to a decrease in cash paid for interest, partially offset by an increase in cash paid for taxes, and an increase in operating expenses primarily due to refinancing costs.

Investing Activities

Cash used in investing activities was $15.1 million for the nine months ended September 30, 2025, as compared to $4.0 million for the nine months ended September 30, 2024, an increase in cash used in investing activities of $11.1 million. Capital expenditures totaled $18.6 million, or $17.2 million net of proceeds from disposals, for the nine months ended September 30, 2025, as compared to $11.8 million, or $1.9 million net proceeds after disposals, for the nine months ended September 30, 2024, for a net increase in cash used in investing activities of $15.3 million. The increase was primarily driven by our Infrastructure segment, which had more PP&E sales in the comparable period due to a plant closure in the first quarter of 2024, and increased PP&E additions in the current period at our Infrastructure and Spectrum segments. In addition, during the nine months ended September 30, 2025, our Spectrum segment had an increase in acquisition payments of $0.2 million and our Non-Operating Corporate segment purchased marketable investments for $0.3 million, while the comparable period included unrepeated proceeds of $0.5 million in other investing activities related to a note receivable at our Life Sciences segment. These increases in cash used in investing activities were partially offset by the sale of marketable securities at our Non-Operating Corporate segment for total proceeds of $2.9 million in the current period and unrepeated loans made by our Life Sciences segment to MediBeacon of $2.3 million in the comparable period.

Financing Activities

Cash used in financing activities was $44.1 million for the nine months ended September 30, 2025, as compared to cash provided by financing activities of $6.4 million for the nine months ended September 30, 2024, an increase in cash used in financing activities of $50.5 million. The increase in financing cash outflows was primarily driven by our Non-Operating Corporate segment, which received $33.2 million in net proceeds from the Rights Offering and Concurrent Private Placement in 2024. In addition, for the nine months ended September 30, 2025, net repayments on other debt obligations totaled $16.5 million, as compared to net repayments of $0.9 million in the comparable period, an increase in cash outflows of $15.6 million. The increase in net repayments on other debt obligations was primarily driven by our Infrastructure segment, who refinanced their debt in the current period, and had a $20.7 million net increase in other debt obligation outflows, primarily from term loan activity. This was partially offset by our Non-Operating Corporate segment, due to an unrepeated $4.1 million repayment on the CGIC Note in the comparable period and unrepeated $1.0 million payment for partial redemption of our 2026 Convertible Notes in the comparable period. Net cash outflows from revolving credit facility activity were $25.9 million for nine months ended September 30, 2025, as compared to $25.0 million for the nine months ended September 30, 2024, for an increase in net cash outflows of $0.9 million, which was attributable to our Infrastructure segment. The increase in cash used in financing activities was also driven by a $0.6 million increase in dividends paid primarily due to dividends declared and paid by DBMG during the nine months ended September 30, 2025 and a $0.2 million increase in cash paid for other financing activities.

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

DBMG is required to make monthly interest payments on all of its debt. Based upon the September 30, 2025, debt balance, DBMG anticipates that its interest payments will be approximately $2.0 million for the fourth quarter of 2025.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended September 30, 2025. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 31, 2025.

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
•the impact of covenants in the Indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, the Certificates of Designation governing INNOVATE’s Series A-3 Preferred Stock and Series A-4 Preferred Stock and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC March 31, 2025, and any future amendments or other new financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•the 2024 Reverse Stock Split may not result in a sustained increase in the per share price of our common stock;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Reference is made to the factors set forth under the caption “Special Note Regarding Forward-Looking Statements” in Part I, Item 2 of this quarterly report on Form 10-Q and other risk factors described in our Annual Report, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report and our Quarterly Report, except as set forth below.

The agreements governing our indebtedness, including the indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, and the Certificates of Designation with respect to our Series A-3 and Series A-4 Preferred Stock, contain various covenants that limit our discretion in the operation of our business and/or require us to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on us.

The agreements governing our indebtedness, including the indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, and the Certificates of Designation with respect to our Series A-3 and Series A-4 Preferred Stock, contain, and any of our other future financing agreements may contain, covenants imposing operating and financial restrictions on our businesses.

The indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, and the Certificates of Designation with respect to our Series A-3 and Series A-4 Preferred Stock contain, and any future debt agreements may contain, various covenants, including those that restrict our ability to, among other things:
•incur liens on our property, assets and revenue;
•borrow money, and guarantee or provide other support for the indebtedness of third parties;
•redeem or repurchase our capital stock;
•make scheduled interest and principal or other payments or prepay, redeem or repurchase, certain of our indebtedness, including Existing Notes that did not participate in the Exchange Offer and the Solicitation or our Series A-3 and Series A-4 preferred stock;
•enter into certain change of control transactions;
•make investments in entities that we do not control, including joint ventures;
•enter into certain asset sale transactions, including divestiture of certain company assets and divestiture of capital stock of wholly-owned subsidiaries;
•enter into certain transactions with affiliates; and
•enter into secured financing arrangements.

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

The indentures governing INNOVATE’s 2027 Senior Secured Notes and 2027 Convertible Notes also require us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds.

Any failure to comply with the restrictions in the indentures governing INNOVATE’s 2027 Senior Secured Notes and 2027 Convertible Notes, or any other agreement governing our existing indebtedness or indebtedness we may incur in the future, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. If any of these risks were to occur, our business and operations could be materially and adversely affected.
The Certificates of Designation provide the holders of our Series A-3 and Series A-4 Preferred Stock with consent and voting rights with respect to certain of the matters referred to above, in addition to certain corporate governance rights. These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the three months ended September 30, 2025, there were no shares withheld in connection with the vesting of employee equity awards.

ITEM 5. OTHER INFORMATION

(c) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the nine months ended September 30, 2025.

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

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal periods ended September 30, 2025, and September 30, 2024, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 12, 2025