Form 10-K
period 2025-12-31
INNOVATE Corp.
filed 2026-03-26
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
The aggregate market value of INNOVATE’s common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $27.2 million based on the closing sale price of the Common Stock on such date.
As of March 23, 2026, 13,645,127 shares of common stock, par value $0.001, were outstanding.
Documents Incorporated by Reference
The registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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

General

INNOVATE is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments. We seek to grow these businesses so that they can generate long-term sustainable free cash flow and attractive returns in order to maximize value for all stakeholders. As of December 31, 2025, our three operating platforms or reportable segments, based on management’s organization of the enterprise, are Infrastructure, Life Sciences and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

As of December 31, 2025, our principal operating subsidiaries include the following assets:

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

As a result of the addition of new milestone covenants to certain of the Company’s debt agreements in connection with the refinancing transactions completed during the third quarter of 2025 (for additional details refer to Restrictive Covenants in the Liquidity and Capital Resources section in Item 7 of this Form 10-K and to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference), we are required to commence a sales process for our Infrastructure and Spectrum segments. Management has initiated sales processes for the Infrastructure and Spectrum segments and has been actively assessing a range of potential options in order to optimize the Company’s operational and financial position. Following a sale of the Infrastructure and Spectrum segments, we expect our future strategic focus will shift to operating and managing our portfolio of companies and building value in our remaining segments. We believe that our segments are well positioned to take advantage of current trends in today’s economy and that there is opportunity to build value organically and inorganically in these segments.

Overall Business Strategy

We continually evaluate strategic and business alternatives within our operating segments, which may include the following: operating, growing or acquiring additional assets or businesses related to current or historical operations; or winding down or selling our existing operations. In the longer-term, we may evaluate opportunities to acquire assets or businesses unrelated to our current or historical operations. We have generally pursued either controlling positions in durable, cash-flow generating businesses and assets that will enhance our current businesses in the segments we operate in or companies we believe exhibit substantial growth potential, which may be unrelated to the Company’s then-current operating segments. In connection with any such acquisition, we may choose to actively assemble or re-assemble a company’s management team to ensure the appropriate expertise is in place to execute the operating objectives of such business. We view ourselves as strategic and financial partners and seek to align our management teams’ incentives with our goal of delivering sustainable long-term value to our stakeholders.

As part of any acquisition strategy, we may raise capital in the form of debt or equity securities (including preferred stock) or a combination thereof. We have broad discretion in selecting a business strategy for the Company. If we elect to pursue an acquisition, while we may intend to focus on our remaining segments, we may exercise our broad discretion to identify and select an industry and the possible acquisition or business combination opportunity unrelated to our current operating segments. In connection with evaluating these strategic and business alternatives, we may at any time be engaged in ongoing discussions with respect to possible acquisitions, business combinations and debt or equity securities offerings of widely varying sizes. There can be no assurance that any of these discussions will result in a definitive agreement and, if they do, what the terms or timing of any agreement would be.

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

Human Capital

As of December 31, 2025, we had 3,587 full-time employees and 151 part-time employees, including the employees of our operating businesses as described in more detail below. We consider our relations with our employees to be satisfactory.

Our Operating Subsidiaries

Infrastructure Segment (DBMG)

DBM Global Inc. (“DBMG”) is a fully integrated construction company offering both construction and professional services primarily through its core businesses, Schuff Steel Company ("SSC"), Banker Steel (“Banker”) and GrayWolf Industrial (“GrayWolf”) to a wide variety of commercial and industrial market segments. These companies provide services to their clients including design-assist, modularization, fabrication and erection of structural steel, heavy steel plate, trusses and girders, heavy equipment installation, as well as facility services for maintenance and shutdowns. The companies enable best delivery of pre-construction, construction and operations services by leveraging the capabilities of our DBM Vircon business, which provides construction modeling, rebar and steel detailing, industrial design, and digital engineering services. In addition, through its Aitken business ("Aitken"), DBMG manufactures pressure vessels, strainers, filters, separators and a variety of customized products.

DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, hospital and medical offices, data centers, renewables, chemical, pulp and paper mills, manufacturing facilities, bridges, mines, metal processing and power plants.

Headquartered in Phoenix, Arizona, DBMG has domestic operations in Alabama, Arizona, California, Florida, Georgia, Kansas, Kentucky, New Jersey, New York, Oregon, South Carolina, Texas, Utah, Virginia, and Washington with construction projects primarily located in the aforementioned states, among others. In addition, DBMG has international operations in Australia, Canada, India, New Zealand, the Philippines, and the United Kingdom.

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

The indenture governing INNOVATE’s 2027 Senior Secured Notes required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, such that by September 1, 2025 we needed to have a bona fide bid or term sheet related to a potential sale, a fully executed purchase or equity agreement by November 1, 2025, and an executed transaction with applied proceeds to the 2027 Senior Secured Notes Indenture no later than February 1, 2026, and in the event of the failure to achieve these milestones, the mandatory commencement of a sales process for DBMG. We did not achieve these milestones and accordingly we have commenced a sales process for DBMG.

The covenants contained in the DBMG Credit Agreement contain a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of our Infrastructure segment's debt in the future upon certain events, including a sale of DBMG. Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

•Expand and Diversify Revenue Base: DBMG seeks to expand and strengthen its revenue base by leveraging its long-term relationships with national and multi-national construction and engineering firms, national and regional accounts, original equipment manufacturers, industrial owners, and other customers. DBMG also intends to continue to grow its operations by targeting projects that carry higher margins and less risk of large margin fluctuations. DBMG believes that continuing to increase its revenue base by completing projects - such as low-rise office buildings, healthcare facilities and other commercial and industrial structures - could reduce the impact of periodic adverse market or economic conditions, as well as the margin slippage that may accompany larger projects;

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

For the year ended December 31, 2025, revenues were as follows (in millions):

	Revenue	% of Total Revenue
SSC	$687.5	56.8%
Banker Steel	246.3	20.3%
GrayWolf	237.4	19.6%
DBM Vircon	32.3	2.7%
Aitken	6.8	0.6%
Total	$1,210.3	100.0%

The majority of DBMG's business is in North America, but DBM Vircon provides detailing services on five continents. In 2025, DBMG's two largest customers represented approximately 22.1% of DBMG's revenues. In 2024, DBMG’s two largest customers represented approximately 25.5% of DBMG's revenues.

DBMG’s size gives it the production capacity to complete large-scale, demanding projects, with typical utilization per facility ranging from 84% - 94% and a sales pipeline that includes approximately $10.6 billion in potential revenue generation. DBMG believes it has benefited from being one of the largest players in a market that is highly fragmented across many small firms.

DBMG achieves a highly efficient and cost-effective construction process by focusing on collaborating with all project participants and utilizing its extensive digital engineering and design-assist capabilities with its clients. Additionally, DBMG has in-house fabrication, erection, and multi-discipline industrial construction capabilities combined with access to a network of subcontractors for smaller projects in order to provide high-quality solutions for its customers. DBMG offers a range of services across a broad geography through its 12 fabrication shops in the United States in 2025 and 33 sales and management facilities located in the United States, Australia, Canada, India, New Zealand, the Philippines, and the UK.

DBMG operates with minimal bonding requirements, with a balance of 39.5% of DBMG's total backlog of $1,723.9 million as of December 31, 2025, and bonding is reduced as projects are billed rather than upon completion. DBMG has limited its raw material cost exposure by securing fixed price agreements from steel mills during contract bid, as well as by utilizing its purchasing power as one of the largest domestic buyers of wide flange beams in the United States.

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

•Fabrication: Through its six fabrication shops in Arizona, California, Kansas, and Utah, SSC has one of the highest fabrication capacities in the United States, with approximately 1.1 million square feet under roof and a maximum annual fabrication capacity of approximately 278,000 tons;

•Erection: Named among the top two steel erectors in the United States each year since 2013, by Engineering News-Record, SSC knows how to add value to its projects through the safe and efficient erection of steel structures; and

•BIM: SSC uses BIM on every project to manage its role efficiently. Additionally, SSC’s use of SIMS in conjunction with its proprietary BIM platform, Visualizer, allows for real-time reporting on a project’s progress and an information-rich model review.

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

•Fabrication: Through its three fabrication shops in New Jersey, and Virginia, Banker Steel has maximum annual fabrication capacity of approximately 139,000 tons with approximately 389,000 square feet of space; typically focusing on complex, non-commoditized jobs with intensive fabrication requirements; and

•Erection: Banker Steel offers a full suite of erection services including horizontal and vertical erection services.

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

Suppliers

DBMG currently purchases its steel from a variety of domestic and foreign steel producers and is not dependent on any one producer. During the year ended December 31, 2025, DBMG, through SSC and Banker Steel, purchased approximately 67.2% of the total value of steel and steel components from two domestic steel vendors. Refer to Item 1A - Risk Factors - "Risks Related to the Infrastructure segment" elsewhere in this document for discussion on DBMG’s reliance on suppliers of steel and steel components.

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

Human Capital

As of December 31, 2025, DBMG's workforce was comprised of 3,525 full-time and 141 part-time employees, across the globe, including the U.S., Canada, Australia, India, the Philippines, New Zealand, Thailand and the UK. Part-time employees at DBMG include temporary employees, consultants and contractors. The number of people DBMG employs on an hourly basis fluctuates directly in relation to the amount of business DBMG performs. Certain of the fabrication and erection personnel DBMG employs are represented by various trade unions. DBMG is a party to several separate collective bargaining agreements with these unions in certain of its current operating regions, which expire (if not renewed) at various times in the future. Approximately 23.9% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2025, most of DBMG’s collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date. DBMG considers its relationship with its employees to be satisfactory and, other than sporadic and unauthorized work stoppages of an immaterial nature, none of which have been related to its own labor relations, DBMG has not experienced a work stoppage or other labor disturbance.

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

DBMG maintains commercial general liability insurance with umbrella coverage limits as well as professional liability insurance for professional services related to our work in steel erection and fabrication projects. DBMG also maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction of its facilities and property. All of DBMG’s policies are consistent with our estimated exposure and are in line with market guidelines.

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

Life Sciences Segment (Pansend Life Sciences, LLC)

Our Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend") which maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and, as of December 31, 2025, also has a controlling interest of 81.0% in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies including a 44.6% interest in MediBeacon Inc. ("MediBeacon"), a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), and a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell") as of December 31, 2025.

R2 Technologies, Inc.

R2 Technologies develops and commercializes breakthrough aesthetic medical and non-medical devices in the aesthetic dermatology market. Headquartered in Dublin, California, R2 Technologies is the world leader in CryoAesthetics™ medical devices. R2 Technologies' Glacial® platform for precision contact cooling of the skin has been shown to reduce inflammation and also brighten dark spots.

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

Founded in 2014 by Pansend and Blossom Innovations, LLC, R2 Technologies exclusively licenses intellectual property developed at Massachusetts General Hospital ("MGH") and Harvard Medical School. In 2019, R2 Technologies brought on its strategic partner, Huadong Medicine Company, Ltd., (“Huadong”). In connection with Huadong's investment, R2 Technologies entered into a distribution agreement with Huadong under which R2 Technologies granted Huadong exclusive rights to distribute all of R2 Technologies' products in the Asia-Pacific region, and R2 Technologies is entitled to receive a share of Huadong's net sales from such products. In October 2025, R2 Technologies and Huadong entered into an amendment to the distribution agreement, which among other things, removed Huadong's exclusivity for distribution rights in the Asia-Pacific region, excluding China. This amendment became effective on January 1, 2026.

R2 Technologies currently has four products in various stages of commercialization and development:

1.Glacial Rx – Originally launched in the first quarter of 2021 in the United States after receiving U.S. Food and Drug Administration (“FDA”) clearance for use in dermatologic procedures for the removal of benign lesions of the skin and for use when cooling is intended for the temporary reduction of pain, swelling, inflammation, and hematoma from minor surgical procedures. When used with R2 Technologies' Dermabrasion Tips, the intended use includes general dermabrasion, scar revision, acne scar revision and tattoo removal. The Glacial Rx system effectively and comfortably addresses these conditions, leaving the skin with a smoother and brighter appearance with little downtime for the patient. The Glacial Rx system is sold into medical practices and is operated by trained healthcare professionals.

2.Glacial Spa – Originally launched in the first half of 2022 in China after receiving China Non-Medical Classification, the Glacial Spa is a cooling experience used to even skin tone, and brighten and lighten skin and is intended to be operated by a trained aesthetician. The Glacial Spa system is being sold by Huadong’s existing sales force to spas. This product launched in the United States and Canada in 2023, marketed as Glacial fx. See below for more details on Glacial fx.

3.Glacial fx – Originally launched in the third quarter of 2023 in the United States and Canada, the Glacial fx is intended to brighten, calm, and stimulate healthy, youthful skin through its intelligent precision cooling technology. The Glacial fx system has expanded R2’s North America market into other countries and all practice types, including nonmedical and retail chains, and is intended to be operated by a trained aesthetician.

4.Glacial AI – Currently undergoing research and development, the Glacial AI is an autonomous, robotic cooling device focused on whole-body skin lightening and brightening.

Sales and Distribution

In the United States and Canada, R2 Technologies utilizes a direct sales force to sell Glacial Rx and Glacial fx. As of December 31, 2025, R2 Technologies had total full-time employees of 34 and 9 part-time employees. Part-time employees at R2 Technologies includes hourly employees, temporary employees and contractors.

In international markets, R2 Technologies sells Glacial Rx, Glacial fx and Glacial Spa through distributors. Currently, R2 Technologies has contracts with distributors to sell these products in Mexico, Bolivia, Colombia, Ecuador, Panama, Costa Rica, Guatemala, Dominican Republic, Peru, Spain, United Arab Emirates, Saudi Arabia, Bahrain, Qatar, Australia, Hong Kong, Singapore, Vietnam, China, United Kingdom, France, Kuwait, and India.

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
•Our products achieve measurable results with little to no patient discomfort and high patient satisfaction; and
•Glacial Rx is FDA cleared in the United States as a complementary treatment to improve the patient experience of most other pain or inflammation inducing treatments. This allows practices to offer a highly differentiated experience to existing customers and attract new business, generating additional revenue.

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

The Glacial fx product is generally considered a non-medical product, referred to as a wellness product or electrical product depending on individual country requirements. The Glacial fx product is managed under the same Quality Management System, excluding medical device design controls, as the Glacial Rx product which include, among other things, testing, control, and documentation requirements. The regulatory classification of the product varies from country to country and has been approved as a medical device in Colombia, Peru, Panama, and United Arab Emirates.

The regulatory review process for medical devices varies from country to country, and many countries also impose product standards, packaging requirements, environmental requirements, labeling requirements and import restrictions on devices. Each country has its own tariff regulations, duties, and tax requirements. All of these foreign regulatory requirements may change from time to time and our failure to comply with applicable foreign regulatory requirements may subject us to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, criminal prosecution, or other adverse consequences.

In international markets, we are required to obtain and maintain various quality assurance and quality management certifications. We have obtained the following international certifications: EN ISO 13485:2016 Medical Devices - Quality Management Systems - Requirements for regulatory purposes and Medical Device Single Audit Program (US, Canada, and Australia). In November 2024, we successfully completed a re-certification audit by our Certification Body, Société Générale de Surveillance ("SGS").

Sources of Raw Materials and Suppliers

We depend upon one contract manufacturer to build our products. We rely on purchase orders rather than long-term contracts with our contract manufacturer, which mitigates some risks, including price increases. However, this subjects us to other risks such as component material shortages. We continue to evaluate alternative sources of supply for these components and materials.

Patents and Proprietary Technology

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark, and trade-secret laws, as well as confidentiality provisions in our contracts. We have implemented a patent strategy designed to protect our technology and facilitate commercialization of our current and future products. As of December 31, 2025, our patent portfolio comprised 129 issued patents and 7 pending patent applications, each of which we either own directly or for which we are the exclusive licensee. Our intellectual property portfolio for our CryoModulation technology was built through the combination of licensing patents from third parties and the issuance of new patents to us as the result of our ongoing development activities. Many of our issued and pending patents were exclusively licensed from General Hospital Corporation, which owns and operates the MGH and generally relate to our core technology. In general, patents have a term of 20 years from the application filing date or earliest claimed priority date. We expect our issued and exclusively licensed patents to expire in 2035 or later.

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

MediBeacon, Inc.

MediBeacon is a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement. MediBeacon has developed a system that enables point of care assessment of kidney function. The Transdermal GFR System (“TGFR”) is comprised of the TGFR Sensor, TGFR Monitor, and Lumitrace (relmapirazin), which, together, allow assessment of the kidney function by measuring the clearance rate of the fluorescent agent as it leaves the body. The system records Lumitrace fluorescence intensity transdermally as a function of time via a sensor placed on the skin. The TGFR Sensor records 2.5 fluorescent readings per second, and the TGFR Monitor will display the average session TGFR reading at the patient's bedside or in the outpatient setting.

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

On January 17, 2025, the FDA approved MediBeacon’s TGFR for the assessment of kidney function in patients with normal or impaired renal function. The TGFR is validated for use in the assessment of Glomerular Filtration Rate (GFR) in patients with stable kidney function at the point of care. The TGFR utilizes an intravenous Lumitrace injection but does not require blood draws or urine analysis, unlike current methodologies requiring multiple blood draws or urine samples. In addition, current clinical practice measured GFR (mGFR) assessment requires sophisticated clinical laboratory analysis away from the patient’s point of care.

In February 2025, China's National Medical Products Administration (“NMPA”) approved MediBeacon's TGFR Monitor and TGFR Sensor. Full regulatory approval from China's NMPA occurred in October 2025, following its approval for the categorization of the Lumitrace (relmapirazin) injection as a drug in China.

On December 16, 2025, the FDA approved the next generation MediBeacon TGFR System including the latest TGFR Reusable Sensor. The latest TGFR Reusable Sensor has been designed for patient comfort, ease of application, and reusability. It also lowers the cost compared to the single use TGFR Sensor previously approved by the FDA.

MediBeacon expects to begin initial sales of the TGFR System to select academic medical centers in the first quarter of 2026 in the United States and China.

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

In 2015, Pansend Life Sciences became the largest equity investor in MediBeacon. In 2019, MediBeacon entered into a $30 million investment and exclusive commercialization partnership in Greater China with Huadong, under which MediBeacon granted Huadong the exclusive rights to distribute all of MediBeacon’s products in Greater China, and MediBeacon will receive royalty payments on net sales of the TGFR system. Under this agreement, Huadong is also responsible for funding clinical trials, commercial and regulatory activities relating to the TGFR system in 25 countries in the Asia-Pacific region, including Greater China. MediBeacon received the first $15 million tranche during 2019 at a pre-money valuation of approximately $300 million. In 2020, Huadong amended their agreements to provide for Huadong to prepay, at a minimum, $20 million of future China royalties to fund registration of the TGFR system as a Class 1 device in China, allowing it to immediately enter the Chinese hospital system. As of December 31, 2025, approximately $31.4 million had been received by MediBeacon.

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

In January 2025, upon FDA approval, pursuant to the terms of MediBeacon's convertible notes, Pansend's convertible notes and the related accrued interest together totaling $12.9 million were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million investment in its preferred stock by Huadong was received in the first quarter of 2025 at a pre-money valuation of approximately $420 million. As a result of these transactions, Pansend's ownership in MediBeacon decreased from approximately 45.9% prior to the transaction to approximately 44.7% subsequent to the transaction. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% prior to the transaction to 39.7% subsequent to the transaction. As of December 31, 2025, Pansend's ownership in MediBeacon was 44.6% or 39.4% on a fully diluted basis.

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

In connection with the Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, the side letter provides that we are required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum letter, management initiated a strategic process for HC2B. We have met or extended all milestones associated with the sale as of December 31, 2025. Subsequent to year-end, the December 31, 2025 milestone for a confidential information memorandum and bid process letter was met on the revised date of January 8, 2026. The February 1, 2026 milestone for the submission of at least one bona fide indication of interest in an HC2B sale was waived. The March 1, 2026 milestone for an executed letter of intent regarding an HC2B sale was extended to March 27, 2026. As of the date of this Annual Report on Form 10-K, we are in compliance with the milestone covenants.

As of December 31, 2025, Broadcasting operated 257 stations, including three Full Power stations, 53 Class A stations and 201 Low Power Television ("LPTV") stations. Broadcasting stations are collectively able to broadcast approximately 2,000 subchannels and reach 112 markets in the U.S., and Puerto Rico, including 39 of the top 40 markets. Broadcasting has approximately 112 stations concentrated in the top 40 markets.

Operating Broadcast Stations

Below are Broadcasting’s operating stations as of December 31, 2025, listed by call sign and market rank:

Market	Market Rank (a)	Station	Service
New York, NY	1	WKOB-LD	LPTV Station
		W02CY-D	LPTV Station
Los Angeles, CA	2	KHIZ-LD	LPTV Station
		KSKJ-CD	Class A Station
Chicago, IL	3	WPVN-CD	Class A Station
		W31EZ-D	LPTV Station
		KPDS-LD	LPTV Station
Dallas - Ft. Worth, TX	4	KHPK-LD	LPTV Station
		KPFW-LD	LPTV Station
		KNAV-LD	LPTV Station
		KODF-LD	LPTV Station
		K07AAD-D	LPTV Station
		KJJM-LD	LPTV Station
Philadelphia, PA	5	WDUM-LD	LPTV Station
		WZPA-LD	LPTV Station
		W25FG-D	LPTV Station
		WPSJ-CD	Class A Station
Houston, TX	6	KUVM-LD	LPTV Station
		KUGB-CD	Class A Station
		KUVM-CD	Class A Station
		KBMN-LD	LPTV Station
		KEHO-LD	LPTV Station
Atlanta, GA	7	WYGA-CD	Class A Station
		WUVM-LD	LPTV Station
		WDWW-LD	LPTV Station
		WUEO-LD	LPTV Station
Washington, DC	8	W13DW-D	LPTV Station
Boston, MA	9	WLEK-LD	LPTV Station
San Francisco - Oakland - San Jose, CA	10	KQRO-LD	LPTV Station
		KEMO-TV	Full Power Station
Tampa - St Petersburg - Sarasota, FL	11	W31EG-D	LPTV Station
		W16DQ-D	LPTV Station
		WXAX-CD	Class A Station
		WTAM-LD	LPTV Station
Phoenix - Prescott, AZ	12	K12XP-D	LPTV Station
		KTVP-LD	LPTV Station
		KPDF-CD	Class A Station
Seattle, WA	13	KUSE-LD	LPTV Station
Detroit, MI	14	WDWO-CD	Class A Station
		WUDL-LD	LPTV Station
Orlando - Daytona Beach - Melbourne, FL	15	WATV-LD	LPTV Station
		WFEF-LD	LPTV Station
Minneapolis - St. Paul, MN	16	KWJM-LD	LPTV Station
		KJNK-LD	LPTV Station
		K33LN-D	Class A Station
		K28PQ-D	LPTV Station
		KMBD-LD	LPTV Station
		KMQV-LD	LPTV Station
Denver, CO	17	KRDH-LD	LPTV Station
Miami - Ft. Lauderdale, FL	18	W16CC-D	LPTV Station
Cleveland - Akron - Canton, OH	19	WQDI-LD	LPTV Station
		WUEK-LD	LPTV Station

		WEKA-LD	LPTV Station
		KONV-LD	LPTV Station
Sacramento - Stockton - Modesto, CA	20	KBIS-LD	LPTV Station
		K04QR-D	LPTV Station
		KFTY-LD	LPTV Station
		KBTV-CD	Class A Station
		KFKK-LD	LPTV Station
		KAHC-LD	LPTV Station
		KFMS-LD	LPTV Station
		K36QQ-D	LPTV Station
Charlotte, NC	21	WVEB-LD	LPTV Station
		W15EB-D	Class A Station
		WHEH-LD	LPTV Station
Raleigh - Durham - Fayetteville, NC	22	WNCB-LD	LPTV Station
		WIRP-LD	LPTV Station
Portland, OR	23	KOXI-CD	Class A Station
St. Louis, MO	24	KPTN-LD	LPTV Station
		K25NG-D	Class A Station
		KBGU-LD	LPTV Station
		W09DL-D	LPTV Station
		WODK-LD	LPTV Station
		WLEH-LD	LPTV Station
Indianapolis, IN	25	WUDZ-LD	LPTV Station
		WSDI-LD	LPTV Station
		WQDE-LD	LPTV Station
Nashville, TN	26	WCTZ-LD	LPTV Station
		WKUW-LD	LPTV Station
Pittsburgh, PA	27	WJMB-CD	Class A Station
		WWLM-CD	Class A Station
		WMVH-CD	Class A Station
		WKHU-CD	Class A Station
		WWKH-CD	Class A Station
Salt Lake City, UT	28	KBTU-LD	LPTV Station
Baltimore, MD	29	WQAW-LD	LPTV Station
San Diego, CA	30	KSKT-CD	Class A Station
San Antonio, TX	31	K17MJ-D	LPTV Station
		KOBS-LD	LPTV Station
		K25OB-D	Class A Station
		KSAA-LD	LPTV Station
		KVDF-CD	Class A Station
		KISA-LD	LPTV Station
		KSSJ-LD	LPTV Station
Hartford - New Haven, CT	32	WTXX-LD	LPTV Station
		WRNT-LD	LPTV Station
Kansas City, MO	33	KAJF-LD	LPTV Station
		KCMN-LD	LPTV Station
		KQML-LD	LPTV Station
Austin, TX	34	KGBS-CD	Class A Station
		KVAT-LD	LPTV Station
Columbus, OH	35	WDEM-CD	Class A Station
Greenvll-Spart-Ashevll-And, SC	36	W22EY-D	LPTV Station
Milwaukee, WI	38	WTSJ-LD	LPTV Station
West Palm Beach - Ft. Pierce, FL	39	WDOX-LD	LPTV Station
		WWCI-CD	Class A Station
		WXOD-LD	LPTV Station
Las Vegas, NV	40	KNBX-CD	Class A Station
		KHDF-CD	Class A Station

		KEGS-LD	LPTV Station
		KVPX-LD	LPTV Station
		K36NE-D	Class A Station
Jacksonville, FL	41	WODH-LD	LPTV Station
		WKBJ-LD	LPTV Station
		WJXE-LD	LPTV Station
		WRCZ-LD	LPTV Station
Birmingham - Anniston - Tuscaloosa, AL	45	WUOA-LD	LPTV Station
		WUDX-LD	LPTV Station
Oklahoma City, OK	47	KTOU-LD	LPTV Station
		KBZC-LD	LPTV Station
		KOHC-CD	Class A Station
Albuquerque - Santa Fe, NM	48	KQDF-LD	LPTV Station
		KWPL-LD	LPTV Station
Louisville, KY	49	WKUT-LD	LPTV Station
New Orleans, LA	50	WTNO-CD	Class A Station
		WQDT-LD	LPTV Station
Memphis, TN	51	W15EA-D	Class A Station
		WPED-LD	LPTV Station
		KPMF-LD	LPTV Station
		WQEK-LD	LPTV Station
		WQEO-LD	LPTV Station
Ft. Myers - Naples, FL	53	WGPS-LD	LPTV Station
Buffalo, NY	54	WWHC-LD	LPTV Station
		WVTT-CD	Class A Station
Fresno - Visalia, CA	55	K17JI-D	Class A Station
		KZMM-CD	Class A Station
Richmond - Petersburg, VA	56	WUDW-LD	LPTV Station
		WWBK-LD	LPTV Station
		WFWG-LD	LPTV Station
Mobile, AL - Pensacola, FL	57	WWBH-LD	LPTV Station
		WEDS-LD	LPTV Station
Little Rock - Pine Bluff, AR	58	KWMO-LD	LPTV Station
		K23OW-D	LPTV Station
		KENH-LD	LPTV Station
Knoxville, TN	60	W19FF-D	LPTV Station
Tulsa, OK	61	KZLL-LD	LPTV Station
		KUOC-LD	LPTV Station
Des Moines - Ames, IA	67	KRPG-LD	LPTV Station
		KAJR-LD	LPTV Station
		KCYM-LD	LPTV Station
Wichita - Hutchinson, KS	71	KFVT-LD	LPTV Station
Flint - Saginaw - Bay City, MI	72	WFFC-LD	LPTV Station
		W35DQ-D	LPTV Station
Omaha, NE	73	KQMK-LD	LPTV Station
		KAJS-LD	LPTV Station
Springfield, MO	74	KFKY-LD	LPTV Station
		KCNH-LD	LPTV Station
Huntsville - Decatur - Florence, AL	75	W34EY-D	Class A Station
Madison, WI	77	W23BW-D	Class A Station
		WZCK-LD	LPTV Station
Rochester, NY	79	WGCE-CD	Class A Station
Harlingen - Weslaco - Brownsville - McAllen, TX	80	KNWS-LD	LPTV Station
		KRZG-CD	Class A Station
		KAZH-LD	LPTV Station
Charleston - Huntington, WV	82	WOCW-LD	LPTV Station
Waco - Temple - Bryan, TX	83	KZCZ-LD	LPTV Station

		KAXW-LD	LPTV Station
		K20KJ-D	LPTV Station
Savannah, GA	84	WDID-LD	LPTV Station
		WUET-LD	LPTV Station
Charleston, SC	85	WBSE-LD	LPTV Station
Chattanooga, TN	86	WYHB-CD	Class A Station
Paducah, KY - Cape Girardeau, MO - Harrisburg, IL	90	W29CI-D	Class A Station
Shreveport, LA	91	K36MU-D	LPTV Station
Champaign - Springfield - Decatur, IL	92	WCQA-LD	LPTV Station
		WEAE-LD	LPTV Station
		W23EW-D	LPTV Station
Cedar Rapids - Waterloo - Iowa City, IA	94	KFKZ-LD	LPTV Station
		K17MH-D	LPTV Station
Baton Rouge, LA	95	K27NB-D	LPTV Station
		K29LR-D	LPTV Station
Ft. Smith - Fayetteville - Springdale - Rogers, AR	96	KAJL-LD	LPTV Station
		KFLU-LD	LPTV Station
Myrtle Beach - Florence, SC	97	W33DN-D	LPTV Station
Boise, ID	98	K17ED-D	Class A Station
		KFLL-LD	LPTV Station
		KBKI-LD	LPTV Station
		K31FD-D	Class A Station
Greenville - New Bern - Washington, NC	102	W35DW-D	LPTV Station
Reno, NV	103	K07AAI-D	LPTV Station
Tallahassee, FL - Thomasville, GA	105	W21EL-D	LPTV Station
Tyler - Longview- Nacogdoches, TX	106	KDKJ-LD	LPTV Station
		KCEB	Full Power Station
		KBJE-LD	LPTV Station
		KKPD-LD	LPTV Station
		KPKN-LD	LPTV Station
Lincoln - Hastings - Kearney, NE	107	KIUA-LD	LPTV Station
Augusta, GA - Aiken, SC	108	WIEF-LD	LPTV Station
Evansville, IN	109	WDLH-LD	LPTV Station
		WELW-LD	LPTV Station
		WEIN-LD	LPTV Station
Ft. Wayne, IN	110	WCUH-LD	LPTV Station
		W30EH-D	LPTV Station
		W25FH-D	LPTV Station
		WFWC-CD	Class A Station
		WODP-LD	LPTV Station
Fargo - Valley City, ND	113	K15MR-D	LPTV Station
Yakima - Pasco - Richland - Kennewick, WA	114	K33EJ-D	Class A Station
		K28QK-D	LPTV Station
Traverse City - Cadillac, MI	116	W36FH-D	LPTV Station
Macon, GA	119	W28EU-D	LPTV Station
		WJDO-LD	LPTV Station
Eugene, OR	120	KORY-CD	Class A Station
		K06QR-D	LPTV Station
Montgomery - Selma, AL	121	WDSF-LD	LPTV Station
		WQAP-LD	LPTV Station
Peoria - Bloomington, IL	122	W27EQ-D	LPTV Station
Santa Barbara - San Luis Obispo, CA	123	KLDF-CD	Class A Station
		KQMM-CD	Class A Station
		KDFS-CD	Class A Station
		KVMM-CD	Class A Station
		KSBO-CD	Class A Station
		KZDF-LD	LPTV Station

Lafayette, LA	124	K21OM-D	LPTV Station
Bakersfield, CA	125	KXBF-LD	LPTV Station
		KTLD-CD	Class A Station
Wilmington, NC	126	WQDH-LD	LPTV Station
Columbus, GA - Opelika - Auburn, AL	127	W29FD-D	LPTV Station
		W31EU-D	LPTV Station
Monterey - Salinas, CA	128	K09AAF-D	LPTV Station
La Crosse - Eau Claire, WI	129	W23FC-D	LPTV Station
Corpus Christi, TX	130	K21OC-D	LPTV Station
		KCCX-LD	LPTV Station
		K32OC-D	LPTV Station
		KYDF-LD	LPTV Station
Amarillo, TX	132	KAUO-LD	LPTV Station
		KLKW-LD	LPTV Station
Columbia - Jefferson City, MO	135	K35OY-D	LPTV Station
Lubbock, TX	140	K32OV-D	LPTV Station
		KNKC-LD	LPTV Station
Topeka, KS	141	K35KX-D	LPTV Station
Palm Springs, CA	145	K21DO-D	Class A Station
Joplin, MO - Pittsburg, KS	151	KRLJ-LD	LPTV Station
		KPJO-LD	LPTV Station
Bangor, ME	156	W32FS-D	LPTV Station
		W20ER-D	LPTV Station
Biloxi-Gulfport, MS	158	W33EG-D	LPTV Station
Terre Haute, IN	159	W24FB-D	LPTV Station
Jackson, TN	174	WYJJ-LD	LPTV Station
Quincy, IL - Hannibal, MO - Keokuk, IA	175	WVDM-LD	LPTV Station
		K14SU-D	LPTV Station
Bowling Green, KY	180	WCZU-LD	LPTV Station
Puerto Rico		WWKQ-LD	LPTV Station
		WOST	Full Power Station
		W20EJ-D	LPTV Station
		W27DZ-D	LPTV Station
		WQQZ-CD	Class A Station
(a) Rankings are based on the relative size of a station’s Designated Market Area ("DMA") among the 210 generally recognized DMAs in the United States.

Broadcast Operations

Broadcasting carries 58 networks on its stations, distributing content across the U.S. Broadcasting provides free OTA programming to television viewing audiences in the communities it serves. The programming Broadcasting distributes includes networks targeting shopping, weather, sports and entertainment programming, as well as religious networks and networks targeting select ethnic groups.

Revenues

Broadcasting revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the third-parties' related advertisement sales, principally from channel leases and revenue sharing agreements with minimum guarantees included within certain contracts. In a typical broadcast station revenue agreement, we, as the owner/licensee of a station, make available, for a fee, airtime on one or multiple of our station subchannel(s) to a third party. The third party broadcasts its content during that airtime and collects revenue from any advertising it airs during such content. Broadcast station revenue is recognized over the life of the contract, when the program is broadcast. The fees charged can be fixed or variable, and the contracts that the Company enters into are generally short-term in nature; however, initial contract periods may exceed one year in length. Variable fees are usage/sales-based and are recognized as revenue when the subsequent usage occurs.

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
•As of December 31, 2025, 252 operating stations are connected to Broadcasting's cloud-based IP backbone and can be operated and monitored remotely, allowing for substantial cost savings and operating efficiencies. In 2018, Federal Communications Commission ("FCC") deregulation in TV broadcasting eliminated the need for full time employees and studio facilities in markets where Broadcasting operates Full Power and Class A stations, thus allowing Broadcasting to operate these stations remotely at greater cost efficiency;
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

Government Approvals and Regulation

Federal broadcasting industry regulations limit our operating flexibility. The Federal Communications Commission ("FCC") regulates all local television broadcasters, including us. We must obtain FCC approval whenever we (i) apply for a new license; (ii) seek to renew or modify a license; (iii) purchase or sell a broadcast station license; and/or (iv) assign or transfer the control of one of our subsidiaries that holds a license. Our FCC licenses are critical to our operations, and we cannot operate without them. Our FCC licenses must be renewed every eight years. The current television license renewal cycle began in 2020, and all our licenses have been renewed as of the filing date of this Form 10-K. The weighted-average period prior to the next renewal for FCC licenses was 4.4 years and 5.4 years as of December 31, 2025 and 2024, respectively. While we cannot be certain that we will always obtain renewal grants in the future from the FCC, the FCC has historically renewed the Company’s broadcast licenses in substantially all cases. The Company does not believe that the expiration or non-renewal of any of our FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

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

ATSC 3.0

ATSC 3.0, is the next generation broadcast technology standard defining how television signals are broadcast and interpreted ("NextGen TV"). ATSC 3.0 is an enhancement to previous broadcast technology standards, providing enhanced picture and audio quality, mobility, addressability, increased capacity, and IP connectivity. ATSC 3.0 will offer a platform to merge linear programming and non-TV data services alongside OTA and over-the-top ("OTT"). As ATSC 3.0 provides for a more efficient use of spectrum, this could enable us to provide expanded or additional services to new and existing customers, Among the many emerging opportunities may be hyper-local news, weather, and traffic; dynamic ad insertion; geographic and demographic targeted advertising; customizable content; better measurement and analytics; the ability to share data with devices connected to the Internet; flexibility to add streams as needed; an ultra-high definition picture quality with enhanced immersive audio; and connectivity to automobiles. In addition, ATSC 3.0 may provide new emergency capabilities including advanced alerting functions which can relay evacuation routes and device wake-up features. Many of these may be available to mobile devices. Currently, Broadcasting is exploring commercial opportunities in datacasting on our platform that may offer incremental revenue opportunities over the next year.

Human Capital

As of December 31, 2025, Broadcasting employed 17 full-time employees and 1 part-time employee across the U.S.

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

The information required by this item relating to our executive officers, directors and code of conduct is set forth in Item 10 of this Form 10-K. Information relating to our Audit Committee and Audit Committee Financial Expert will be set forth in our 2026 Proxy Statement under the Caption "Board Committees" and is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:

Risks Related to Our Businesses

•The ability of our subsidiaries to make distributions, our principal source of cash
•Substantial doubt about our ability to continue as a going concern
•Our levels of indebtedness, financing arrangements and other obligations
•Restrictive covenants in our debt and preferred stock instruments, including covenants in or associated with certain of our debt instruments that requires us to dispose of material assets or operations to meet our obligations.
•Ability to meet working capital and long term liquidity requirements
•Dependence on key personnel and ability to attract and retain skilled personnel
•Any identified material weaknesses in our internal controls
•Constraints in the labor market and increases in labor costs
•Foreign exchange rate volatility and inflation
•Impact of competition on our business
•Impact of any potential future acquisitions and ability to manage future growth and the incurrence of substantial costs in connection with acquisitions
•Cyber-attacks and other privacy or data security incidents
•Managing growth related to increased operational size
•Ability to fully utilize net operating loss and other tax carryforwards
•Risk of restated financial statements
•Presentation of corporate opportunities by certain current and former directors and officers and the impact of related party transactions
•Our status as a non-investment company
•Impact of potential litigation
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

Risks related to the Life Sciences segment

•Significant fluctuations in Pansend's operating results
•Indebtedness of R2 Technologies that will mature on August 1, 2026
•High levels of competition in the life sciences space, competition in general and competitive developments in the market
•Reliance on third parties for sales, marketing, manufacturing and/or distribution, including delivery service providers

•Risks associated with potential disruptions in our operations
•Lack of significant current and historical operating revenue and risks associated with the implementation of our growth strategy
•Customer demand, patient satisfaction with procedures, and the impact of general economic conditions
•Impact of a failure to obtain or maintain necessary FDA (or foreign equivalent) clearances and approvals
•Risks associated with the misuse by customers, physicians and technicians of Pansend's products or the products of Pansend's investees
•Inventory management, Pansend's limited manufacturing experience, and our ability to scale, suspend or reduce production based on variations in product demand.
•Competition for skilled technical professional personnel
•Obsolescence of Pansend's products
•Ability of Pansend and its investees to effectively protect their intellectual property and the impact of a failure to do so
•Impact of third party intellectual property infringement claims

Risks related to the Spectrum segment

•Effectiveness of our operations in a highly competitive market
•Impact of legislation and FCC regulations, including with respect to broadcasting licenses.

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

As a holding company, INNOVATE's material assets are its cash and cash equivalents, the equity interests in its subsidiaries and other investments. As of December 31, 2025, the Company had $112.1 million of cash and cash equivalents, excluding restricted cash. On a stand-alone basis, as of December 31, 2025, the Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $4.2 million.

INNOVATE’s principal source of cash and cash flow is distributions from its subsidiaries. Thus, its ability to service its debt, including the $360.4 million aggregate principal amount of new 10.50% 2027 Senior Secured Notes, $53.5 million aggregate principal amount of new 9.50% 2027 Convertible Notes, $1.9 million aggregate principal amount remaining of 8.50% 2026 Senior Secured Notes, $0.2 million aggregate principal amount remaining of 7.50% 2026 Convertible Notes, $45.9 million principal amount of the CGIC Note and the $20.0 million secured revolving credit agreement (the “Revolving Credit Agreement”), of which $20.0 million was drawn as of December 31, 2025, and to finance future acquisitions, is dependent on the ability of its subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to INNOVATE. INNOVATE’s subsidiaries are separate legal entities, and although they may be wholly-owned or controlled by INNOVATE, they have no obligation to make any funds available to INNOVATE, whether in the form of loans, dividends, distributions or otherwise. The ability of INNOVATE’s subsidiaries to distribute cash to it is, and will remain subject to, among other things, restrictions that are contained in its subsidiaries’ financing agreements, availability of sufficient funds and applicable state laws and regulatory restrictions. For instance, DBMG is a borrower under credit facilities that restrict their ability to make distributions or loans to INNOVATE. Specifically, DBMG is party to credit agreements that include certain financial covenants that can limit the amount of cash available to make upstream dividend payments to INNOVATE. For additional information, refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations, including under our outstanding indebtedness, and our obligations under our outstanding shares of preferred stock, could harm our business, financial condition and results of operations. Our ability to make payments on and to refinance our indebtedness and outstanding preferred stock and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. For a description of our and our subsidiaries' indebtedness, refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

If our business does not generate sufficient cash flows from operations or if future borrowings are not available to us in an amount sufficient to enable us and our subsidiaries to pay our indebtedness or make mandatory redemption payments with respect to our outstanding shares of preferred stock, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness or redeem the preferred stock, out of legally available funds, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on us.

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

Substantial doubt about our ability to continue as a going concern

As of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. The principal conditions leading to this conclusion are the upcoming maturities of our debt obligations. Based on these conditions, the Company may not be able to meet its obligations at maturity and comply with certain cross-default provisions under the 2027 Senior Secured Notes over the next twelve months, or any potential breach of the milestone covenant of our 2027 Senior Secured Notes, which has required the Company to commence a sales process for all or substantially all of DBM Global’s assets or equity interests in accordance with certain dates and deadlines. Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information. The Company plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales, and potentially refinancing debt and raising additional capital. However, there can be no assurance that the Company will have the ability to be successful in any asset sales, additional capital raises, or the refinancing of its existing debt, on attractive terms or at all, nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. The potential inability to complete any assets sales, refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing or raise sufficient cash to pay the debt at maturity would have a material adverse effect on our financial condition and likely cause the price of the Company’s common stock to decline.

The instruments and agreements governing our indebtedness, and our Third Amended and Restated Certificate of Incorporation contain various covenants that limit our discretion in the operation of our business and/or require us to meet certain covenants. The failure to comply with such covenants could have a material adverse effect on us.

The indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, and our Third Amended and Restated Certificate of Incorporation and any future debt agreements may contain various covenants, including those that restrict our ability to, among other things:

•incur liens on our property, assets and revenue;
•borrow money, and guarantee or provide other support for the indebtedness of third parties;
•redeem or repurchase our capital stock;
•make scheduled interest and principal or other payments or prepay, redeem or repurchase, certain of our indebtedness
•enter into certain change of control transactions;
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

The indenture governing INNOVATE’s 2027 Senior Secured Notes required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, such that by September 1, 2025 we needed to have a bona fide bid or term sheet related to a potential sale, a fully executed purchase or equity agreement by November 1, 2025, and an executed transaction with applied proceeds to the 2027 Senior Secured Notes Indenture no later than February 1, 2026, and in the event of the failure to achieve these milestones, the mandatory commencement of a sales process for DBMG. We did not achieve these milestones and accordingly we have commenced a sales process for DBMG. We may not be able to consummate that sale at a price that would be sufficient for us to pay the 2027 Senior Secured Notes in full or on any terms.

Any failure to comply with the restrictions in the indentures governing INNOVATE’s 2027 Senior Secured Notes or any other instrument or agreement governing our existing indebtedness, or indebtedness we may incur in the future, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. If any of these risks were to occur, our business and operations could be materially and adversely affected. Refer to Note 11. Debt Obligations to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Our Third Amended and Restated Certificate of Incorporation provides the holders of our Series A-3 and Series A-4 Preferred Stock with consent and voting rights with respect to certain of the matters referred to above, in addition to certain corporate governance rights. These restrictions may interfere with our ability to obtain financings or to engage in other business activities, which could have a material adverse effect on our business and operations.

We have significant indebtedness and other financing arrangements and could incur additional indebtedness and other obligations, which could adversely affect our business and financial condition.

We have a significant amount of indebtedness and outstanding shares of preferred stock. As of December 31, 2025, our total principal amount of outstanding debt was $687.2 million and the accrued value of our outstanding preferred stock had a combined redemption value of $9.3 million and a current fair value of $9.6 million as of December 31, 2025, which is inclusive of $0.3 million of accrued cash dividends. We may not generate enough cash flow to satisfy our obligations under such indebtedness and other arrangements. This significant amount of indebtedness poses risks such as risk of inability to repay such indebtedness, as well as:

•increased vulnerability to general adverse economic and industry conditions;
•higher interest expense if interest rates increase on our floating rate borrowings are not effective to mitigate the effects of these increases;
•our Senior Secured Notes are secured by substantially all of INNOVATE’s assets and those of certain of INNOVATE’s subsidiaries that have guaranteed the Senior Secured Notes, including certain equity interests in our other subsidiaries and other investments, as well as certain intellectual property and trademarks, and those assets cannot be pledged to secure other financings;
•certain assets of our subsidiaries are pledged to secure their indebtedness, and those assets cannot be pledged to secure other financings;
•our having to divert a significant portion of our cash flows from operations to payments on our indebtedness and other arrangements, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;
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

In addition, it is possible that we may need to incur additional indebtedness or enter into additional financing arrangements in the future in the ordinary course of business. If additional indebtedness is incurred or equity is issued, the risks described above could intensify. In addition, our inability to maintain compliance with our debt covenants could result in acceleration of all or a portion of our debt obligations and could cause us to be in default if we are unable to repay the accelerated obligations.

We have experienced significant historical, and may experience significant future, operating losses and net losses, which may hinder our ability to meet working capital requirements or service our indebtedness, and we cannot assure you that we will generate sufficient cash flows from operations to meet such requirements or service our indebtedness.

We cannot assure you that we will recognize net income or positive cash flows from operations in future periods. If we cannot generate net income or sufficient operating profitability, we may not be able to meet our working capital requirements or service our indebtedness. Our ability to generate sufficient cash for our operations will depend upon, among other things, the future financial and operating performance of our operating businesses, which will be affected by prevailing economic and related industry conditions and financial, business, regulatory and other factors, many of which are beyond our control. We recognized net loss attributable to INNOVATE of $60.6 million in 2025 and net loss attributable to INNOVATE of $34.6 million in 2024, and we have also incurred net losses in other prior periods.

We cannot assure you that our business will generate cash flows from operations in an amount sufficient to fund our liquidity needs. If our cash flows and capital resources are insufficient, we may be forced to reduce or delay capital expenditures, sell assets and/or seek additional capital or financings. Our ability to obtain future financings will depend on the condition of the capital markets and our financial condition at such time. Any financings could be at high interest rates and may require us to comply with covenants in addition to, or more restrictive than, covenants in our current financing documents, which could further restrict our business operations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our obligations. For the years ended December 31, 2025 and 2024, we recognized cash flows provided by operating activities of $146.6 million and $9.1 million, respectively.

Loss of our key management or other personnel, could adversely impact our business.

We believe that the future success of INNOVATE and its operating subsidiaries is largely dependent and will depend to a significant extent upon the performance, skills, experience and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel, including our Interim CEO, were not to remain active in our Company, our results of operations could be adversely affected.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2025 and 2024, management concluded that our internal control over financial reporting was effective.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act of 2002, (the "Sarbanes-Oxley Act") reveals or we otherwise identify one or more material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective in any future period, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the trading price of our common stock and potentially subject us to additional and potentially costly litigation and governmental inquiries/investigations.

Overall tightening of the labor market increases in labor costs or any possible labor unrest may adversely affect our business and results of operations.

Our business requires a substantial number of personnel. Any failure to retain stable and dedicated labor by us may lead to disruption to our business operations. Although we have not experienced any labor shortages to date, we have observed an overall tightening and increasingly competitive labor market in recent years. We have experienced, and expect to continue to experience, increases in labor costs due to increases in salary and wages, social benefits and employee headcount. We compete with other companies in our industry and other labor-intensive industries for labor, and we may not be able to offer competitive remuneration and benefits compared to them. If we are unable to manage and control our labor costs, our business, financial condition and results of operations may be materially and adversely affected.

Fluctuations in the exchange rate of the U.S. dollar, foreign currencies and inflation may adversely impact our results of operations and financial condition.

Although the majority of our operations are within the United States, we conduct various operations outside the United States. As a result, we face exposure to movements in currency exchange rates. These exposures include but are not limited to:

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

On February 26, 2024, the Company was notified by the New York Stock Exchange ("NYSE") that the average closing price of the Company's common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). Pursuant to Section 802.01C, the Company had a period of six months following the receipt of the notice to regain compliance with the minimum share price requirement. On August 27, 2024, subsequent to a reverse stock split effected by the Company, the Company was notified by the NYSE that it had again regained compliance with this listing standard. If the Company's average closing price of the Company's common stock falls below $1.00 per share again and the Company is unable to regain compliance with the $1.00 share price rule within the mandated cure period, the NYSE will initiate procedures to suspend and delist the Common Stock. If the common stock ultimately were to be delisted from the NYSE, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to sell its common stock in certain states within the United States, also potentially impacting the Company’s ability to raise financing. If the Company’s common stock is delisted from NYSE, the price paid by investors may not be recovered.

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

Despite our implementation of industry-accepted security measures and technology, our information systems are vulnerable to and have been subject to cyber-attacks, computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Although to date, such attacks have not had a material impact on our financial condition, results of operations or liquidity, there can be no assurance that our cybersecurity measures and technology will adequately protect us from these and other risks, including internal and external risks such as natural disasters and power outages and internal risks such as insecure coding and human error. Attacks perpetrated against our information systems could result in loss of assets and critical information, theft of intellectual property or inappropriate disclosure of confidential information and could expose us to legal and remediation costs and reputational damage. The inappropriate disclosure of confidential information or risk of theft of our intellectual property could result from the inappropriate use of AI systems by our employees, personnel, or business partners with access to such information, which could have an adverse effect on our business. In addition, the unexpected or sustained unavailability of the information systems or the failure of these systems to perform as anticipated for any reason, including cybersecurity attacks and other intentional hacking, could subject us to additional legal costs and claims if there is loss, disclosure or misappropriation of or access to our customers’ information and could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, sensitive data being lost or manipulated and could otherwise disrupt our businesses and result in decreased performance, operational difficulties and increased costs, any of which could adversely affect our business, results of operations, financial condition or liquidity.

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

Our ability to utilize our net operating loss ("NOL") and other tax carryforward amounts, including disallowed interest carryforwards under Code Section 163(j), may be subject to limitations for various reasons. As a result of the enactment of the Tax Cuts and Jobs Act ("TCJA"), the deduction for NOLs arising in tax years after December 31, 2017, will be limited to 80% of taxable income, although they can be carried forward indefinitely. NOLs that arose prior to the years beginning January 1, 2018 are still subject to the same carryforward periods.

As of December 31, 2025, the U.S. consolidated group had approximately $176.3 million of federal NOL carryforwards and $240.0 million of interest expense carryforwards under Code Section 163(j) available to offset our future taxable income, with certain NOLs beginning to expire in 2034.

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

For example, if substantial acquisitions of our common stock are reported by new beneficial owners, and we issue shares of our preferred stock, convertible into our common stock, we would conduct a Code Section 382 review. The conclusions of this review could indicate that an ownership change has occurred. For example, as a result of our common stock offering in November 2015 and our purchase of GrayWolf in November 2018, we triggered additional ownership changes at GrayWolf, imposing additional limitations on the use of the acquired NOL carryforward amounts. There can be no assurance that future ownership changes would not further negatively impact our NOL carryforward amounts because any future annual Section 382 limitation will ultimately depend on the value of our equity as determined for these purposes and the amount of unrealized gains immediately prior to such ownership change.

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

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including conflicts in Ukraine, the Middle East and Venezuela, among others, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

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

Climate change and related environmental issues could have a material adverse impact on our business, financial condition and results of operations

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, and other natural disasters, may have both immediate and long-term impacts on our business, financial condition and results of operations. While we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate-related risks, we recognize that there are inherent climate change-related risks wherever business is conducted. While there have been no direct impacts to the financial statements, any of our primary locations could be vulnerable to the adverse effects of climate change, including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention, hurricanes, floods, rising sea levels. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business, the business of our third-party suppliers and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. In addition, infrastructure owners could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change), such as market and technology shifts, including decreased demand for our services and solutions, reputational risks, such as how our values and practices regarding a low carbon transition are viewed by external and internal stakeholders, and policy and legal risks, such as the extent to which low carbon transitions are driven by the governments of the jurisdictions in which we operate around the globe, all of which could have a material adverse impact on our business, financial condition and results of operations.

We are subject to risks associated with our international operations.

We operate in international markets, and may in the future consummate additional investments in or acquisitions of foreign businesses. Our international operations are subject to a number of risks, including:

•political conditions and events, including embargo;
•changing regulatory environments;
•outbreaks of pandemic diseases, or fear of such outbreaks;
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
•political instability, war and civil disturbances or other conflicts and risks that may limit or disrupt markets, such as terrorist attacks, piracy and kidnapping;
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

In the ordinary course of our business, we evaluate the potential disposition of assets and businesses that may no longer help us meet our objectives or that no longer fit with our broader strategy, such as the dispositions of our Clean Energy and Insurance segments in 2021 or the acquisition of Banker Steel by our Infrastructure segment in 2021. In addition, we have been required to sell certain assets or businesses to comply with certain of our debt covenants. When we sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives, or we may dispose of a business at a price or on terms which are less than we had anticipated. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such disposition may not be adequate to meet our debt obligations. In addition, there is a risk that we sell a business whose subsequent performance exceeds our expectations, in which case our decision would have potentially sacrificed enterprise value.

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

We have made investments in and own a majority stake in a number of development stage companies, primarily in our Life Sciences segment. Each of these companies is at an early stage of development and is subject to all business risks associated with a new enterprise, including constraints on their financial and personnel resources, lack of established credit, the need to establish meaningful and beneficial vendor and customer relationships and uncertainties regarding product development and future revenues. We anticipate that many of these companies will continue to incur substantial additional operating losses for at least the next several years and expect their losses to increase as research and development efforts expand. There can be no assurance as to when or whether any of these companies will be able to develop significant sources of revenue or that any of their respective operations will become profitable, even if any of them have or are able to commercialize any products. As a result, we may not realize any returns on our investments in these companies, which could adversely affect our business, results of operations, financial condition or liquidity.

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

There may be tax consequences associated with our disposition, acquisition, investment, and holding of target companies and assets.

We may incur significant taxes in connection with effecting dispositions, acquisitions of, or investments in, holding, receiving payments from, or operating of target companies and assets. Our decision to sell a particular asset, make a particular acquisition, or increase or decrease a particular investment may be based on considerations other than the timing and amount of taxes owed as a result thereof. We may remain liable for certain tax obligations of certain disposed companies, and we may be required to make material payments in connection therewith.

Our participation in any future joint investment could be adversely affected by our lack of sole decision-making authority, our reliance on a partner’s financial condition and disputes between us and the relevant partners.

We have, in the past, indirectly through our subsidiaries, formed joint ventures, and may in the future engage in similar joint ventures with third parties. In such circumstances, we may not be in a position to exercise significant decision-making authority if we do not own a substantial majority of the equity interests of such joint venture or otherwise have contractual rights entitling us to exercise such authority. These ventures may involve risks not present when a third party is not involved, including the possibility that partners might become insolvent or fail to fund their share of required capital contributions. In addition, partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Disputes between us and partners may result in litigation or arbitration that would increase our costs and expenses and divert a substantial amount of management’s time and effort away from our businesses. We may also, in certain circumstances, be liable for the actions of our third-party partners which could have a material adverse effect on us.

We and our subsidiaries and our investees rely on trademark, copyright, trade secret, contractual restrictions and patent rights to protect our intellectual property and proprietary rights and if these rights are impaired, then our and our investees' ability to generate revenue and competitive positions may be harmed.

If we and our investees fail to protect our intellectual property rights adequately, including through the improper use of AI by our personnel or business partners, our competitors might gain access to our or our investees' technology, and our business might be harmed. In addition, defending our intellectual property rights might entail significant expense. Any of our trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. While we have some U.S. patents and pending U.S. patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications. In addition, our existing patents and any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which we operate. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, some of our operating subsidiaries may use trademarks which have not been registered and may be more difficult to protect.

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

As of December 31, 2025, INNOVATE has 13,818,904 issued and 13,655,062 outstanding shares of its common stock, and 8,062 shares of Series A-3 and Series A-4 preferred stock issued and outstanding. However, our certificate of incorporation authorizes our board of directors, from time to time, subject to limitations prescribed by law and any consent rights granted to holders of outstanding shares of preferred stock, to issue additional shares of preferred stock having rights that are senior to those afforded to the holders of our common stock. We also have reserved shares of common stock for issuance pursuant to our broad-based equity incentive plans, upon exercise of stock options and other equity-based awards granted thereunder, and pursuant to other equity compensation arrangements.

We may issue shares of common stock or additional shares of preferred stock to raise additional capital for corporate purposes, to complete a business combination or other acquisition, to capitalize new businesses or new or existing businesses of our operating subsidiaries or pursuant to other employee incentive plans, any of which could dilute the interests of our stockholders and present other risks.

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

Conversion of the 2027 Convertible Notes and 2026 Convertible Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the market price of our common stock.

As of December 31, 2025, the holders of our 2027 Convertible Notes and 2026 Convertible Notes (together known as the "Convertible Notes") had rights to convert their notes into 1,263,308 and 3,781, shares of our common stock, respectively. The conversion of some or all of our Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the market price of our common stock.

Future sales of substantial amounts of our common stock by holders of our preferred stock or other significant stockholders may adversely affect the market price of our common stock.

As of December 31, 2025, the holders of our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock had certain rights to convert their preferred stock into an aggregate 364,593 shares of our common stock.

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
•reaction of the market to our announcement of any future dispositions, acquisitions or investments;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in general economic conditions;
•outbreaks of pandemic diseases, or fear of such outbreaks; and
•actions of our equity investors, including sales of our common stock by significant stockholders.

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
•limiting the persons who may call special meetings of stockholders;
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

Under certain circumstances arising out of, or related to, certain actions of activist stockholders, including a proxy contest or consent solicitation, a change in a majority of our board of directors may trigger the requirement that we make an offer to redeem our shares of preferred stock at a price per share of preferred stock, equal to the greater of (i) the accrued value of the preferred stock, plus any accrued and unpaid dividends (to the extent not included in the accrued value of preferred stock), and (ii) the value that would be received if the share of preferred stock were converted into common stock, the occurrence of which could materially and adversely affect our business. In such instance, the Company cannot assure stockholders that it would be able to obtain the financing on commercially reasonable terms (if at all) to fund the offer to redeem all of the preferred stock or if there would be funds legally available funds for such purpose under Delaware law. If any of these risks were to occur, our business, operating results and financial condition could be materially and adversely affected.

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

As DBMG obtains new significant project awards, these projects may use larger sums of working capital than other projects, and DBMG’s backlog may become concentrated among a smaller number of customers. At December 31, 2025, DBMG's backlog was $1,723.9 million, consisting of $1,713.1 million under contracts or purchase orders and $10.8 million under letters of intent or notices to proceed. Approximately $1,137.0 million, representing 66.0% of DBMG’s backlog at December 31, 2025, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If any significant projects such as these currently included in DBMG’s backlog or awarded in the future were to have material cost overruns, or be significantly delayed, modified or canceled, DBMG’s results of operations, cash flows or financial position could be adversely impacted, and backlog could decrease substantially if one or more of these projects terminate or reduce their scope.

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

DBMG is a provider of services to U.S. government agencies and is therefore exposed to risks associated with government contracting. Government agencies typically can terminate or modify contracts to which DBMG is a party at their convenience, due to budget constraints or various other reasons. As a result, DBMG’s backlog may be reduced or it may incur a loss if a government agency decides to terminate or modify a contract to which DBMG is a party. Any changes in government capital allocations, or any under-staffing of government departments or agencies, including resulting from layoffs within the government, or any government shutdowns impacting our business interaction with affected departments or agencies, could result in delays in project awards, program cancellations, disruptions and/or stop work orders, could limit the government’s ability to effectively progress programs and make timely payments, and could limit our ability to perform on our existing government contracts and successfully compete for new work. DBMG is also subject to audits, including audits of internal control systems, cost reviews and investigations by government contracting oversight agencies. As a result of an audit, the oversight agency may disallow certain costs or withhold a percentage of interim payments. Cost disallowances may result in adjustments to previously reported revenue and may require DBMG to refund a portion of previously collected amounts. In addition, failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in DBMG being suspended or debarred from future government projects for a significant period of time, possible civil or criminal fines and penalties, the risk of public scrutiny of our performance, and potential harm to DBMG’s reputation, each of which could have a material adverse effect on DBMG’s results of operations, cash flows or financial condition. Other remedies that government agencies may seek for improper activities or performance issues include sanctions such as forfeiture of profit and suspension of payments.

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

The prices of the steel and steel components that DBMG utilizes in the course of completing projects are susceptible to price fluctuations due to supply and demand trends, duties and tariffs, energy costs, transportation costs, government regulations, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. For example, the recent armed conflicts in Ukraine, the Middle East and Venezuela have resulted in significant uncertainty in the commodities markets. A prolonged conflict and any sanctions or import controls targeting the Russian oil and natural gas industries could lead to sustained increases in energy prices. Although DBMG may attempt to pass on certain of these increased costs to its customers, it may not be able to pass all of these cost increases on to its customers. As a result, DBMG’s margins may be adversely impacted by such cost increases.

In addition, changes to steel import tariffs and counter tariffs could lead to significant increases in the cost of steel. Tariffs on components that we or our suppliers import from certain nations that have, or may in the future have, tariffs may adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our services and products becoming less attractive relative to services and products offered by our competitors. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

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

A portion of DBMG’s employees are represented by labor unions, and 23.9% of DBMG’s employees are covered under collective bargaining agreements that expire in less than one year, at which time they will be renegotiated. A lengthy strike or other work stoppage at any of its facilities could have a material adverse effect on DBMG’s business. There is inherent risk that ongoing or future negotiations relating to collective bargaining agreements or union representation may not be favorable to DBMG. From time to time, DBMG also has experienced attempts to unionize its non-union facilities. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

Pansend’s quarterly and annual operating results may fluctuate significantly, which makes it difficult for Pansend to predict its future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of Pansend’s control and may be difficult to predict, including:

•the timing and cost of, and level of investment in, research, development, and commercialization activities relating to Pansend’s and its investees' product and product candidates, which may change from time to time;
•the timing of receipt of approvals or clearances for Pansend’s and its investees' product candidates from regulatory authorities in the U.S. or internationally;
•the timing and status of enrollment for Pansend’s and its investees' clinical trials; the timing and success or failure of nonclinical studies and clinical trials for Pansend’s and its investees' product candidates or competing product candidates, or any other change in the competitive landscape of the life sciences industry, including consolidation among Pansend’s and its investees' competitors or partners;
•coverage and reimbursement policies with respect to Pansend’s and its investees' product and product candidates, including the degree to which treatments using its products are covered and receive adequate reimbursement from third-party payors, and potential future drugs or devices that compete with its products, and competition in general and competitive developments in the market;
•the cost of manufacturing Pansend’s and its investees' product, as well as building out its supply chain, which may vary depending on the quantity of production and the terms of Pansend’s agreements with manufacturers;
•expenditures that Pansend and its investees may incur to acquire, develop or commercialize additional product candidates and technologies;
•the level of demand for Pansend’s and its investees' product and any product candidates, if approved or cleared, which may vary significantly over time and may experience seasonal fluctuations in demand;
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

The failure of R2 Technologies to pay its promissory note due to Lancer on August 1, 2026 or to extend or refinance such debt could have a material adverse effect on us.

On August 4, 2025, R2 Technologies amended and restated the senior secured promissory note payable by R2 Technologies to Lancer Capital, an investment fund led by Avram A. Glazer, the Chairman of the Company’s board of directors. The original principal amount of the amended and restated note was $43.5 million and the amended and rested note has an annual interest rate of 12%, or 14% upon the occurrence and during the continuation of an event of default. Accrued and unpaid interest is capitalized monthly into the principal balance. The entire outstanding principal amount of the amended and restated note, together with all accrued and unpaid interest thereon, is due and payable on the earlier to occur of (i) August 1, 2026, or (ii) the occurrence of (A) a Change of Control (as defined therein) or (B) the sale of all or substantially all of the assets of the R2 Technologies. As security for its obligations under the amended and restated note, R2 Technologies has granted Lancer Capital a first priority lien on all of its assets on the terms and subject to the conditions set forth in that Security Agreement dated as of July 13, 2022 by and between R2 Technologies and Lancer Capital and a lien on its intellectual property on the terms and subject to the conditions set forth in that Intellectual Property Security Agreement dated as of July 13, 2022 by and between R2 Technologies and Lancer Capital.

There can be no assurance that R2 Technologies will be able to pay the amended and restated promissory note when due, that it will be able to extend the maturity thereof on acceptable terms or on any terms or that it will be able to refinance the indebtedness thereunder on acceptable terms or on any terms. If R2 Technologies is unable to pay the amended and restated note when due, extend the maturity thereof or refinance its obligation thereunder, Lancer Capital would be able to exercise its remedies under the security agreements and Article 9 of the Delaware Uniform Commercial Code, including taking possession of all of the assets of R2 Technologies, selling them and applying the proceeds of the sale to satisfy the unpaid indebtedness. Any such sale would likely be a price less than the fair market value of R2 Technologies as a going concern and could materially and adversely affect our business, financial condition and results of operations.

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

Pansend may never become profitable.

To date, certain Pansend investees have not generated significant revenue and Pansend has historically relied on financing from the sale of equity securities and issuances of additional debt to fund its operations. We expect that Pansend’s future financial results will depend primarily on its success in continuing to launch, sell, and support its therapies and treatments, including R2 Technologies' Glacial systems or other products based on Pansend’s technology. Pansend expects to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with Pansend’s capital raising efforts. Pansend is expected to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives, and other operational personnel, and the continued development of relationships with potential partners. Pansend is incurring significant operating losses, and is expected to continue to incur additional losses for the foreseeable future, and we cannot assure you that it will generate significant revenue or be profitable in the future. There are no assurances that Pansend’s future products will be cleared or approved or become commercially viable or accepted for use. Even with commercially viable applications of Pansend’s technology, which may include licensing, Pansend may never recover its research and development expenses. Investment in medical technology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy or clinical utility. Investors should evaluate an investment in Pansend in light of the uncertainties encountered by developing medical technology companies and life sciences companies in a competitive environment. There can be no assurance that Pansend’s efforts will be successful or that it will ultimately be able to achieve profitability. Even if Pansend achieves profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Growing our business will place a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to: enhance our operational, financial and management systems, including warehouse management and inventory control; maintain and improve internal controls, disclosure controls and procedures; maintain and improve information technology systems and procedures; and expand, train and manage our employee base. We may not be able to effectively manage our expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and results of operations. Growing our business may make it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may be unsuccessful in executing our growth strategy and our results of operations could suffer.

R2 Technologies' success depends upon customer demand and patient satisfaction with its procedures.

R2 Technologies’ procedures are elective aesthetic procedures, the cost of which must be borne by the patient and is generally not covered by or reimbursable through government or private health insurance. In order to generate repeat and referral business, patients must be satisfied with the effectiveness of the procedures conducted using R2’s systems. The decision to undergo one of R2 Technologies’ procedures is, thus, driven by patient demand, which may be influenced by a number of factors, such as:

•the success of R2 Technologies’ sales and marketing programs;
•the extent to which R2 Technologies’ physician customers recommend its procedures to their patients;
•the extent to which R2 Technologies’ procedures satisfy patient expectations;
•R2 Technologies’ ability to properly train its physician customers in the use of its systems so that their patients do not experience excessive discomfort during treatment or adverse side effects;
•the cost, safety, and effectiveness of R2 Technologies’ systems versus other aesthetic treatments;
•consumer sentiment about the benefits and risks of aesthetic procedures generally and R2 Technologies’ systems in particular;
•the success of any direct-to-consumer marketing efforts R2 Technologies may initiate; and
•general consumer confidence, which may be impacted by economic and political conditions outside of R2 Technologies’ control.

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

Pansend’s failure to obtain or maintain necessary FDA or foreign market clearances and approvals, or to maintain continued clearances, or equivalents thereof in the U.S. and relevant foreign markets, could hurt its ability to distribute and market its products.

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

R2 Technologies has obtained 510(k) clearances for its Glacial Rx system for various uses, including, but not limited to: the removal of benign lesions of the skin; the use of cooling technologies intended for the temporary reduction of pain; swelling; inflammation; hematoma for minor surgical procedures; general dermabrasion; scar revision; acne scar revision; tattoo removal; and minimization of pain, inflammation and thermal injury during laser and dermatological treatments. However, these approvals and clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Many medical devices, such as medical lasers, are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

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

Our business requires us to manage inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, rapid changes in product pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products, competitors’ product launches, and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or components. If we fail to manage our inventory effectively we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations.

Pansend has limited experience in manufacturing its products in large-scale commercial quantities and may face manufacturing risks, including an inability to scale, suspend or reduce production based on variations in product demand, that may adversely affect its ability to manufacture products and could reduce its gross margins and negatively affect its business and operating results.

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

Scaled Cell is currently targeting chimeric antigen receptor CAR-T cell therapy which uses immune cells called T cells that are genetically altered in a lab to enable them in locating and destroying cancer cells more effectively. Cellular therapies like CAR-T remain novel, have caused severe side effects, including death, and may not gain widespread acceptance by the public or the medical community. Additionally, adverse events in clinical trials of Scaled Cell candidates or in other companies’ clinical trials could result in a decrease in demand for products developed by Scaled Cell. Advancing CAR-T therapy creates other challenges, including those related to the manufacturing, sourcing, licensing, education, and regulation of such therapies. Additionally, responses by the FDA or other federal and state agencies to negative public perception or ethical concerns could result in increased regulation or legislation of CAR-T therapies.

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

License Renewals. Broadcast television licenses are typically granted for standard terms of eight years. Most licenses for commercial and noncommercial TV broadcast stations, Class A TV broadcast stations, television translators and LPTV broadcast stations have expirations between 2028 and 2031; however, the Communications Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity and, with respect to the station, there have been no serious violations by the licensee of either the Communications Act or the FCC’s rules and regulations and there have been no other violations by the licensee of the Communications Act or the FCC’s rules and regulations that, taken together, constitute a pattern of abuse. The Company had no pending renewal applications at the end of 2025, and will have no applications due in 2026. Third parties may oppose license renewals. A station remains authorized to operate while its license renewal application is pending.

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

ITEM 3. LEGAL PROCEEDINGS

The information regarding any legal proceedings as set forth in Note 13. Commitments and Contingencies of the Consolidated Financial Statements, included in this Annual Report on Form 10-K, is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

INNOVATE common stock trades on the NYSE under the ticker symbol "VATE".

Holders of Common Stock

As of March 23, 2026, INNOVATE had approximately 43 holders of record of its common stock. This number does not include stockholders for whom shares were held in "nominee" or "street" name.

Dividends

INNOVATE paid no dividends on its common stock in 2025 or 2024, and our board of directors has no current intention of paying any dividends on our common stock in the near future. The payment of dividends on common stock, if any, in the future is within the discretion of our board of directors and will depend on our earnings, our capital requirements, financial condition, the ability to comply with the requirements of the law and agreements governing our and our subsidiaries indebtedness. The secured indentures governing certain of our debt instruments contain covenants that, among other things, limit or restrict our ability to make certain restricted payments, including the payment of cash dividends with respect to our common stock. DBMG has a revolving line of credit and a term loan which contain similar covenants applicable to DBMG. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 11. Debt Obligations to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more detail concerning our Secured Notes and other financing arrangements. Moreover, dividends may be restricted by other arrangements entered into in the future by us.

For details on preferred share dividends refer to Note 16. Equity and Temporary Equity to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the year ended December 31, 2025, there were 15,122 shares withheld in connection with the vesting of employee equity awards at a weighted-average price of $7.52 per share.

Unregistered Sales of Equity Securities

None.

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

Our Business and Our Operations

We are a diversified holding company with principal operations conducted through three operating platforms or reportable segments as of December 31, 2025: Infrastructure ("DBMG"), Life Sciences ("Pansend"), and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds. For additional information on our business, refer to Note 1. Organization and Business to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Examples of other items that may cause our results or demand for our services to fluctuate materially from quarter to quarter include: weather or project site conditions; customer spending patterns, including seasonal trends, and the financial condition of our customers and their access to capital; our profit margins on projects performed during any particular period; rising interest rates and inflation; and regulatory, economic, political and market conditions on a regional, national or global scale.

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

During 2025, as part of our strategic process, we have engaged in several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Debt Obligations and Financing

During 2025, we refinanced our debt, including at the Corporate and subsidiary level. This financing helped us provide needed capital for our operations and the operations of our subsidiaries, and the refinancing of the debt, which, among other things, extended the maturities of the debt, allows us to continue to pursue our strategic plans.

Infrastructure

On May 20, 2025, DBMG entered into an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with the lenders which are party thereto from time to time (each a “Lender” and collectively the “Lenders”) and UMB BANK, N.A. ("UMB"). The DBMG Credit Agreement provides DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contains an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Revolving Facility and term loan facility will mature on May 20, 2030. DBMG entered into the DBMG Credit Agreement to fully repay DBMG’s existing debt obligations and provide additional working capital capacity. Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference for additional information.

As of December 31, 2025, DBMG had a total outstanding balance of $15.0 million under its new revolving facility and the effective interest rate on DBMG's revolving loans was 6.80%. Interest on the new revolving facility is paid monthly, and the new revolving facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. As of December 31, 2025, the total outstanding balance of DBMG's term loan was $72.6 million. Principal payments and interest on DBMG's term loan are paid monthly, and the effective interest rate was 7.4% as of December 31, 2025.

The indenture governing INNOVATE’s 2027 Senior Secured Notes required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, such that by September 1, 2025 we needed to have a bona fide bid or term sheet related to a potential sale, a fully executed purchase or equity agreement by November 1, 2025, and an executed transaction with applied proceeds to the 2027 Senior Secured Notes Indenture no later than February 1, 2026, and in the event of the failure to achieve these milestones, the mandatory commencement of a sales process for DBMG. We did not achieve these milestones and accordingly we have commenced a sales process for DBMG.

The covenants contained in the DBMG Credit Agreement contain a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of our Infrastructure segment's debt in the future upon certain events, including a sale of DBMG. Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

The total new initial principal amount of the amended note on August 4, 2025 was $43.5 million, which incorporated the $20.0 million principal amount of the note as previously amended effective January 31, 2024 (which was comprised of a principal amount of $17.4 million and unpaid accrued interest of $2.6 million), accrued interest of $7.0 million and $16.5 million in accrued exit fees which had been incurred from January 31, 2024 through August 4, 2025. In addition, a new 5% extension fee of $2.2 million was capitalized into the principal amount on August 4, 2025. The amended note had a principal balance of $47.9 million as of December 31, 2025.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on the note and its various amendments.

During the year ended December 31, 2025, Pansend closed on several intercompany convertible 13.0% note instruments with R2 Technologies, and funded a total of $7.5 million to R2 Technologies. The outstanding principal amounts of the notes, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series E Convertible Preferred Stock ("Series E") or new Series F Convertible Preferred Stock ("Series F") in R2 Technologies, as applicable to each note, upon written notice to R2 Technologies and the notes have a maturity date, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes. These notes and related intercompany interest are eliminated on consolidation. Subsequent to year end, in February and March 2026, an additional $0.3 million in intercompany convertible 13.0% notes with R2 Technologies was funded. Refer to Note 16. Equity and Temporary Equity to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Spectrum

On August 4, 2025, Spectrum entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). Interest is payable upon maturity of the notes. As a result of Spectrum Notes Extension, additional exit fees of $9.9 million were incurred. The total exit fees associated with the notes of $25.8 million is payable on the earlier of maturity or repayment of the principal, and is reflected within Accrued liabilities in the Consolidated Balance Sheet as of December 31, 2025.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on our Spectrum debt.

Non-Operating Corporate

In August 2025, the Company closed on a series of indebtedness refinancing transactions that extended certain of INNOVATE's debt maturities. These refinancing transactions included: (i) the closings of an exchange offer and consent solicitation with respect to the Company’s senior secured notes; (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes; (iii) amendment and extension of the Company’s 2020 Revolving Credit Agreement to September 15, 2026; and (iv) amendment and extension of the Company’s CGIC note to April 30, 2027, as well as the exchange of a portion of the Company’s preferred stock held by CGIC and accrued preferred stock dividends in exchange for increasing the principal amount of that note (the "Preferred Stock Exchange")

The Company issued $360.4 million aggregate principal amount of 10.50% 2027 Senior Secured Notes as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amounts also include fees payable to the lenders and amounts in lieu of interest payments in respect of the 8.50% 2026 Senior Secured Notes that were due August 1, 2025. The 10.50% 2027 Senior Secured Notes mature on February 1, 2027 and accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest has been paid in kind. All subsequent interest payments are payable in cash.

The Company exchanged $48.7 million of aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”). The new principal amounts also include fees payable to the lenders and amounts in lieu of interest payments in respect of the 2026 Convertible Notes that were due on August 1, 2025. The 2027 Convertible Notes mature on March 1, 2027 and interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest has been paid in kind. All subsequent interest payments are payable in cash.

The amended CGIC Note has a fixed interest rate of 16.0%. Interest on the amended CGIC Note will be paid on a monthly basis and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. As of December 31, 2025, the total carrying amount related to the CGIC Note was $46.8 million, inclusive of $45.9 million of principal (including capitalized interest), and a net unamortized premium of $0.9 million.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on our Non-Operating Corporate segment debt.

Equity Method Investments

MediBeacon

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% prior to the transactions to 39.7% subsequent to the transactions. Refer to Note 6. Investments, which is incorporated herein by reference, for additional information.

In February 2025, China's National Medical Products Administration (“NMPA”) approved MediBeacon's TGFR Monitor and TGFR Sensor. Full regulatory approval from China's NMPA occurred in October 2025, following its approval for the categorization of the Lumitrace (relmapirazin) injection as a drug in China.

On December 16, 2025, MediBeacon received approval from the FDA for its next generation MediBeacon TGFR System including the latest TGFR Reusable Sensor. The latest TGFR Reusable Sensor has been designed for patient comfort, ease of application, and reusability. It also lowers the cost compared to the single use TGFR Sensor previously approved by the FDA.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Results of Operations

The following table summarizes our results of operations (in millions):

	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Revenue
Infrastructure	$1,210.3	$1,071.6	$138.7
Life Sciences	12.5	9.8	2.7
Spectrum	23.2	25.7	(2.5)
Total revenue	$1,246.0	$1,107.1	$138.9

Income (loss) from operations
Infrastructure	$55.4	$65.7	$(10.3)
Life Sciences	(10.9)	(14.1)	3.2
Spectrum	(0.1)	1.4	(1.5)
Other	(0.1)	—	(0.1)
Non-Operating Corporate	(15.6)	(13.0)	(2.6)
Total income from operations	$28.7	$40.0	$(11.3)

Interest expense	(89.0)	(74.5)	(14.5)
Loss from equity investees	(5.9)	(2.3)	(3.6)
Other income, net	4.7	3.4	1.3
Loss from operations before income taxes	$(61.5)	$(33.4)	$(28.1)
Income tax expense	(2.5)	(6.3)	3.8
Net loss	$(64.0)	$(39.7)	$(24.3)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	3.4	5.1	(1.7)
Net loss attributable to INNOVATE Corp.	$(60.6)	$(34.6)	$(26.0)
Less: Preferred stock dividends	3.4	1.2	2.2
Net loss attributable to common stockholders and participating preferred stockholders	$(64.0)	$(35.8)	$(28.2)

Revenue: Revenue for the year ended December 31, 2025, increased $138.9 million to $1,246.0 million from $1,107.1 million for the year ended December 31, 2024. The increase was primarily driven by our Infrastructure segment, and to a lesser extent our Life Sciences segment, which was partially offset by a decrease at our Spectrum segment. The increase at our Infrastructure segment was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable year on certain large commercial construction projects, which was partially offset by timing and size of projects at the industrial maintenance and repair business, Banker Steel and the construction modeling and detailing business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable year, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed. The increase at our Life Sciences segment was attributable to R2 Technologies, primarily driven by increases in Glacial Spa and Glacial fx unit sales outside North America, as well as an increase in consumable sales in North America, which was partially offset by a decrease in Glacial fx unit sales in North America. The decrease at our Spectrum segment was primarily driven by the termination of certain customers in the current year and a downturn in the direct response advertising market, which was partially offset by the launch of new networks subsequent to the comparable year.

Income from operations: Income from operations for the year ended December 31, 2025, decreased $11.3 million to $28.7 million from $40.0 million for the year ended December 31, 2024. The decrease was primarily due to a net decrease in gross profit of $9.1 million, and a net decrease in other operating income of $9.4 million, partially offset by a net decrease in SG&A expenses of $7.1 million. The net decrease in gross profit, despite an increase in revenue, was primarily driven by our Infrastructure segment due to timing and size of projects in the comparable year that have since been completed, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable year and our Spectrum segment primarily due to the termination of certain customers in the current year and a downturn in the direct response advertising market. The decrease in other operating income was primarily driven by our Infrastructure segment as a result of an unrepeated gain on lease modification and unrepeated gains on the sale of various properties in the comparable year, as well as various losses on the sale of properties and a loss on lease modification in the current year, which was partially offset by our Spectrum segment primarily due to a favorable legal settlement in the current year, and unrepeated lease termination settlement costs incurred in the comparable year. The decrease in SG&A was primarily driven by our Infrastructure segment primarily due to a decrease in compensation-related expenses, and, to a lesser extent, decreases in consulting fees and travel expenses, and a decrease at our Life Sciences segment due to a reduction in compensation-related expenses at Pansend and R2 Technologies. These decreases in SG&A were partially offset by an increase in SG&A at our Non-Operating Corporate segment primarily due to the debt refinancing costs and expenses in the current year related to potential dispositions, which were partially offset by decreases in other legal fees and insurance expense as well as a net decrease in employee-related expenses.

Interest expense: Interest expense for the year ended December 31, 2025, increased $14.5 million to $89.0 million from $74.5 million for the year ended December 31, 2024. The increase in interest expense was primarily driven by our Non-Operating Corporate and Life Sciences segments, and to a lesser extent by our Spectrum segment. The increase at our Non-Operating Corporate segment was due to the indebtedness refinancing transactions completed during the current year, which resulted in increased principal balances due to the capitalization of fees and interest, and certain increases in interest rates, leading to increased interest expense including amortization of fees. Interest at our Life Sciences segment increased due to a higher outstanding principal amount resulting from the capitalization of unpaid interest and exit fees into the principal amount subsequent to the comparable year. The increase at our Spectrum segment was due to the refinancing transactions and increased fees subsequent to the comparable year. These increases in interest expense were slightly offset by a decrease at our Infrastructure segment due to a net decrease in outstanding principal balances. Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on the indebtedness refinancing transactions.

Loss from equity investees: Loss from equity investees for the year ended December 31, 2025, increased $3.6 million to $5.9 million from $2.3 million for the year ended December 31, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the year ended December 31, 2025, as a result of the first quarter equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the year ended December 31, 2024, Pansend's basis in MediBeacon had increased by $2.3 million due to the issuance of additional convertible note investments in the comparable year, resulting in Pansend recognizing $2.3 million of equity method losses that were previously unrecognized. As of both December 31, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Refer to Note 6. Investments to the Consolidated Financial Statements of this Annual Report on Form 10-K. which is incorporated herein by reference, for additional information on our equity investments.

Other income, net: Other income, net for the year ended December 31, 2025, increased $1.3 million to $4.7 million from $3.4 million for the year ended December 31, 2024. The increase was primarily driven by the $4.4 million step-up gain following MediBeacon's FDA approval in January 2025, and an increase in fair value gains on marketable securities at our Non-Operating Corporate segment. These increases were partially offset by an increase in foreign currency translation losses from our Infrastructure segment, a decrease in interest income at our Life Sciences and Non-Operating Corporate segments, and a legal settlement expense at our Non-Operating Corporate segment in the current year. Net loss on repurchase or extinguishment of debt remained consistent as compared to the prior year; however, the net loss was comprised of a loss on extinguishment of debt of $0.3 million related to a refinancing at our Infrastructure segment during the year ended December 31, 2025, as compared to a $2.2 million loss on debt extinguishment at R2 Technologies in the comparable year, which was largely offset by a $1.9 million gain on debt repurchase at our Non-Operating Corporate segment related to the partial repurchase of the 2026 Convertible Notes in the comparable year. Refer to Note 21. Supplementary Financial Information to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on other income, net.

Income tax expense: Income tax expense for the year ended December 31, 2025, decreased $3.8 million to $2.5 million from $6.3 million for the year ended December 31, 2024. The decrease was primarily driven by the decrease in pre-tax results, as well as the limitations on the utilization of net operating losses ("NOL") by INNOVATE's U.S. consolidated group in the comparable year. These limitations arose from Internal Revenue Code Section 382 and the Tax Cuts and Jobs Act's 80 percent limitation on NOLs incurred after 2017.

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

On July 4, 2025, the One Big Beautiful Bill Act "OBBBA") was enacted into law, introducing various changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, and the treatment of research and development expenditures. Under ASC 740, the effects of newly enacted tax legislation must be recognized in the period that includes the enactment date. Management has evaluated the provisions of the OBBBA and their current and potential impact on the financial statements. Based on this evaluation, the Company does not expect the OBBBA to have a material effect on the current or deferred income tax balances, effective tax rate, or overall financial position. The effects of the legislation have been reflected in the Company's income tax provision for the year ended December 31, 2025. The Company will continue to monitor developments and assess the impact of the OBBBA as additional guidance becomes available and as facts and circumstances evolve.

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

Infrastructure Segment

	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Revenue	$1,210.3	$1,071.6	$138.7

Cost of revenue	1,026.2	880.4	145.8
Selling, general and administrative	115.2	123.1	(7.9)
Depreciation and amortization	12.1	12.0	0.1
Other operating loss (income)	1.4	(9.6)	11.0
Income from operations	$55.4	$65.7	$(10.3)

Revenue: Revenue for the year ended December 31, 2025, increased $138.7 million to $1,210.3 million from $1,071.6 million for the year ended December 31, 2024. The increase was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable year on certain large commercial construction projects. The increase was partially offset by the timing and size of projects at the industrial maintenance and repair business, Banker Steel, and, the construction modeling and detailing business, including the effect of changes in estimated costs to complete those projects recognized in the ordinary course of business in the comparable year, which also had increased activity in the prior year on certain large commercial construction projects that have since been completed.

Cost of revenue: Cost of revenue for the year ended December 31, 2025, increased $145.8 million to $1,026.2 million from $880.4 million for the year ended December 31, 2024. The increase was primarily driven by the increase in revenues at DBMG's commercial structural steel fabrication and erection business due to the increased activity subsequent to the comparable year on certain large commercial construction projects, which was partially offset by decreases as a result of the decrease in revenues at the industrial maintenance and repair business and Banker Steel from the timing of project activity on certain large commercial construction projects and decreases in costs as they were completed in the current year.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2025, decreased $7.9 million to $115.2 million from $123.1 million for the year ended December 31, 2024. The decrease was primarily driven by a decrease in compensation-related expenses, and, to a lesser extent, decreases in consulting fees and travel expenses.

Other operating loss (income): Other operating loss (income) for the year ended December 31, 2025, decreased by $11.0 million to a loss of $1.4 million from income of $9.6 million for the year ended December 31, 2024. The decrease was primarily driven by an unrepeated gain on lease modification and unrepeated gains on the sale of various properties in the comparable year, as well as various losses on the sale of properties and a loss on lease modification in the current year.

Life Sciences Segment

	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Revenue	$12.5	$9.8	$2.7

Cost of revenue	8.4	6.4	2.0
Selling, general and administrative	14.6	17.1	(2.5)
Depreciation and amortization	0.4	0.4	—
Loss from operations	$(10.9)	$(14.1)	$3.2

Revenue: Revenue for the year ended December 31, 2025, increased $2.7 million to $12.5 million from $9.8 million for the year ended December 31, 2024. The increase in revenue was attributable to R2 Technologies, primarily driven by increases in Glacial Spa and Glacial fx unit sales outside North America, as well as an increase in consumable sales in North America. The increases were partially offset by a decrease in Glacial fx unit sales in North America.

Cost of revenue: Cost of revenue for the year ended December 31, 2025, increased $2.0 million to $8.4 million from $6.4 million for the year ended December 31, 2024. The increase in cost of revenue was attributable to R2 Technologies, primarily driven by the increase in revenue from the additional unit system and consumables sales noted above and, to a lesser extent, the related increases in warranty expenses, freight costs, and royalty expenses.

Selling, general and administrative: Selling, general and administrative expense for the year ended December 31, 2025, decreased $2.5 million to $14.6 million from $17.1 million for the year ended December 31, 2024. The decrease was primarily driven by a reduction in compensation-related expenses at Pansend and R2 Technologies.

Spectrum Segment

	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Revenue	$23.2	$25.7	$(2.5)

Cost of revenue	11.7	11.5	0.2
Selling, general and administrative	7.6	7.3	0.3
Depreciation and amortization	5.0	5.1	(0.1)
Other operating (income) loss	(1.0)	0.4	(1.4)
(Loss) income from operations	$(0.1)	$1.4	$(1.5)

Revenue: Revenue for the year ended December 31, 2025, decreased $2.5 million to $23.2 million from $25.7 million for the year ended December 31, 2024. The decrease was primarily driven by the termination of certain customers in the current year and a downturn in the direct response advertising market, which was partially offset by the launch of new networks subsequent to the comparable year.

Cost of revenue: Cost of revenue for the year ended December 31, 2025, increased $0.2 million to $11.7 million from $11.5 million for the year ended December 31, 2024. The majority of our Spectrum segment's costs are relatively fixed in nature and do not fluctuate significantly with changes in revenue.

Other operating (income) loss: Other operating (income) loss for the year ended December 31, 2025, increased $1.4 million to income of $1.0 million from a loss of 0.4 million for year ended December 31, 2024. The increase in income was primarily driven by a favorable legal settlement in the current year and unrepeated lease termination settlement costs incurred in the comparable year.

Non-Operating Corporate

	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Selling, general and administrative	$15.6	$12.7	$2.9
Depreciation and amortization	—	0.1	(0.1)
Other operating loss	—	0.2	(0.2)
Loss from operations	$(15.6)	$(13.0)	$(2.6)

Selling, general and administrative: Selling, general and administrative expenses for the year ended December 31, 2025 increased 2.9 million to $15.6 million from $12.7 million for the year ended December 31, 2024. The increase was primarily driven by $4.3 million of debt refinancing costs and $0.4 million of expenses in the current year related to potential dispositions, which were partially offset by a decrease in other legal fees due to legal matters settled in or subsequent to the comparable year, as well as a decrease in insurance expense and a net decrease in employee-related expenses.

Loss from Equity Investees

	Year Ended December 31,
	2025	2024	(Increase) / Decrease
Life Sciences	$(5.9)	$(2.3)	$(3.6)
Loss from equity investees	$(5.9)	$(2.3)	$(3.6)

Life Sciences: Loss from equity investees within our Life Sciences segment for the year ended December 31, 2025, increased $3.6 million to $5.9 million from $2.3 million for the year ended December 31, 2024. The increase in loss was due to an increase in losses recognized from MediBeacon. During the year ended December 31, 2025, as a result of the first quarter equity transactions that occurred upon FDA approval of MediBeacon's TGFR, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. During the year ended December 31, 2024, Pansend's basis in MediBeacon had increased by $2.3 million due to the issuance of additional convertible note investments in the comparable year, resulting in Pansend recognizing $2.3 million of equity method losses that were previously unrecognized. As of both December 31, 2025 and 2024, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment.

Refer to Note 6. Investments to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss, which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, asset impairment expense; interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interest; share-based compensation expense; realignment and exit costs; debt refinancing costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Year Ended December 31,
	2025	2024	Increase / (Decrease)
Infrastructure	$87.5	$89.1	$(1.6)
Life Sciences	(16.1)	(14.5)	(1.6)
Spectrum	4.4	7.1	(2.7)
Non-Operating Corporate	(8.5)	(10.4)	1.9
Other and Eliminations	(0.1)	—	(0.1)
Adjusted EBITDA	$67.2	$71.3	$(4.1)

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the years ended December 31, 2025 and 2024:

(in millions)	Year Ended December 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$29.5	$(22.2)	$(23.5)	$(44.3)	$(0.1)	$(60.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	12.1	0.4	5.0	—	—	17.5
Depreciation and amortization (included in cost of revenue)	12.9	—	—	—	—	12.9
Other operating loss (income)	1.4	—	(1.0)	—	—	0.4
Interest expense	8.7	14.8	15.4	50.1	—	89.0
Other (income) expense, net	(1.9)	(4.6)	9.3	(7.5)	—	(4.7)
Income tax expense (benefit)	16.2	—	0.2	(13.9)	—	2.5
Non-controlling interest	2.8	(4.8)	(1.4)	—	—	(3.4)
Share-based compensation expense	—	0.3	—	2.4	—	2.7
Realignment and exit costs	4.9	—	0.2	—	—	5.1
Debt refinancing costs	0.1	—	0.2	4.3	—	4.6
Acquisition and disposition costs	0.8	—	—	0.4	—	1.2
Adjusted EBITDA	$87.5	$(16.1)	$4.4	$(8.5)	$(0.1)	$67.2

(in millions)	Year Ended December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$40.3	$(19.7)	$(20.0)	$(35.3)	$0.1	$(34.6)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	12.0	0.4	5.1	0.1	—	17.6
Depreciation and amortization (included in cost of revenue)	15.2	0.1	—	—	—	15.3
Other operating (income) loss	(9.6)	—	0.4	0.2	—	(9.0)
Interest expense	10.3	9.8	14.3	40.1	—	74.5
Other (income) expense, net	(3.9)	0.8	8.5	(8.7)	(0.1)	(3.4)
Income tax expense (benefit)	15.2	—	0.2	(9.1)	—	6.3
Non-controlling interest	3.8	(7.3)	(1.6)	—	—	(5.1)
Share-based compensation expense	—	1.2	—	2.2	—	3.4
Realignment and exit costs	5.2	—	—	—	—	5.2
Acquisition and disposition costs	0.6	0.2	0.2	0.1	—	1.1
Adjusted EBITDA	$89.1	$(14.5)	$7.1	$(10.4)	$—	$71.3

Infrastructure: Net income from our Infrastructure segment for the year ended December 31, 2025, decreased $10.8 million to $29.5 million from $40.3 million for the year ended December 31, 2024. Adjusted EBITDA from our Infrastructure segment for the year ended December 31, 2025, decreased $1.6 million to $87.5 million from $89.1 million for the year ended December 31, 2024. The decrease in Adjusted EBITDA was primarily driven by a decrease in gross profit, despite the increase in revenue, at DBMG's commercial structural steel fabrication and erection business resulting from favorable close-outs of projects in the comparable year. The decrease was also driven by a decrease in revenue and gross profit at Banker Steel, as well as the industrial maintenance and repair business due to timing of certain large construction projects in the comparable year that have since been completed. These decreases were partially offset by a decrease in recurring SG&A expenses, primarily driven by a decrease in compensation-related expenses, and to a lesser extent, decreases in consulting fees and travel expenses.

Life Sciences: Net loss from our Life Sciences segment for the year ended December 31, 2025, increased $2.5 million to $22.2 million from $19.7 million for the year ended December 31, 2024. Adjusted EBITDA loss from our Life Sciences segment for the year ended December 31, 2025, increased $1.6 million to $16.1 million from $14.5 million for the year ended December 31, 2024. The increase in Adjusted EBITDA loss was primarily due to an increase in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above. The increase in Adjusted EBITDA loss was partially offset by a decrease in SG&A expenses primarily driven by a reduction in compensation-related expenses at Pansend and R2 Technologies and an increase in gross profit at R2 Technologies, driven by increased revenue (as discussed in the Revenue section above).

Spectrum: Net loss from our Spectrum segment for the year ended December 31, 2025, increased $3.5 million to $23.5 million from $20.0 million for the year ended December 31, 2024. Adjusted EBITDA from our Spectrum segment for the year ended December 31, 2025, decreased $2.7 million to $4.4 million from $7.1 million for the year ended December 31, 2024. The decrease in Adjusted EBITDA was primarily driven by the net decrease in revenue as a result of the termination of certain customers in the current year and a downturn in the direct response advertising market, which was partially offset by the launch of new networks subsequent to the comparable year.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the year ended December 31, 2025, increased $9.0 million to $44.3 million from $35.3 million for the year ended December 31, 2024. Adjusted EBITDA loss from our Non-Operating Corporate segment for the year ended December 31, 2025, decreased $1.9 million to $8.5 million from $10.4 million for the year ended December 31, 2024. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in non-refinancing related legal fees due to legal matters settled in or subsequent to the comparable year, as well as decreases in employee-related expenses and insurance expense.

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

Infrastructure Segment

As of December 31, 2025, DBMG's backlog was $1,723.9 million, consisting of $1,713.1 million under contracts or purchase orders and $10.8 million under letters of intent or notices to proceed. Approximately $1,137.0 million, representing 66.0% of DBMG’s backlog as of December 31, 2025, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG has included an additional $12.5 million in its backlog that is not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog includes commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

2025 Debt Refinancing

In August 2025, the Company closed on a series of indebtedness refinancing transactions that extended certain of the Company’s debt maturities. The refinancing transactions included: (i) the closings of an exchange offer and consent solicitation with respect to the Company’s senior secured notes; (ii) privately negotiated exchanges of certain of the Company’s convertible senior notes; (iii) amendment and extension of the Company’s 2020 Revolving Credit Agreement; (iv) amendment and extension of the Company’s CGIC note, as well as the exchange of a portion of the Company’s preferred stock held by CGIC and accrued preferred stock dividends in exchange for increasing the principal amount of that note; (v) amendment and extension of the Spectrum debt; and (vi) amendment and extension of the R2 Technologies debt. In addition, on May 20, 2025, DBMG entered into an Amended and Restated Credit Agreement. Total third-party fees expensed related to the refinancing transactions were $4.6 million for the year ended December 31, 2025, respectively, and total third-party fees capitalized were $0.5 million for the year ended December 31, 2025, respectively. Refer to “Indebtedness” below and to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

Indebtedness

Non-Operating Corporate

10.50% Senior Secured Notes due 2027

In August 2025, we closed on an exchange offer and consent solicitation to eligible holders of our 8.50% senior secured notes due 2026 ("8.50% 2026 Senior Secured Notes") to exchange such notes for newly issued 10.50% senior secured notes due 2027 (the “10.50% 2027 Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “10.50% 2027 Senior Secured Notes Indenture”) governing the 10.50% 2027 Senior Secured Notes and we issued $360.4 million aggregate principal amount of 10.50% senior secured notes due 2027 (the "10.50% 2027 Senior Secured Notes") as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amount includes fees payable to the lenders and $52.50 principal amount of 10.50% 2027 Senior Secured Notes per $1,000 principal amount of 8.50% 2026 Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 8.50% 2026 Senior Secured Notes that was due on August 1, 2025.

The 10.50% 2027 Senior Secured Notes mature on February 1, 2027 and accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest has been paid in kind. All subsequent interest payments are payable in cash.

As of December 31, 2025, the total carrying amount related to the note was $345.5 million, inclusive of $360.4 million aggregate principal outstanding, partially offset by a $13.9 million total unamortized discount and $1.0 million of total unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of December 31, 2025. Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $20.6 million for the year ended December 31, 2025.

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

Certain Covenants. The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, our ability, and, in certain cases, our subsidiaries' ability, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025, we needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we have thus been required to commence a sales process for DBMG. The sales process for DBMG has separate milestone requirements, which we have either met or extended as of December 31, 2025. In addition, subsequent to year end, the February 1, 2026 milestone for a final bid or term sheet was extended to March 1, 2026 and was met on this revised date. The March 1, 2026 milestone for a fully executed purchase agreement, has been extended to April 1, 2026. As of the date of this Annual Report on Form 10-K, the Company is in compliance with the milestone covenants.

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

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

8.50% Senior Secured Notes due 2026

The original $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes") were issued in 2021 at 100% of par. In August 2025, we exchanged $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes for new 10.50% 2027 Senior Secured Notes, as discussed above. As of December 31, 2025, we had $1.9 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes remaining with an effective interest rate of 9.3%. Subsequent to year end, on February 2, 2026, the Company repaid the remaining principal balance and all accrued interest.

Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $17.9 million for the year ended December 31, 2025.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference for additional information.

2027 Convertible Notes

On August 4, 2025, we settled the exchanges (collectively, the “Convertible Notes Exchanges”) under our privately negotiated exchange agreements (collectively, the “Exchange Agreements”) with certain holders of our 7.5% Convertible Senior Notes due 2026 ("the 2026 Convertible Notes"). Pursuant to the Exchange Agreements, we exchanged $48.7 million of the then outstanding aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”), which is the total outstanding as of December 31, 2025. The 2027 Convertible Notes mature on March 1, 2027 unless earlier converted, redeemed or purchased. The new principal amount includes fees payable to the lenders and $47.50 principal amount of 2027 Convertible Notes per $1,000 principal amount of 2026 Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 2026 Convertible Notes that was due on August 1, 2025.

As of December 31, 2025, the total carrying amount related to the notes was $52.5 million, inclusive of $53.5 million aggregate principal outstanding, partially offset by a remaining unamortized net discount of $0.8 million and unamortized deferred financing fees of $0.2 million.

The 2027 Convertible Notes accrue interest at a rate of 9.5% per year. The effective interest rate on the 2027 Convertible Notes is 11.1%. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. For the first interest period only, interest has been paid in kind. All subsequent interest payments are payable in cash. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees and net discount was $2.4 million for the year ended December 31, 2025.

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

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee. During July 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, we exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of December 31, 2025, we had $0.2 million aggregate principal remaining of the 2026 Convertible Notes.

The 2026 Convertible Notes mature on August 1, 2026, unless earlier converted, redeemed or purchased. The 2026 Convertible Notes accrue interest at a rate of 7.5% per year, which interest is paid semi-annually in arrears on February 1st and August 1st of each year. As of December 31, 2025, the effective interest rate on the 2026 Convertible Notes was 3.0%. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount net of premium and deferred financing costs was $0.9 million for the year ended December 31, 2025.

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

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Our debt contains customary events of default which could, subject to certain conditions, cause the 2026 Senior Secured Notes and the 2026 Convertible Notes to become immediately due and payable.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD") which has a maximum commitment of $20.0 million ("Revolving Line of Credit"), of which $20.0 million had been drawn as of December 31, 2025. Interest on loans under the Revolving Line of Credit accrues at SOFR plus 5.75% and is payable quarterly. On August 4, 2025, the Company and MSD entered into an Eighth Amendment to Credit Agreement, which among other things, extended the maturity of the 2020 Revolving Credit Agreement to September 15, 2026 and added a new $0.4 million extension fee that is payable on the earlier of the maturity date or the date of prepayment of the debt.

The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of December 31, 2025, the effective interest rate on the Revolving Line of Credit, as amended, was 10.0%. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based off the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indenture that governs the Company's 10.5% Senior Secured Notes.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference for additional information.

CGIC Promissory Note

On August 4, 2025, we entered into a Subordinated Secured Promissory Note with CGIC to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has an interest rate of 16.0%, and an effective interest rate of 14.6% as of December 31, 2025. Interest on the amended CGIC Note will be paid on a monthly basis and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears.

As part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued cash dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. As of December 31, 2025 the total carrying amount related to the note was $46.8 million, inclusive of $45.9 million of principal (including capitalized interest), and a net unamortized premium of $0.9 million. For the year ended December 31, 2025, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the deferred financing fees and discounts, was $5.9 million.

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

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference for additional information.

Infrastructure

As of December 31, 2025, our Infrastructure segment has an aggregate amount of principal outstanding debt, including obligations under finance leases, of $87.7 million.

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

As of December 31, 2025, DBMG had a total outstanding balance of $15.0 million under its Revolving Facility and the effective interest rate on DBMG's revolving loans was 6.80%. Interest on the new revolving facility is paid monthly and the new revolving facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. DBMG had availability for revolving loans of $119.9 million as of December 31, 2025.

As of December 31, 2025, the total outstanding balance of DBMG's term loan was $72.6 million, and the effective interest rate was 7.4%. Principal payments and interest on DBMG's term loan is paid monthly.

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement.

The DBMG Credit Agreement also contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of our Infrastructure segment's debt in the future upon certain events, including a sale of DBMG.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Life Sciences

As of December 31, 2025, our Life Sciences segment has aggregate principal outstanding debt of $47.9 million with Lancer, a related party.

On August 4, 2025, Lancer and R2 Technologies entered into an Amended and Restated Senior Secured Promissory Note (the "Lancer Note"), which was previously amended multiple times as further described below, and which, among other things, extended the maturity of the note to the earlier of August 1, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The note can be repaid at any time with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The amended note has an interest rate of 12% and removed certain exit and default fees. Accrued and unpaid interest is capitalized monthly into the principal balance. As of December 31, 2025, the effective interest rate on the note, as amended, was 17.0%.

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

As of December 31, 2025, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Consolidated Balance Sheet, was $46.6 million, inclusive of $47.9 million of principal (which includes capitalized interest and fees), partially offset by $1.3 million of the unamortized OID for the extension fee. Interest expense, including amortization of fees, related to the Lancer Note was $14.7 million for the year ended December 31, 2025.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference for additional information.

During the year ended December 31, 2025, Pansend closed on several intercompany convertible 13.0% note instruments with R2 Technologies, and funded a total of $7.5 million to R2 Technologies. The outstanding principal amounts of the notes, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series E Convertible Preferred Stock ("Series E") or new Series F Convertible Preferred Stock ("Series F") in R2 Technologies, as applicable to each note, upon written notice to R2 Technologies and the notes have a maturity date, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes. These notes and related intercompany interest are eliminated on consolidation. Subsequent to year end, in February and March 2026, an additional $0.3 million in intercompany convertible 13.0% notes with R2 Technologies was funded.

Refer to Note 16. Equity and Temporary Equity to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Spectrum

On August 4, 2025, Spectrum entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). As a result of the Spectrum Notes Extension, additional exit fees of $9.9 million were incurred, and the total exit fees of $25.8 million are reflected within Accrued liabilities in the Consolidated Balance Sheet as of December 31, 2025. The exit fees are payable on the earlier of maturity or repayment of the principal, were recorded as original issue discount and are being amortized over the remaining life of the notes, which is assumed to be the maturity date.

Interest is payable upon maturity of the notes. As of December 31, 2025 and 2024, the weighted-average effective interest rates on the notes, as amended, were 25.0% and 22.8%, respectively.

In connection with the Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, the side letter provides that we are required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum letter, management initiated a strategic process for HC2B. We have met or extended all milestones associated with the sale as of December 31, 2025. Subsequent to year-end, the December 31, 2025 milestone for a confidential information memorandum and bid process letter was met on the revised date of January 8, 2026. The February 1, 2026 milestone for the submission of at least one bona fide indication of interest in an HC2B sale was waived. The March 1, 2026 milestone for an executed letter of intent regarding an HC2B sale was extended to March 27, 2026. As of the date of this Annual Report on Form 10-K, we are in compliance with the milestone covenants.

The Spectrum Letter also requires us to utilize proceeds from a sale of certain of its existing operations, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of a portion of the Spectrum Notes. Assuming there are sufficient proceeds remaining after such repayment, the side letter provides that we are required to purchase the institutional investors' equity interests in HC2B and DTV for an aggregate purchase price of $2.0 million. The lenders hold 20,408 shares of common stock in HC2B 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which can be exercised at any time until August 31, 2028, at an exercise price of $0.01 per share. These redeemable non-controlling interests totaling $2.6 million are reflected at carrying value as redeemable non-controlling interests in the Consolidated Balance Sheet as of December 31, 2025. As of December 31, 2025, Management has evaluated this redeemable non-controlling interest and determined that redemption is not probable at this time due to the uncertainty of redemption. Therefore, the carrying amount has not been adjusted to redemption value. The Company will continue to monitor for any changes in circumstances.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference for additional information.

Restrictive Covenants

Pursuant to the 8.50% 2026 Senior Secured Notes Supplemental Indenture, substantially all of the restrictive covenants for the 8.50% 2026 Senior Secured Notes were eliminated.

The indenture governing the 2027 Senior Secured Notes dated August 4, 2025, by and among INNOVATE, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee (the "10.50% 2027 Senior Secured Notes Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025, we needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we have thus been required to commence a sales process for DBMG. The sales process for DBMG has separate milestone requirements, which we have either met or extended as of December 31, 2025. In addition, subsequent to year end, the February 1, 2026 milestone for a final bid or term sheet was extended to March 1, 2026 and was met on this revised date. The March 1, 2026 milestone for a fully executed purchase agreement, has been extended to April 1, 2026. As of the date of this Annual Report on Form 10-K, the Company is in compliance with the milestone covenants.

In connection with the Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, the side letter provides that we are required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum letter, management initiated a strategic process for HC2B. We have met or extended all milestones associated with the sale as of December 31, 2025. Subsequent to year-end, the December 31, 2025 milestone for a confidential information memorandum and bid process letter was met on the revised date of January 8, 2026. The February 1, 2026 milestone for the submission of at least one bona fide indication of interest in an HC2B sale was waived. The March 1, 2026 milestone for an executed letter of intent regarding an HC2B sale was extended to March 27, 2026. As of the date of this Annual Report on Form 10-K, we are in compliance with the milestone covenants.

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

We have conducted our operations in a manner that has resulted in compliance with the indentures, and as of the date of this Annual Report on Form 10-K we are in compliance with the covenants of our debt agreements. The September 1, 2025 milestone was not reached on our 2027 Senior Secured Notes, the Company has thus initiated a sales process for DBMG, and is in compliance with the milestone covenants requirement. Due to other pending milestones which will require the sale of assets and use of proceeds to pay off our debt, we have classified certain debt instruments with long-term contractual maturities as current. If we fail to meet these pending milestones, and therefore are unable to remain in compliance and do not make alternate arrangements or obtain a waiver, an event of default would occur under our indentures which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance that we will be able to complete any non-operational transaction we may undertake to maintain compliance with covenants or, even if we complete any such transaction, that we will be able to maintain compliance for any subsequent period.

The debt instruments associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the agreement. The debt instruments associated with our Infrastructure segment also contain a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the segment's debt in the future upon certain events, including a sale of DBMG. As of December 31, 2025, our Infrastructure segment was in compliance with the covenants of its debt agreement.

Refer to Note 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment's liquidity needs have primarily been for interest payments on our senior secured notes, convertible notes, Revolving Line of Credit, CGIC Note, and dividend payments, out of legally available funds, on our Series A-3 and Series A-4 Preferred Stock and recurring operational expenses. As a result of our recent refinancing as discussed in "Indebtedness" above, certain interest payments for our Corporate debt will be or has been paid in kind and therefore will be incorporated into the respective principal balances to be paid on maturity of the respective debt.

On a consolidated basis, as of December 31, 2025, we had $112.1 million of cash and cash equivalents, excluding restricted cash, compared to $48.8 million as of December 31, 2024. On a stand-alone basis, as of December 31, 2025, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $4.2 million and no marketable securities, as compared to cash and cash equivalents, excluding restricted cash, of $13.8 million and $1.8 million of marketable securities as of December 31, 2024.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of December 31, 2025, we had $687.2 million of principal indebtedness on a consolidated basis compared to $668.3 million as of December 31, 2024, a net increase of $18.9 million, due to an increase in debt at our Non-Operating Corporate and Life Sciences segments, partially offset by a decrease in debt at our Infrastructure segment. The increase at our Non-Operating Corporate segment was due to the August 2025 refinancing and exchanges of our senior secured notes and convertible notes and the capitalization of fees and unpaid accrued interest into the principal amounts of the new notes, the capitalization of extension fees and unpaid accrued interest into the principal amount of our CGIC note, the exchange of the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock for an additional principal amount of the CGIC Note. The increase at our Life Sciences segment was due to the capitalization of fees and unpaid accrued interest of $23.9 million at R2 Technologies into the outstanding principal balance of their note with Lancer. The increases in debt were partially offset by a $57.0 million decrease in debt at our Infrastructure segment due to their second quarter 2025 refinancing transaction and repayments on their debt.

On a stand-alone basis, our Non-Operating Corporate segment principal indebtedness was $481.9 million and $429.9 million as of December 31, 2025 and 2024, respectively. The December 31, 2025 indebtedness balance consists of the $360.4 million aggregate principal amount of new 10.50% 2027 Senior Secured Notes, $53.5 million aggregate principal amount of new 9.50% 2027 Convertible Notes, $1.9 million aggregate principal amount remaining of 8.50% 2026 Senior Secured Notes, $0.2 million aggregate principal amount remaining of 7.50% 2026 Convertible Notes, $45.9 million principal amount of the CGIC Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit.

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

We are required to make dividend payments, out of legally available funds, on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year. The Series A-3 Preferred Stock and Series A-4 Preferred Stock have a maturity date of July 1, 2026. On the maturity date, the holders will be entitled to redeem the Series A-3 Preferred Stock and Series A-4 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4); however, it is uncertain at this time whether the Company will have legally available funds to complete the redemption. The Series A-3 and Series A-4 Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued values of the Series A-3 and Series A-4 Preferred Stock accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted-average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, and (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends.

During the first quarter of 2025, the Company accrued the 7.5% quarterly dividend of $0.3 million and subsequently paid the dividend in April 2025. During the second, third and fourth quarters of 2025, INNOVATE's Board of Directors (the "Board") did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.7 million, $0.5 million, and $0.4 million for the second, third and fourth quarters of 2025, respectively, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum. In addition, during the second quarter of 2025, the Company recorded accretion and accrual of additional dividends of $1.3 million related to prior years, and $0.2 million related to the first quarter of 2025. On August 4, 2025, $0.5 million in accrued quarterly dividends was exchanged for an additional principal amount of the CGIC note as part of the Preferred Stock Exchange. Refer to Note 11. Debt Obligations and Note 16. Equity and Temporary Equity for additional information.

Our Non-Operating Corporate segment received $16.6 million in net tax sharing payments from our Infrastructure segment for the year ended December 31, 2025. Additionally, our Non-Operating Corporate segment received $17.0 million in dividends from our Infrastructure segment during the year ended December 31, 2025. Subsequent to year end, on February 2, 2026, DBMG declared a $5.0 million cash dividend which was paid on February 24, 2026, of which our Non-Operating Corporate segment received approximately $4.6 million.

We have financed our growth and operations to date, and expect to finance our future growth and operations, through public offerings and private placements of debt and equity securities, credit facilities, vendor financing, finance lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries. In the future, we may also choose to sell additional assets or certain investments to generate cash. We are currently exploring other strategic alternatives and it is reasonably possible that within the next twelve months we will generate cash proceeds from an asset sale that will be used to repay certain debt obligations as required.

Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of the Company's outstanding debt obligations. Based on these conditions, we may not be able to meet our obligations at maturity nor comply with certain cross-default provisions under the 2027 Senior Secured Notes over the next twelve months, or any potential breach of the milestone covenant of the 2027 Senior Secured Notes Indenture, which has required the Company to commence a sales process for all or substantially all of DBM Global’s assets or equity interests in accordance with certain dates and deadlines. Refer to 11. Debt Obligations to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales, and potentially refinancing debt and raising additional capital. However, there can be no assurance that we will have the ability to be successful in any asset sales, additional capital raise, or the refinancing of our existing debt, on attractive terms or at all, nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants or other possible events of default. Further, there can be no assurance that we will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Year Ended December 31,
	2025	2024
Infrastructure	$23.4	$17.6
Life Sciences	—	—
Spectrum	2.7	1.4
Total	$26.1	$19.0

Purchase Commitments

Unrecorded future minimum purchase commitments as of December 31, 2025, were $362.3 million. Refer to Note 13. Commitments and Contingencies to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Year Ended December 31,		Change
	2025	2024
Cash provided by operating activities	$146.6	$9.1	$137.5
Cash used in investing activities	(22.6)	(13.9)	(8.7)
Cash used in financing activities	(61.2)	(26.5)	(34.7)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(1.7)	2.3
Net increase (decrease) in cash and cash equivalents, including restricted cash	$63.4	$(33.0)	$96.4

Operating Activities

Cash provided by operating activities was $146.6 million for the year ended December 31, 2025, as compared to $9.1 million for the year ended December 31, 2024, an improvement of $137.5 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the year ended December 31, 2025, the improvement in cash flows from operating activities was primarily driven by an increase in cash provided by operating activities at our Infrastructure segment and, to a much lesser extent, a decrease in cash used in operating activities at our Non-Operating Corporate segment. The improvement at our Infrastructure segment was due to an increase in working capital inflows primarily due to normal business fluctuations in contract-related assets and liabilities, accounts payable and other accrued liabilities, partially offset by a decrease in working capital inflows primarily from the fluctuations in accounts receivable, due to the timing of regular billing and collection activities and ordinary project activity. Our Non-Operating Corporate segment's decrease in cash used in operating activities was primarily due to a decrease in cash paid for interest, partially offset by an increase in cash paid for taxes, and an increase in operating expenses primarily due to refinancing costs.

Investing Activities

Cash used in investing activities was $22.6 million for the year ended December 31, 2025, as compared to $13.9 million for the year ended December 31, 2024, an increase in cash used in investing activities of $8.7 million. Capital expenditures totaled $26.1 million, or $24.7 million net of proceeds from disposals, for the year ended December 31, 2025, as compared to $19.0 million, or $8.9 million net proceeds after disposals, for the year ended December 31, 2024, for a net increase in cash used in investing activities of $15.8 million. The increase was primarily driven by our Infrastructure segment, which had more PP&E sales in the comparable year due to a plant closure in 2024, and increased PP&E additions in the current year at our Infrastructure and Spectrum segments. In addition the comparable year included unrepeated proceeds of $0.5 million in other investing activities related to a note receivable at our Life Sciences segment. These increases in cash used in investing activities were partially offset by net proceeds related to purchase and sale of marketable securities investments at our Non-Operating Corporate segment of $2.6 million in the current year, as compared to $2.0 million in net payments for these investments in the prior year. In addition, the prior year cash outflows at our Life Sciences segment included loans to MediBeacon of $2.3 million, and there was a $0.7 million decrease in asset acquisition payments at our Spectrum segment as compared to the prior year.

Financing Activities

Cash used in financing activities was $61.2 million for the year ended December 31, 2025, as compared to $26.5 million for the year ended December 31, 2024, an increase in cash used in financing activities of $34.7 million. The increase in financing cash outflows was primarily driven by our Non-Operating Corporate segment, which received $33.2 million in net proceeds from the Rights Offering and Concurrent Private Placement in 2024. In addition, for the year ended December 31, 2025, net repayments on other debt obligations totaled $27.4 million, as compared to net repayments of $3.0 million in the comparable year, an increase in cash outflows of $24.4 million, driven primarily by term loan activity at our Infrastructure segment, who refinanced their debt in the current year, and had a $29.5 million net increase in other debt obligation outflows, partially offset by our Non-Operating Corporate segment, due to an unrepeated $4.1 million repayment on the CGIC Note in the comparable year and unrepeated $1.0 million payment for partial redemption of our 2026 Convertible Notes in the comparable year. These increases in cash outflows were partially offset by a decrease in net cash outflows from revolving credit facility activity, which totaled $30.9 million for year ended December 31, 2025, as compared to $55.0 million in the prior year, for a decrease in net cash outflows of $24.1 million, which was attributable to our Infrastructure segment. The increase in cash used in financing activities was also driven by a $1.0 million increase in dividends paid primarily due to $1.6 million in dividends declared and paid by DBMG during the year ended December 31, 2025, partially offset by a $0.6 million decrease in cash paid for preferred share dividends at our Non-Operating Corporate Segment, a $0.3 million increase in debt issuance costs paid to third parties and a $0.2 million increase in cash paid for other financing activities. The increase in cash outflows was also partially offset by a $0.3 million decrease in payments to non-controlling interests due to a final distribution made by our Other segment to New Saxons' non-controlling interests in the prior year.

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

DBMG is required to make monthly interest payments on all of its debt. Based upon the December 31, 2025, debt balance, DBMG anticipates that its interest payments will be approximately $1.4 million for each quarter of 2026.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference, for additional information.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions. Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee. The following is a review of the more significant assumptions and estimates used in the preparation of our consolidated financial statements. For all of these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Refer to Note 2. Summary of Significant Accounting Policies and Note 3. Revenue and Contracts in Process to the Consolidated Financial Statements of this Annual Report on Form 10-K, which discuss our significant accounting and revenue recognition policies and are incorporated herein by reference.

Revenue Recognition - Estimated Costs to Complete

With respect to our Infrastructure segment (DBMG), we recognize a significant portion of our revenue over time using the input method to measure the progress of costs incurred for our service and construction contracts. DBMG performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. DBMG transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided by DBMG’s performance as we perform, (b) DBMG’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) the DBMG's performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date. The Company has determined that one or more of these three criteria are met for such contracts. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when we and a customer or general contractor have agreed on both the initial scope and price of any subsequently mutually agreed upon change orders due to a change in scope or other cost factors, the work has commenced, and that realization of revenue is reasonably assured. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period in which a loss on a contract becomes determinable.

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

We review our tax positions on a quarterly basis and adjust the related balances as new information becomes available. Deferred tax assets represent amounts available to reduce income taxes payable in future periods and arise primarily from temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards.

The realizability of deferred tax assets is evaluated by assessing the sufficiency of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. To provide insight, we use our historical experience and our short and long-range business forecasts. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. Based on an evaluation of available positive and negative evidence, we concluded that it was more likely than not that the net deferred tax assets of the INNOVATE Corp. U.S. consolidated income tax group and certain separate entity filers will not be realized. Therefore, a full valuation allowance was maintained against the net deferred tax assets as of December 31, 2025. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not that the deferred tax assets will be realized within the applicable statutory expiration periods. However, deferred tax assets could be reduced in future periods if estimates of taxable income are significantly reduced.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom are estimates recorded to the extent applicable based on management judgment. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations.

Refer to Note 12. Income Taxes to the Consolidated Financial Statements of this Annual Report on Form 10-K for further information, which is incorporated herein by reference.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but, rather, are tested for impairment. We test goodwill and indefinite-lived intangibles for impairment at least annually in the fourth quarter (October 1st) or when factors indicate that the carrying amounts of assets may not be recoverable and that there is a potential impairment in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other ("ASC 350"). The factors that we consider important, and which could trigger an impairment review, include, but are not limited to: a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit; a significant decline in the market value of our common stock or debt securities for a sustained period; a material adverse change in economic, financial market, industry or sector trends; a material failure to achieve operating results relative to historical levels or projected future levels; and significant changes in operations or business strategy. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the impairment provisions of ASC 360, Property, plant, and equipment ("ASC 360").

We elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, and if so, a quantitative test is performed. The quantitative evaluation for impairment of indefinite-lived intangibles consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess, limited to the amount of recognized goodwill.

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

Based on qualitative assessments performed as of October 1, 2025, management determined it was more likely than not that the fair value of its reporting units and the fair value of the indefinite-lived intangible assets exceeded their carrying values, and, as such, no impairment was required.

Intangible assets not subject to amortization (i.e. indefinite-lived intangibles) consist of certain television broadcast licenses. Intangible assets subject to amortization consist of certain trade names, customer contracts and developed technology. These finite-lived intangible assets are amortized based on their estimated useful lives. Such assets are subject to the impairment provisions of ASC 360, wherein impairment is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded to the extent the carrying amount of the asset or asset group exceeds the fair value and is not recoverable.

Refer to Note 8. Goodwill and Intangibles, Net, to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on goodwill and intangible assets, including, if applicable, any intangible impairments recorded during the years presented, which is incorporated herein by reference.

As of December 31, 2025, we had initiated processes to explore strategic alternatives for potential asset sales. Management considered whether these actions represented an indicator of impairment. Based on the information available as of December 31, 2025, management concluded it was not more likely than not that the estimated fair value of the applicable reporting unit(s) was less than its carrying value. Management will continue to monitor events and circumstances related to the sales processes and will perform interim impairment testing if facts and circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 17. Related Parties to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) that may constitute “forward-looking statements.” Such statements are based on current expectations, and are not strictly historical statements. In some cases, you can identify forward-looking statements by terminology such as "if," "may," "should," "believe," "anticipate," "future," "forward," "potential," "estimate," "opportunity," "goal," "objective," "growth," "outcome," "could," "expect," "intend," "plan," "strategy," "provide," "commitment," "result," "seek," "pursue," "ongoing," "include" or in the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties and are not guarantees of performance, results, or the creation of stockholder value, although they are based on our current plans or assessments which we believe to be reasonable as of the date hereof.

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
•the impact of covenants in the Indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Senior Secured Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, our Third Amended and Restated Certificate of Incorporation and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to our Consolidated Financial Statements included in this Annual Report on Form 10-K and any future amendments or other new financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•the effects related to or resulting from ongoing and recent geopolitical events, such as the conflicts in Ukraine, the Middle East, and Venezuela, including the imposition of additional sanctions and export controls, as well as the broader impact to financial markets and the global macroeconomic and geopolitical environment;
•the impact of catastrophic events, including natural disasters, pandemic illness and the outbreak of war, or acts of terrorism;
•potential impacts on our business resulting from climate change, greenhouse gas regulations, and the impact of climate change-related changes on the frequency and severity of weather patterns;
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
•our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all; and
•lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing DBMG’s obligations under bids and contracts, or to finance expenditures prior to the receipt of payment for the performance of contracts.

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
•Indebtedness of R2 Technologies that will mature on August 1, 2026;
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment was based on updated criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no "non-Rule 10b5-1 trading arrangements" (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified, or terminated during the quarter ended December 31, 2025, by our directors and Section 16 officers.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding this item will be set forth in our definitive proxy statement for our 2026 meeting of stockholders ("2026 Proxy Statement") and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding this item will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding this item will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth in our 2026 Proxy Statement and is incorporated herein by reference.

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

2.1
Stock Purchase Agreement, dated March 26, 2021, by and among INNOVATE 2 Corp (f/k/a HC2 Holdings 2, Inc.), Continental Insurance Group, Ltd. and Continental General Holdings LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by INNOVATE on March 29, 2021) (File No. 001-35210)

3.1
Fourth Amended and Restated By-Laws of INNOVATE Corp (f/k/a HC2 Holdings, Inc.) dated February 21, 2019 (incorporated by reference to Exhibit 3.1 to INNOVATE's Current Report on Form 8-K, filed on February 25, 2019) (File No. 001-35210)

3.2
Amendment #1 to Fourth Amended and Restated By-Laws of INNOVATE Corp., (f/k/a HC2 Holdings Inc.) effective September 20, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on August 19, 2021) (File No. 001-35210)

3.3
Third Amended and Restated Certificate of Incorporation of INNOVATE Corp., dated September 30, 2024 (incorporated by reference to Exhibit 4.1 to INNOVATE's Form S-8 Registration Statement, filed with the SEC on October 30, 2024 (File No. 001-35210)

4.1
Amended and Restated Certificate of Designation of Series A Fixed-to-Floating Rate Perpetual Preferred Stock of DBM Global Intermediate Holdco Inc. dated July 1, 2021 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on July 7, 2021) (File No. 001-35210)

4.2
Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting Inc. ("HC2 Broadcasting"), HC2 Network Inc. ("HC2 Network") (collectively the "Subsidiary Borrowers"), HC2 Broadcasting Intermediate Holdings Inc. ("HC2 Intermediate") (the "Intermediate Parent"), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers"), and MSD PCOF Partners XVIII, LLC ("MSD") (incorporated by reference to Exhibit 4.12 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210)

4.3
Amended and Restated Secured Note dated October 24, 2019, by and among HC2 Station, HC2 LPTV, HC2 Broadcasting, HC2 Network (collectively, the "Subsidiary Borrowers"), HC2 Intermediate (the "Intermediate Parent), HC2 Broadcasting Holdings (the "Parent Borrower" and, together with the Intermediate Parent and the Subsidiary Borrowers, the "Borrowers", and Great American Life Insurance Company ("GALIC") and Great American Insurance Company ("GAIC") (incorporated by reference to Exhibit 4.13 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210)

4.4
First Omnibus Amendment to Secured Notes and Intercreditor Agreement dated as of February 21, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 4.1 to INNOVATE’s Quarterly Report on Form 10-Q, filed on May 11, 2020) (File No. 001-35210)

4.5
Second Omnibus Amendment to Secured Notes dated as of August 31, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

4.6
Third Omnibus Amendment to Secured Notes and Second Amendment to Intercreditor Agreement dated as of September 25, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 9, 2020) (File No. 001-35210)

4.7
Fourth Omnibus Amendment to Secured Notes and Third Amendment to Intercreditor Agreement, dated as of November 25, 2020, by and among Station Group, LPTV, Broadcasting, Network, and HC2 Broadcasting Inc., Intermediate Parent, Parent Borrower, and MSD PCOF Partners, XVIII, LLC ("MSD"), GALIC and GAIC (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210),

4.8
Fifth Omnibus Amendment to Secured Notes, Consent and Second Amendment to Asset Sale Under Secured Notes and Intercreditor Agreement, dated as of October 21, 2021 by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Great American Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 27, 2021) (File No. 001-35210)

4.9
Sixth Omnibus Amendment to Secured Notes, dated as of November 28, 2022, by and among HC2 Station Group, Inc., HC2 LPTV Holdings, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners, XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on November 29, 2022) (File No. 001-35210)

4.10
Seventh Omnibus Amendment to Secured Notes, dated as of December 30, 2022, by and among HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., HC2 Broadcasting License Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners, XVIII, LLC, MassMutual Ascent Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210)

4.11
Eighth Omnibus Amendment to Secured Notes, dated as of August 8, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by INNOVATE on August 9, 2023) (File No. 001-35210)

4.12
Ninth Omnibus Amendment to Secured Notes, dated as of November 9, 2023, by and among, HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, MassMutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by INNOVATE on November 9, 2023) (File No. 001-35210)

4.13
Ninth Amended and Restated Agreement Re: Secured Notes dated October 24, 2019, among HC2 Station, HC2 LPTV, HC2 Network, HC2 Broadcasting, GALIC, GAIC and MSD (incorporated by reference to Exhibit 10.38 to INNOVATE's Annual Report on Form 10-K, filed on March 16, 2020) (File No. 001-35210)

4.14
Indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among INNOVATE Corp. (f/k/a HC2 Holdings, Inc.), the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.15
Form of 8.500% senior secured notes due 2026 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.16
Indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between INNOVATE Corp. (f/k/a HC2 Holdings, Inc.) and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.17
Form of 7.5% convertible senior notes due 2026 (incorporated by reference to Exhibit 4.4 (included at p.15 of Exhibit 4.3) to the Current Report on Form 8-K filed by INNOVATE on February 1, 2021) (File No. 001-35210)

4.18	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith)

4.19
Agreement Re: Secured Notes, dated January 22, 2019, by and among HC2 Station, HC2 LPTV, GALIC and GAIC (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on January 23, 2019) (File No. 001-35210)

4.20
Registration Rights Agreement dated as of September 9, 2020, by and between INNOVATE Corp and Lancer Capital LLC (incorporated by reference to Exhibit 4.21 to INNOVATE's Annual Report on Form 10-K, filed on March 31, 2025) (File No. 001-35210)

4.21
Second Amended and Restated Registration Rights Agreement, dated as of January 5, 2015, by and among INNOVATE Corp (f/k/a HC2 Holdings, Inc.), the initial purchasers of the Series A Preferred Stock, the initial purchasers of the Series A-1 Preferred Stock and the purchasers of the Series A-2 Preferred Stock (incorporated by reference to Exhibit 10.2 on INNOVATE's Current Report on Form 8-K, filed on January 9, 2015) (File No. 001-35210).

4.22
Registration Rights Agreement dated as of March 5, 2024 by and between INNOVATE Corp. and Lancer Capital LLC (incorporated by reference to Exhibit 10.71 to the Annual Report on Form 10-K filed on March 6, 2024 (File No. 001-35210)

4.23
Indenture governing the 10.500% senior secured notes due 2027, dated as of August 4, 2025, by and among INNOVATE Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.24	Form of 10.500% senior secured notes due 2027 (incorporated by reference to Exhibit A of Exhibit 4.1 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.25
First supplemental indenture dated as of August 4, 2025, to the indenture governing the 8.500% senior secured notes due 2026, dated as of February 1, 2021, by and among HC2 Holdings, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.26
Indenture governing the 9.500% convertible senior secured notes due 2027, dated as of August 4, 2025, by and among INNOVATE Corp., the guarantors party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.27	Form of 9.500% convertible senior secured notes due 2027 (incorporated by reference at page 35 to Exhibit 4.4 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.28
First supplemental indenture dated as of August 4, 2025, to the indenture governing the 7.5% convertible senior notes due 2026, dated as of February 1, 2021, by and between HC2 Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.29
Seventh Amendment to Credit Agreement, dated as of July 31, 2025, among INNOVATE Corp., the guarantors party thereto and MSD PCOF Partners IX, LLC (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-3520)

4.30
Eighth Amendment to Credit Agreement, dated as of August 4, 2025, among INNOVATE Corp., the guarantors party thereto and MSD PCOF Partners IX, LLC (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-3520)

4.31
Tenth Omnibus Amendment to Secured Notes, dated as of August 4, 2025, by and among HC2 Station Group, Inc., HC2 Broadcasting Inc., HC2 Network Inc., DTV America Corporation, HC2 Broadcasting Intermediate Holdings Inc., HC2 Broadcasting Holdings Inc., MSD PCOF Partners XVIII, LLC, Mass Mutual Ascend Life Insurance Company and Great American Insurance Company (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

4.32
Side Letter to Tenth Omnibus Amendment to Secured Notes, dated as of August 4, 2025, by and among Innovate Corp., MassMutual Ascend Life Insurance Company, Great American Insurance Company and MSD PCOF Partners XVIII, LLC (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed on August 5, 2025) (File No. 001-35210)

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

10.5^	Form of Employee Nonqualified Option Award Agreement (incorporated by reference to Exhibit 10.4 on INNOVATE's Quarterly Report on Form 10-Q, filed on August 9, 2016 (File No. 001-35210)

10.6
Securities Purchase Agreement dated as of June 27, 2017 among DTV Holding Inc., John N. Kyle II, Kristina C. Bruni, King Forward, Inc., Equity Trust Co FBO John N. Kyle, Tiger Eye Licensing L.L.C., Bella Spectra Corporation, Kim Ann Dagen and Michael S. Dagen, Trustees of the Kim Ann Dagen Revocable Living Trust Agreement dated March 2, 1999, Madison Avenue Ventures, LLC, Paul Donner, Reeves Callaway, Don Shalhub, Shalhub Medical Investments PA, Tipi Sha, LLC, Luis O. Suau, Irwin Podhajser, Humberto Garriga and DTV Holding Inc. (incorporated by reference to Exhibit 10.1 to INNOVATE's Current Report on Form 8-K, filed on June 28, 2017) (File No. 001-35210)

10.7^
INNOVATE Corp (f/k/a HC2 Holdings, Inc.) Second Amended and Restated 2014 Omnibus Equity Award Plan (incorporated by reference to Exhibit A to INNOVATE's Definitive Proxy Statement, filed on April 30, 2018) (File No. 001-35210)

10.8^	Executive Severance Guidelines effective October 21, 2021 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on October 27, 2021) (File No. 001-35210)

10.9^	2019 INNOVATE Corp. Executive Bonus Plan effective April 25, 2019 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-k filed on March 9, 2022) (File No. 001-35210))

10.10^	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

10.11^	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

10.12^	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on March 9, 2022) (File No. 001-35210)

10.13
Letter Agreement with Continental General Insurance Company dated December 30, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on January 5, 2023) (File No. 001-35210)

10.14
Stock Purchase Agreement dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210)

10.15
Subordinated Unsecured Promissory Note dated as of May 9, 2023 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed by INNOVATE on May 10, 2023) (File No. 001-35210)

10.16^
Employment Agreement dated as of October 6, 2023 by and between Paul K. Voigt and INNOVATE Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 11, 2023) (File No. 001-35210)

10.17	INNOVATE Corp. Clawback Policy effective November 2, 2023 (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed by INNOVATE on March 6, 2024) (File No. 001-35210)

10.18
INNOVATE Corp Second Amended and Restated 2014 Omnibus Equity Award Plan, as amended (incorporated by reference to Exhibit A to INNOVATE’s Information Statement on Schedule 14C, filed with the SEC on October 7, 2024) (File No. 001-35210)

10.19
Third Amended & Restated Limited Liability Company Agreement of Pansend Life Sciences, LLC, dated as of November 21, 2019, by and among INNOVATE 2 Corp. (f/k/a HC2 Holdings 2, Inc.), David Present and Cherine Plumaker (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 31, 2025) (File No. 001-35210)

10.20^	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.33 to the Annual report on Form 10-K filed on March 31, 2025) (File No. 001-35210)

10.21
Subordinated Secured Promissory Note dated August 4, 2025 by and between INNOVATE Corp. and Continental General Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-35210)

10.22
Amended and Restated Senior Secured Promissory Note dated as of August 4, 2025 by and between R2 Technologies, Inc. and Lancer Capital LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 5, 2025 (File No. 001-35210)

10.23
Collateral Trust Agreement dated August 4, 2025 among INNOVATE Corp., the other Grantors from time to time party thereto, U.S. Bank Trust Company, National Association, as Trustee under the Indenture, MSC PCOF Partners IX, LLC, as First-Out Lender under the First-Out Credit Agreement and a Fixed Out Authorized Representative, and U.S. Bank Trust Company, National Association, as Collateral Trustee (filed herewith)

10.24
Amended and Restated Credit Agreement, dated as of May 20, 2025, by and among DBM Global Inc., the other Borrowers listed on Schedule 1.1 thereto, the Lenders, which are party thereto from time to time and UMB Bank, n.a., a national banking association, as Letter of Credit Issuer and as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2025) (File No. 001-35210)

19	INNOVATE Corp. Insider Trading Policy effective November 2, 2023 (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K filed by INNOVATE on March 6, 2024) (File No. 001-35210)

21.1	Subsidiaries of INNOVATE (filed herewith)

23.1	Consent of BDO USA, P.C., an independent registered public accounting firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101
The following materials from the registrant’s Annual Report on Form 10-K for the fiscal years ended December 31, 2025 and 2024, formatted in extensible business reporting language (XBRL); (i) Consolidated Statements of Operations (ii) Consolidated Statements of Comprehensive (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ PAUL K. VOIGT
Paul K. Voigt President and Interim Chief Executive Officer (Principal Executive Officer)

Date:	March 26, 2026
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2026.

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
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of INNOVATE Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has significant upcoming maturities of its debt obligations and is subject to certain cross-default provisions. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition - Estimated Costs to Complete for the Infrastructure Segment

As described in Note 3 to the consolidated financial statements, revenue for the Company’s Infrastructure Segment (“DBMG”) was approximately $1.21 billion for the year ended December 31, 2025. DBMG performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

We identified the estimate of certain costs to be incurred towards delivery of projects for specific revenue contracts at DBMG as a critical audit matter. Estimating future direct materials, direct labor, and subcontractor costs included in the measurement of progress of projects for specific revenue contracts at DBMG required significant management judgment. Auditing these elements involved especially challenging auditor judgment in evaluating the reasonableness of the estimated direct materials, labor, and subcontractor costs over the duration of these contracts.

The primary procedures we performed to address this critical audit matter included assessing the reasonableness of the estimated direct materials, direct labor, and subcontractor costs included in the measurement of the progress of projects for specific revenue contracts at DBMG through:

•Evaluating the reasonableness of project budgets for specific revenue contracts through (i) performing gross margin analysis using subsequently available information, and (ii) for a sample of cost of sales transactions, verifying the related cost types are included in the project’s budget.

•Assessing the reasonableness of revisions in the estimated direct materials, direct labor, and subcontractor costs and investigating reasons for changes in expected costs and project margins.

•Evaluating the reasonableness of project cost estimates to complete by performing inquiries of project management personnel and assessing the nature of activities required to complete open projects.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2011.

New York, New York
March 26, 2026

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except shares and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$1,246.0	$1,107.1
Cost of revenue	1,046.3	898.3
Gross profit	199.7	208.8
Operating expenses:
Selling, general and administrative	153.1	160.2
Depreciation and amortization	17.5	17.6
Other operating loss (income)	0.4	(9.0)
Income from operations	28.7	40.0
Other (expense) income:
Interest expense	(89.0)	(74.5)
Loss from equity investees	(5.9)	(2.3)
Other income, net	4.7	3.4
Loss from operations before income taxes	(61.5)	(33.4)
Income tax expense	(2.5)	(6.3)
Net loss	(64.0)	(39.7)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	3.4	5.1
Net loss attributable to INNOVATE Corp.	(60.6)	(34.6)
Less: Preferred stock dividends	3.4	1.2
Net loss attributable to common stockholders and participating preferred stockholders	$(64.0)	$(35.8)

Loss per common share - basic and diluted	$(4.84)	$(3.08)

Weighted-average common shares outstanding - basic and diluted	13,217,593	10,696,274

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2025	2024
Net loss	$(64.0)	$(39.7)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1.2	(2.3)
Other comprehensive income (loss)	$1.2	$(2.3)
Comprehensive loss	(62.8)	(42.0)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	3.3	5.3
Comprehensive loss attributable to INNOVATE Corp.	$(59.5)	$(36.7)

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$112.1	$48.8
Accounts receivable, net	241.1	194.0
Contract assets	64.1	106.3
Inventory	16.0	20.8
Other current assets	18.2	21.0
Total current assets	451.5	390.9
Investments	1.8	3.6
Deferred tax asset	2.0	1.6
Property, plant and equipment, net	141.8	133.6
Goodwill	127.0	126.7
Intangibles, net	165.2	172.4
Other assets	60.8	62.3
Total assets	$950.1	$891.1
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$141.4	$84.8
Accrued liabilities	122.5	109.7
Current portion of debt obligations	581.4	162.2
Contract liabilities	171.9	109.1
Other current liabilities	16.9	17.2
Total current liabilities	1,034.1	483.0
Deferred tax liability	4.7	4.4
Debt obligations	80.3	500.6
Other liabilities	46.3	46.8
Total liabilities	1,165.4	1,034.8
Commitments and contingencies (Note 13)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	9.3	16.1
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 and 6,125 of Series A-3; 1,937 and 10,000 of Series A-4, respectively.
Redeemable non-controlling interests	1.6	(0.5)
Total temporary equity	10.9	15.6
Stockholders’ deficit
Common stock, $0.001 par value	—	—
Shares authorized: 250,000,000
Shares issued: 13,818,904 and 13,410,179, respectively
Shares outstanding: 13,655,062 and 13,261,379, respectively
Additional paid-in capital	350.1	350.1
Treasury stock, at cost: 163,842 and 148,800 shares, respectively	(5.6)	(5.4)
Accumulated deficit	(582.5)	(521.9)
Accumulated other comprehensive loss	(2.1)	(3.2)
Total INNOVATE Corp. stockholders’ deficit	(240.1)	(180.4)
Non-controlling interests	13.9	21.1
Total stockholders’ deficit	(226.2)	(159.3)
Total liabilities, temporary equity and stockholders’ deficit	$950.1	$891.1

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interests	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of December 31, 2023	$15.4	7,923.5	$—	$328.3	$(5.4)	$(487.3)	$(1.1)	$(165.5)	$13.8	$(151.7)
Share-based compensation	—	—	—	3.4	—	—	—	3.4	—	3.4
Preferred stock dividends	(0.3)	—	—	(1.2)	—	—	—	(1.2)	—	(1.2)
Issuance of common stock	—	224.8	—	—	—	—	—	—	—	—
Issuance of preferred stock in private placement	31.3	—	—	—	—	—	—	—	—	—
Rights offering, net of transaction costs	—	530.6	—	1.9	—	—	—	1.9	—	1.9
Series C Preferred Share Conversion	(31.3)	4,469.4	—	31.3	—	—	—	31.3	—	31.3
Reverse stock split	—	113.1	—	—	—	—	—	—	—	—
Effect of Series D investment in R2 Technologies	1.1	—	—	(13.2)	—	—	—	(13.2)	12.1	(1.1)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Transactions with non-controlling interests	—	—	—	(0.4)	—	—	—	(0.4)	0.2	(0.2)
Net loss	(0.6)	—	—	—	—	(34.6)	—	(34.6)	(4.5)	(39.1)
Other comprehensive loss	—	—	—	—	—	—	(2.1)	(2.1)	(0.2)	(2.3)
Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
Share-based compensation	—	—	—	2.7	—	—	—	2.7	—	2.7
Shares withheld to satisfy tax withholdings	—	(15.1)	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends	2.2	—	—	(3.4)	—	—	—	(3.4)	(1.6)	(5.0)
Issuance of common stock, net of forfeitures	—	408.8	—	—	—	—	—	—	—	—
Exchange of preferred stock for debt	(9.1)	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests and redeemable non-controlling interests	2.9	—	—	0.2	—	—	—	0.2	(3.0)	(2.8)
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Net loss	(0.7)	—	—	—	—	(60.6)	—	(60.6)	(2.7)	(63.3)
Other comprehensive income	—	—	—	—	—	—	1.1	1.1	0.1	1.2
Balance as of December 31, 2025	$10.9	13,655.1	$—	$350.1	$(5.6)	$(582.5)	$(2.1)	$(240.1)	$13.9	$(226.2)

(a) Inclusive of other comprehensive income (loss), foreign currency cumulative translation adjustments totaled a loss of $3.3 million and $4.5 million as of December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

INNOVATE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(64.0)	$(39.7)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	2.7	3.4
Depreciation and amortization (including amounts in cost of revenue)	30.4	32.9
Amortization of deferred financing costs and debt discount	23.7	7.7
Net loss on extinguishment or repurchase of debt	0.3	0.3
Loss from equity investees	5.9	2.3
Gains on lease modifications	(0.1)	(8.7)
(Gains) losses on investments	(5.2)	0.2
Asset impairment expense	—	0.1
Deferred income tax (benefit) expense	(0.1)	0.5
Other operating activities, net	1.8	(2.0)
Changes in assets and liabilities:
Accounts receivable	(48.7)	91.8
Contract assets	42.2	12.3
Other current assets	(2.9)	(0.1)
Inventory	4.8	1.9
Other assets	12.3	8.4
Accounts payable	57.1	(57.2)
Accrued liabilities	37.6	12.2
Contract liabilities	62.8	(44.4)
Other current liabilities	(0.3)	2.1
Other liabilities	(13.7)	(14.9)
Cash provided by operating activities	146.6	9.1
Cash flows from investing activities
Purchase of property, plant and equipment	(26.1)	(19.0)
Proceeds from disposal of property, plant and equipment	1.4	10.1
Loans to equity method investee	—	(2.3)
Purchase of investments	(0.3)	(2.0)
Proceeds from sale of investments	2.9	—
Cash paid for asset acquisitions	(0.5)	(1.2)
Other investing activities	—	0.5
Cash used in investing activities	(22.6)	(13.9)
Cash flows from financing activities
Proceeds from rights offering and private placement, net of issuance costs	—	33.2
Proceeds from lines of credit, net of deferred financing costs	85.9	70.0
Payments on lines of credit	(116.8)	(125.0)
Proceeds from other debt obligations, net of deferred financing costs	21.3	25.0
Principal payments for and repurchases of other debt obligations	(48.7)	(28.0)
Deferred financing costs paid to third parties	(0.5)	(0.2)
Payments to non-controlling interests related to former sale of equity method investment	—	(0.3)
Dividend payments	(2.2)	(1.2)
Other financing activities	(0.2)	—
Cash used in financing activities	(61.2)	(26.5)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.6	(1.7)
Net increase (decrease) in cash and cash equivalents, including restricted cash	63.4	(33.0)
Cash, cash equivalents and restricted cash, beginning of year	49.3	82.3
Cash, cash equivalents and restricted cash, end of year	$112.7	$49.3

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

The Company has three reportable segments, plus the Company's Other segment, based on management’s organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds.

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

2.The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest as of December 31, 2025 of 81.0% (81.4% as of December 31, 2024) in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and, as of December 31, 2025, had a 44.6% interest (45.9% as of December 31, 2024) in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, maintained a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and maintained a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

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

Liquidity and Going Concern

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of the Company's debt obligations. Based on these conditions, the Company may not be able to meet its obligations at maturity nor comply with certain cross-default provisions under the 2027 Senior Secured Notes over the next twelve months, or any potential breach of the milestone covenant of the 10.50% 2027 Senior Secured Notes Indenture which has required the Company to commence a sales process for all or substantially all of DBM Global’s assets or equity interests in accordance with certain dates and deadlines. Refer to Note 11. Debt Obligations for additional information.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales, and potentially refinancing debt and raising additional capital. However, there can be no assurance that the Company will have the ability to be successful in any asset sales, additional capital raises or the refinancing of its existing debt, on attractive terms or at all, nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's restricted cash balances consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents in the Consolidated Balance Sheets in the Other current assets and Other assets (noncurrent), as applicable, and are primarily comprised of security deposits for long-term leases, which are held in separate bank accounts.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis included investment(s) in marketable equity securities. Our financial assets measured at fair value on a non-recurring basis include equity securities without readily determinable fair values. Other financial assets and liabilities are carried at cost (initial fair value) or amortized cost where applicable, with the current fair value disclosed, if required.

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

Management has elected to use a risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies this historical loss ratio to financial assets with similar characteristics. The Company’s historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. At each balance sheet date, all past due or potentially uncollectible accounts are assessed individually for the purpose of determining the appropriate allowance for credit losses. Once collection efforts by the Company are exhausted, the determination for charging off uncollectible receivables is made and the receivable is written off against the allowance, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate.

Subsequent to year end, on January 1, 2026, the Company adopted ASU 2025-05 and is utilizing the practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (Revenue from Contracts with Customers). See the Accounting Pronouncements Issued But Pending Adoption section below for additional information.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Investments

The Company utilizes the equity method to account for investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when an investor possesses more than 20% of the voting interests of the investee, such as with our investments in MediBeacon and Scaled Cell, of which the Company owns a 44.6% interest in MediBeacon and a 20.1% interest in Scaled Cell as of December 31, 2025. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying amount of the investment by its proportionate share of the net earnings or losses and other comprehensive income (loss) of the investee, as well as any changes as a result of changes in ownership. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in the Company's claim on the investee’s book value.

Investments in marketable equity securities are carried at fair value and the Company records the changes in fair values in the Consolidated Statement of Operations as a component of Other income, net. The Company utilizes the measurement alternative method to account for investments when it does not possess the ability to exercise significant influence or control and the investment does not have a readily determinable fair value. Under this method, investments are initially recognized at cost and subsequently measured at cost, adjusted for any observable changes in the fair value of the investment. In addition, the Company reviews the carrying value of investments measured under the measurement alternative for impairment on a regular basis. If there is an indication of impairment, the Company assesses whether the carrying value of the investment exceeds its recoverable amount. Any impairment losses are recognized in the financial statements.

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

Accounting for Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the book basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. The determination of the valuation allowance requires management to make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance. The additional guidance provided by ASC No. 740, “Income Taxes” (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Expected outcomes of current or anticipated tax examinations, refund claims and tax-related litigation and estimates regarding additional tax liability (including interest and penalties thereon) or refunds resulting therefrom will be recorded based on the guidance provided by ASC 740 to the extent applicable.

The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which the Company transacts business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations.

At December 31, 2025, the Company's U.S. and foreign companies had significant deferred tax assets primarily attributable to tax loss carryforwards. Deferred tax assets generated by certain businesses that are not included in the INNOVATE Corp. U.S. consolidated income tax return have been reduced by a full valuation allowance. Based on evaluation of available positive and negative evidence, management had determined that it was more likely than not that the net deferred tax assets of the INNOVATE Corp. U.S. consolidated filing group will not be realized. Accordingly, a full valuation allowance was maintained against the INNOVATE Corp. U.S. consolidated filing group’s net deferred tax assets as of December 31, 2025. This assessment was based on cumulative historical losses and management's assumptions regarding future taxable income of each affiliate and the timing of the reversal of deferred tax assets and liabilities.

In relation to tax effects for accumulated other comprehensive income ("OCI"), our policy is to release the tax effects of amounts reclassified from accumulated OCI to pre-tax income (loss) from continuing operations. Any remaining tax effect in accumulated OCI is released following a portfolio approach.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation, which is provided on the straight-line method over the estimated useful lives of the assets, which are regularly evaluated. The estimated useful lives of the assets range from 5 to 40 years for buildings and leasehold improvements, 3 to 15 years for equipment, furniture and fixtures, and 3 to 20 years for transportation equipment. Leasehold improvements are amortized over the lives of the leases or estimated useful lives of the assets, whichever is shorter. Assets under construction are not depreciated until they are complete and available for use. Land is not depreciated.

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

The Company elected to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying value, and if so, a quantitative test is performed. The quantitative evaluation for impairment of indefinite-lived intangibles consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to the excess.

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

Based on qualitative assessments performed as of October 1, 2025, management determined it was more likely than not that the fair value of its reporting units and the fair value of the indefinite-lived intangible assets exceeded their carrying values, and, as such, no impairment was required.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Intangible assets not subject to amortization (i.e. indefinite-lived intangibles) consist of certain television broadcast licenses. Intangible assets subject to amortization consists of certain trade names, customer contracts and developed technology. These finite-lived intangible assets are amortized based on their estimated useful lives. Impairment on such assets is recognized and measured only if there are events and circumstances that indicate that the carrying amount may not be recoverable. The amount of impairment of other long-lived assets (excluding goodwill) is calculated as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group. An impairment loss is recorded to the extent the carrying amount of the asset or asset group exceeds the fair value and is not recoverable.

Licensing: Television broadcast licenses generally are granted for eight-year periods. They are renewable after application and reviewed by the Federal Communications Commission ("FCC") and historically are renewed except in rare cases in which a petition to deny, a complaint or an adverse finding as to the licensee's qualifications results in loss of the license.

As of December 31, 2025, the Company has initiated processes to explore strategic alternatives for potential asset sales. Management considered whether these actions represented an indicator of impairment. Based on the information available as of December 31, 2025, management concluded it was not more likely than not that the estimated fair value of the applicable reporting unit(s) was less than its carrying value. Management will continue to monitor events and circumstances related to the sales processes and will perform interim impairment testing if facts and circumstances change that would indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

Leases

The Company accounts for leases on the balance sheet as lease assets and lease liabilities for leases classified as operating leases and finance leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets are included in Other Assets, and operating lease liabilities are included in Other current liabilities and Other liabilities (non-current) as applicable in the Consolidated Balance Sheets for their respective short-term and long-term portions and are recognized based on the present value of lease payments over the lease term at the commencement date. Finance leases are included in property, plant and equipment and debt obligations in the Consolidated Balance Sheets and are recognized based on the present value of lease payments over the lease term at commencement date. The majority of the Company’s leases do not provide an implicit rate of return; therefore, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest that would be paid to borrow on a collateralized basis over a similar term. The Company determines its incremental borrowing rate using a portfolio approach based on information available as of the lease commencement date, including applicable lease terms and the current economic environment. For lease agreements that contain non-lease components, the Company elected to combine lease and non-lease components as a single lease component.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Leases with an initial term of twelve months or less are not recorded on the balance sheet unless they are expected to be renewed. Lease expense is recognized on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As of December 31, 2025, the operating lease liability does not include any options to extend or terminate leases.

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

Convertible Instruments

Convertible instruments are generally accounted for as a single unit of account. ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodied both the embedded derivative instrument and the host contract is not remeasured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company accounts for convertible instruments, when it has been determined that the embedded conversion options should not be bifurcated from their host instruments, as follows: the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized using the effective interest method over the term of the related debt to their stated date of redemption as a component of Interest expense in the Consolidated Statement of Operations.

Deferred Financing Costs

The Company capitalizes certain expenses incurred in connection with its debt and line of credit obligations as reductions of the outstanding loan balances as a component of the carrying amount of Debt obligations in the Consolidated Balance Sheet and amortizes them using the effective interest method over the term of the respective debt agreement as a component of Interest expense in the Consolidated Statements of Operations. If the Company extinguishes portions of its debt prior to the maturity date, deferred financing costs are charged to expense on a pro-rata basis and are included in gain or loss on early extinguishment or restructuring of debt within Other income, net in the Consolidated Statements of Operations.

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

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is disposed of or classified as held-for-sale. The held-for-sale criteria are assessed as of the balance sheet date. The Company assessed these criteria as of December 31, 2025, and determined that no businesses met the criteria for held-for-sale or discontinued operations classification. Under ASC 360, Property, Plant and Equipment, assets may be classified as held-for-sale even though the discontinued operations criterion is not met.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

On December 14, 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires, among other things, greater disaggregation of information in the rate reconciliation and for paid income taxes to be disaggregated by jurisdiction. The guidance was effective for the Company's 2025 annual Form 10-K and did not have a material impact on the related disclosures within these Consolidated Financial Statements. Refer to Note 12. Income Taxes for additional information.

Accounting Pronouncements Issued But Pending Adoption

On September 18, 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). The amendments in ASU 2025-06 modernize the accounting for software costs that are accounted for under Subtopic 350-40 by removing all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Under ASU 2025-06, an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities may apply the amendments retrospectively for all prior periods presented in the financial statements, prospectively or under a modified retrospective approach based on the status of the project and whether software costs were capitalized before the date of adoption. The Company expects that it will apply the new guidance prospectively and is currently evaluating the potential effect of this ASU on future transactions; however, the Company does not expect this ASU to have a significant effect on the Company’s Consolidated Financial Statements.

On July 30, 2025, the FASB issued ASU 2025-05 Financial Instruments - Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). The amendments in ASU 2025-05 provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (Revenue from Contracts with Customers). The practical expedient allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of an asset when developing reasonable and supportable forecasts as part of the estimation of expected credit losses. ASU 2025-05 is effective prospectively for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted ASU 2025-05 on January 1, 2026, and is utilizing the practical expedient. The Company does not expect the adoption of this ASU to have a significant effect on the Company’s Consolidated Financial Statements.

On May 12, 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a VIE ("ASU 2025-03"). The amendments in ASU 2025-03 require an entity, involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business, to consider certain factors to determine which entity is the accounting acquirer. ASU 2025-03 is effective prospectively for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the potential effect of this ASU on future transactions; however, the Company does not expect this ASU to have a material effect on the Company’s Consolidated Financial Statements.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On November 26, 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The amendments in this update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Entities may apply the amendments retrospectively for all prior periods presented in the financial statements or prospectively. The Company adopted ASU 2024-04 on January 1, 2026 and is applying the guidance on a prospective basis. The adoption of this ASU did not have an effect on the Company's Consolidated Financial Statements.

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

The Company accounts for product warranties in accordance with ASC 460, “Guarantees.” At the time of sale, the Company recognizes a liability for the estimated future costs associated with warranty claims. The warranty liability is determined based on historical claim experience, product failure rates, and management’s assessment of future warranty costs. Estimates are reviewed periodically and adjusted as necessary to reflect actual experience. Warranty costs are recorded as a component of cost of goods sold and the warranty liability is included in accrued expenses and other current liabilities on the consolidated balance sheet.

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

Recognize revenue as performance obligations are satisfied

The Company recognizes revenue at the time the related performance obligation is satisfied by transferring a promised good or service to its customers. A good or service is considered to be transferred when the customer obtains control. The Company can transfer control of a good or service and satisfy its performance obligations either over time or at a point in time. The Company transfers control of a good or service over time and, therefore, satisfies a performance obligation and recognizes revenue over time if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided by the Company’s performance as it performs, (b) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) the Company’s performance does not create an asset with an alternative use to us, and the Company has an enforceable right to payment for performance completed to date. The Company has determined that one or more of these three criteria are met for such contracts.

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

Revenue from contracts with customers consisted of the following (in millions):

	Year Ended December 31,
	2025	2024
Infrastructure	$1,210.3	$1,071.6
Life Sciences	12.5	9.8
Spectrum	23.2	25.7
Total revenue	$1,246.0	$1,107.1

Accounts receivable, net, from contracts with customers consisted of the following (in millions):

	December 31,
	2025	2024
Infrastructure	$237.0	$184.8
Life Sciences	1.8	1.5
Spectrum	1.7	1.9
Total accounts receivable with customers	$240.5	$188.2

As of January 1, 2024, accounts receivable, net, from contracts with customers totaled $273.2 million.

Infrastructure Segment

DBMG performs its services primarily under fixed-price contracts and recognizes revenue over time using the input method to measure progress for its projects. The most reliable measure of progress is the cost incurred towards delivery of the completed project. Therefore, the input method provides the most reliable method to measure progress. Revenue recognition begins when work has commenced. Costs include all direct material and labor costs related to contract performance, subcontractor costs, indirect labor, and fabrication plant overhead costs, which are charged to contract costs as incurred. Revenues relating to changes in the scope of a contract are recognized when DBMG and the customer or general contractor have agreed on both the scope and price of changes, the work has commenced, and that realization of revenue exceeding the costs is assured beyond a reasonable doubt. Revisions in estimates during the course of contract work are reflected in the accounting period in which the facts requiring the revision become known. Provisions for estimated losses on uncompleted contracts are made in the period a loss on a contract becomes determinable.

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

Service Contracts

For service contracts (including maintenance contracts) where the Company has the right to consideration from the customer in an amount that corresponds directly with the value received by the customer based on our performance to date, revenue is recognized as services are performed. For all other types of service contracts, revenue is recognized over time using the input method to measure progress because it best depicts the transfer of value to the customer. Costs include all direct material and labor costs, subcontractor costs, and allocated overhead costs related to contract performance.

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

The following table disaggregates DBMG's revenue by market (in millions):

	Year Ended December 31,
	2025	2024
Commercial	$371.9	$292.6
Industrial	306.6	307.9
Transportation	192.9	275.3
Healthcare	173.1	151.6
Government	128.8	11.7
Energy	13.5	7.2
Leisure	13.0	9.6
Convention	8.8	14.0
Total revenue from contracts with customers	$1,208.6	$1,069.9
Other revenue	1.7	1.7
Total Infrastructure segment revenue	$1,210.3	$1,071.6

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

Contract liabilities from our long-term construction contracts occur when amounts invoiced to our customers exceed revenues recognized. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation.

The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld (usually 10% or less) pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances, such as contract-specific terms, project performance and other variables that may arise as the Company makes progress toward completion. As of December 31, 2025 and 2024, the total retainage receivable was $81.6 million and $94.1 million, respectively, and the amount of retainage receivable estimated by management to be collected beyond one year is approximately 27.8% and 18.8% of the balance, respectively.

When payment of the retainage is contingent upon the Company fulfilling its obligations under the contract it does not meet the criteria to be included in accounts receivable and remains in the contract’s respective contract assets or contract liability, determined on a contract-by-contract basis. The Company has reflected such amounts within the Consolidated Balance Sheets.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Contract assets and contract liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Costs incurred on contracts in progress	$1,365.3	$1,435.2
Estimated earnings	194.4	75.8
Contract revenue earned on uncompleted contracts	1,559.7	1,511.0
Less: progress billings	1,667.5	1,513.8
	$(107.8)	$(2.8)

The above is included in the accompanying Consolidated Balance Sheets under the following line items:
Contract assets	$64.1	$106.3
Contract liabilities	(171.9)	(109.1)
	$(107.8)	$(2.8)

	December 31,
	2025	2024
Cost in excess of billings and estimated earnings	$28.7	$50.8
Conditional retainage	35.4	55.5
Contract assets	$64.1	$106.3

Billings in excess of costs and estimated earnings	$(218.1)	$(147.7)
Conditional retainage	46.2	38.6
Contract liabilities	$(171.9)	$(109.1)

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

The change in contract assets during the years ended December 31, 2025 and 2024, is a result of the recording of $45.9 million and $68.0 million, respectively, of contract assets driven by new commercial projects, partially offset by $88.1 million and $80.3 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the year ended December 31, 2025 is a result of the recording of periodic contract liabilities of $166.5 million, driven primarily by large initial billings on new commercial projects, partially offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $103.7 million. The change in contract liabilities during the year ended December 31, 2024, is as a result of revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $146.7 million, including from certain large projects completed or nearing completion, partially offset by the recording of periodic contract liabilities of $102.3 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Five Years	Total
Industrial	$406.6	$113.2	$519.8
Transportation	255.6	247.0	502.6
Commercial	285.9	51.4	337.3
Healthcare	182.4	33.2	215.6
Government	95.7	12.9	108.6
Energy	27.1	—	27.1
Convention	0.3	—	0.3
Leisure	0.1	—	0.1
Remaining unsatisfied performance obligations	$1,253.7	$457.7	$1,711.4

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Year Ended December 31,
	2025	2024
Systems and consumables revenue	$12.5	$9.8
Total Life Sciences segment revenue	$12.5	$9.8

Spectrum Segment

Broadcast station revenue is generated primarily from the sale of television airtime in return for a fixed fee or a portion of the related ad sales recognized by the third party. In a typical broadcast station revenue agreement, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. Broadcast station revenue is recognized over the life of the contract, when the program is broadcast. The fees that Spectrum charges can be fixed or variable and the contracts that the Company enters into are generally short-term in nature. Variable fees are usage/sales-based and recognized as revenue when the subsequent usage occurs. Transaction prices are based on the contract terms, with no material judgments or estimates.

Payment Terms

Spectrum has an unconditional right to receive payment of the amount billed generally within 30 days of the invoice date. Payment terms are expressly stated in our standard terms and conditions. The invoiced amount to be received is recorded in Accounts Receivable on our Consolidated Balance Sheet.

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Year Ended December 31,
	2025	2024
Broadcast station	$23.2	$25.7
Total Spectrum segment revenue	$23.2	$25.7

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of December 31, 2025, the transaction price allocated to remaining unsatisfied performance obligations consisted of $10.5 million of broadcast station revenues of which $8.4 million is expected to be recognized within one year and $2.1 million is expected to be recognized within the next 2 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	December 31,
	2025	2024
Contracts in progress	$237.0	$184.9
Unbilled retentions	0.1	0.1
Trade receivables	3.6	3.3
Other receivables	0.6	5.8
Allowance for expected credit losses	(0.2)	(0.1)
Total	$241.1	$194.0

As of January 1, 2024, accounts receivable, net totaled $278.4 million.

For the years ended December 31, 2025 and 2024, the Company recognized expected credit losses of $0.5 million and a reversal of expected credit losses of $0.1 million, respectively.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5. Inventory

Inventory consisted of the following (in millions):

	December 31,
	2025	2024
Raw materials and consumables	$14.9	$19.6
Work in process	0.3	0.4
Finished goods	0.8	0.8
Total inventory	$16.0	$20.8

6. Investments

The carrying values of the Company's investments, by accounting category, were as follows (in millions):

Date	Equity Method (1)	Fair Value (2)	Measurement Alternative (3)	Total
December 31, 2025	$0.9	$—	$0.9	$1.8
December 31, 2024	$0.9	$1.8	$0.9	$3.6
(1) The Company's equity method investments were comprised of MediBeacon and Scaled Cell as of both December 31, 2025 and 2024.
(2) The Company's fair value investments in common stock were comprised of marketable equity securities in two publicly traded companies that were purchased in October 2024 and March 2025, all of which were sold in July 2025.
(3) The Company's measurement alternative method investment was comprised of Triple Ring as of both December 31, 2025 and 2024.

The Company's recognized share of net losses from its equity method investments was $5.9 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend.

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased from 45.9% prior to the transactions to 44.7% subsequent to the transactions. On a fully diluted basis, Pansend's ownership in MediBeacon decreased from 40.1% prior to the transactions to 39.7% subsequent to the transactions. As a result of these transactions, Pansend recognized a step-up gain of $4.4 million which is reflected in Other income, net in the Consolidated Statements of Operations for the year ended December 31, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, driven by the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

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

MediBeacon's total outstanding principal amount of notes due to Pansend was $0.5 million and $12.0 million, as of December 31, 2025 and 2024, respectively. Interest income earned by Pansend from the MediBeacon notes totaled $0.1 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively. The related accrued interest receivable was $0.4 million and $1.7 million, as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive for December 31, 2025 and 2024, of the $0.5 million and $12.0 million, respectively, in convertible and secured promissory notes which has been offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $19.8 million as of December 31, 2025.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Scaled Cell

As of both December 31, 2025 and 2024, the Company held 240,613 shares of Scaled Cell, representing a 20.1% interest. Scaled Cell is an immunotherapy company developing a novel autologous cell therapy system to potentially improve current chimeric antigen receptor T-cell ("CAR-T") treatments.

Triple Ring

As of both December 31, 2025 and 2024, the Company held a 7.2% common interest (1.6% on a fully diluted basis) in Triple Ring, which is accounted for using the measurement alternative method. The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, Investments—Equity Securities, whereby the Company can elect to measure an equity security without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value (net asset value) at its cost minus impairment, if any.

Marketable Securities

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, and in March 2025, the Company purchased common shares in the open market of another publicly traded company for $0.3 million. Both purchases represented less than 1% of the total outstanding equity of the respective issuers. In July 2025, all of these shares were sold for aggregate proceeds of $2.9 million. Prior to their disposal, these securities were remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs. For the years ended December 31, 2025 and 2024, fair value gains of $0.8 million and unrealized fair value losses of $0.2 million, respectively, related to these securities were included in Other income, net in the Consolidated Financial Statements.

7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	December 31,
	2025	2024
Equipment, furniture and fixtures, and software	$223.3	$211.0
Building and leasehold improvements	42.4	36.8
Land	25.3	18.6
Construction in progress	16.3	8.0
Plant and transportation equipment	6.7	7.4
	$314.0	$281.8
Less: Accumulated depreciation	172.2	148.2
Total	$141.8	$133.6

Depreciation expense was $22.9 million and $25.0 million for the years ended December 31, 2025 and 2024, respectively. These amounts included $12.9 million and $15.3 million of depreciation expense recognized within cost of revenue for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the gross value of capitalized internal-use software included in PP&E was $21.0 million and $20.7 million, respectively, and the net book value as of December 31, 2025 and 2024, was $6.6 million and $9.8 million, respectively.

Assets held-for-sale are included within Other current assets in the Consolidated Balance Sheets. As of December 31, 2025, there were no assets held-for-sale. As of December 31, 2024, there were $7.0 million in assets held-for-sale, which primarily consisted of one building and associated building improvements, land, and equipment at the Company's Infrastructure segment.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance at December 31, 2023	$105.7	$21.4	$127.1
Translation adjustments	(0.4)	—	(0.4)
Balance as of December 31, 2024	$105.3	$21.4	$126.7
Translation adjustments	0.3	—	0.3
Balance as of December 31, 2025	$105.6	$21.4	$127.0

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Indefinite-Lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	December 31,
	2025	2024
Federal Communications Commission ("FCC") licenses	$107.9	$107.7
Total	$107.9	$107.7

The weighted-average period prior to the next renewal for FCC licenses was 4.4 years and 5.4 years as of December 31, 2025 and 2024, respectively. While broadcast television licenses are issued for a fixed period of time (generally eight years), renewals of these licenses have occurred routinely and at nominal cost. In addition, the Company does not believe that the expiration or non-renewal of any of its FCC licenses would have a material adverse effect on the expected future cash flows and profitability.

Definite-Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite-lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(12.6)	$12.6
Customer relationships and contracts	11 years	87.6	(54.3)	33.3
Channel sharing arrangements	35 years	12.6	(2.5)	10.1
Other	10 years	3.6	(2.3)	1.3
Total		$129.0	$(71.7)	$57.3

	Weighted-Average Original Useful Life	December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.1	$(11.0)	$14.1
Customer relationships and contracts	11 years	87.4	(49.1)	38.3
Channel sharing arrangements	35 years	12.6	(2.2)	10.4
Other	10 years	3.9	(2.0)	1.9
Total		$129.0	$(64.3)	$64.7

Amortization expense for definite-lived intangible assets was $7.5 million and $7.9 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense is included in Depreciation and amortization in the Consolidated Statements of Operations.

Amortization

Future estimated annual amortization expense for intangible assets as of December 31, 2025, is as follows (in millions):

Estimated Amortization
2026	$6.7
2027	4.9
2028	4.9
2029	4.7
2030	4.5
Thereafter	31.6
Total	$57.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

9. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2026 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	December 31,
		2025	2024
Right-of-use assets:
Operating lease	Other assets (non-current)	$52.9	$53.7
Finance lease	Property, plant and equipment, net	0.1	0.5
Total right-of-use assets		$53.0	$54.2

Lease liabilities:
Current portion of operating lease	Other current liabilities	$12.9	$12.9
Non-current portion of operating lease	Other liabilities	42.9	43.5
Finance lease	Debt obligations	0.1	0.6
Total lease liabilities		$55.9	$57.0

The following table summarizes the components of lease expense (in millions):

	Year Ended December 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$0.2	$0.4
Interest on lease liabilities	—	0.1
Net finance lease cost	0.2	0.5
Operating lease cost	18.2	17.5
Variable lease cost	0.6	0.6
Sublease income	—	(0.7)
Total non-current lease cost	19.0	17.9
Short-term lease costs	27.1	30.0
Total lease cost	$46.1	$47.9

Based on the short-term leases executed as of December 31, 2025, the Company expects that it will incur approximately $12.1 million in estimated short-term lease costs for the year ended December 31, 2026.

Cash flow information related to leases is as follows (in millions):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases(1)	$19.4	$19.3
Operating cash flows for finance leases	$—	$0.1
Financing cash flows for finance leases	$0.3	$0.4

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$15.6	$18.5
Finance leases	$0.1	$—
(1) The above amounts exclude $4.0 million received during the year ended December 31, 2025, and $4.0 million received during the year ended December 31, 2024 for a lease modification incentive. See below for additional information.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On May 1, 2024, a subsidiary of DBMG amended the termination date of three property leases that had an original expiry date of March 31, 2031. In exchange, and as an inducement for DBMG to early terminate, the landlord agreed to pay DBMG $12.0 million in surrender fees in three equal installments, contingent on timely vacate and inspection milestones, of which DBMG received $4.0 million in surrender fees in 2024 and $4.0 million in surrender fees in 2025, with the remaining $4.0 million payment due to DBMG due within five business days of the vacate date in 2027 for the remaining property lease. After final surrender of the properties, DBMG will have no further obligations under these leases. The Company accounted for this transaction as a lease modification and recognized a $8.7 million gain on lease modification, which is included in Other operating income in the Consolidated Statement of Operations for the year ended December 31, 2024.

The weighted-average remaining lease terms and the weighted-average discount rates for the Company's leases were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	6.6	7.4
Weighted-average remaining lease term (years) - finance leases	2.1	2.7
Weighted-average discount rate - operating leases	6.4%	6.1%
Weighted-average discount rate - finance leases	5.0%	5.3%

Future minimum lease commitments (undiscounted) as of December 31, 2025, were as follows (in millions):

	Operating Leases	Finance Leases
2026	$15.5	$0.1
2027	13.6	—
2028	10.1	—
2029	6.5	—
2030	4.9	—
Thereafter	17.2	—
Total future minimum lease payments	67.8	0.1
Less: amounts representing interest	(12.0)	—
Total lease liability	$55.8	$0.1

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	December 31,
	2025	2024
Prepaid assets	$10.6	$10.9
Assets held-for-sale	—	7.0
Income tax receivable	4.4	0.6
Other	3.2	2.5
Total other current assets	$18.2	$21.0

Other Assets

Other assets, which are reflected within non-current assets in the Consolidated Balance Sheets, consisted of the following (in millions):

	December 31,
	2025	2024
Right-of-use assets	$52.9	$53.7
Restricted cash - non-current	0.6	0.5
Other	7.3	8.1
Total other assets	$60.8	$62.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Accrued expenses	$12.8	$13.4
Accrued payroll and employee benefits	36.7	34.1
Accrued interest and exit fees (current portion)	72.1	61.0
Accrued sales and use taxes	0.3	0.4
Accrued income taxes	0.6	0.8
Total accrued liabilities	$122.5	$109.7

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Operating lease liability, current portion	$12.9	$12.9
Other	4.0	4.3
Total other current liabilities	$16.9	$17.2

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Consolidated Balance Sheets, consisted of the following (in millions):

	December 31,
	2025	2024
Operating lease liability, net of current portion	$42.9	$43.5
Accrued interest (non-current portion)	—	0.7
Other	3.4	2.6
Total other liabilities	$46.3	$46.8
Asset Retirement Obligations

The changes in the carrying amounts of the Company's Asset Retirement Obligations ("ARO") included in Other liabilities above are as follows (in millions):

	December 31,
	2025	2024
Carrying value, beginning of year	$1.9	$1.9
Accretion expense	0.2	0.2
Revisions in estimated cash flows	0.1	(0.2)
Carrying value, end of year	$2.2	$1.9

The AROs relate to Spectrum’s tower leases and related tower assets, which are removable and can be retired or redeployed elsewhere. The Company’s obligations represent the present value of future costs associated with the removal of certain assets imposed by the existing tower lease agreements.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	Maturity Date	December 31,
Infrastructure		2025	2024
SOFR plus 2.75% Revolving Credit Facility	May 20, 2030	$15.0	$—
SOFR plus 2.75% Term Loan	May 20, 2030	72.6	—
PRIME minus 0.75% Revolving Credit Facility		—	45.0
3.25% Term Loan		—	74.6
PRIME minus 0.75% Term Loan		—	24.5
Obligations under finance leases	Various	0.1	0.6
Total Infrastructure		$87.7	$144.7

Spectrum
8.50% Note	September 30, 2026	$19.3	$19.3
11.45% Notes	September 30, 2026	50.4	50.4
Total Spectrum		$69.7	$69.7

Life Sciences
Lancer Promissory Note	August 1, 2026	$47.9	$24.0
Total Life Sciences		$47.9	$24.0

Non-Operating Corporate
10.50% Senior Secured Notes (1)	February 1, 2027	$360.4	$—
9.50% Convertible Senior Notes (1)	March 1, 2027	53.5	—
CGIC Promissory Note (1)	April 30, 2027	45.9	31.0
SOFR plus 5.75% Revolving Line of Credit	September 15, 2026	20.0	20.0
8.50% Senior Secured Notes	February 1, 2026	1.9	330.0
7.50% Convertible Senior Notes	August 1, 2026	0.2	48.9
Total Non-Operating Corporate		$481.9	$429.9

Total outstanding principal		$687.2	$668.3
Unamortized issuance discount, issuance premium, and deferred financing costs		(25.5)	(5.5)
Less: current portion of debt obligations (1)		(581.4)	(162.2)
Debt obligations, net of current portion		$80.3	$500.6
(1) Certain debt instruments with long-term maturity dates have been classified as current obligations as of December 31, 2025, due to contingent mandatory prepayment provisions contained in the agreements that could require repayment within one year of the balance sheet date if certain asset sales occur, resulting in uncertainty regarding the timing of repayment.

In August 2025, INNOVATE closed on a series of indebtedness refinancing transactions that extended certain of the Company's debt maturities within its Life Sciences, Spectrum and Non-Operating Corporate segments. Total third-party fees related to the refinancing transactions, that were expensed as a result of these refinancing transactions being classified as modifications or troubled debt restructurings under ASC 470 as described below, totaled $4.5 million for the year ended December 31, 2025.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2025, estimated future aggregate finance lease and principal debt payments based on contractual maturities, excluding interest, were as follows (in millions):

	Finance Leases	Debt	Total
2026	$0.1	$145.2	$145.3
2027	—	466.1	466.1
2028	—	5.8	5.8
2029	—	6.4	6.4
2030	—	63.6	63.6
Total aggregate finance lease and debt principal payments	$0.1	$687.1	$687.2

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

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement. The DBMG Credit Agreement contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not yet been triggered, the DBMG debt instruments remain classified as non-current as of December 31, 2025, except amounts due within the 2026 fiscal year, as originally defined in the DBMG Credit Agreement.

Due to multiple lenders being party to the new DBMG Credit Agreement, the May 20, 2025 transactions were determined to be either an extinguishment or modification under ASC 470-50, Debt - Modifications and Extinguishments ("ASC 470-50") or the incurrence of new debt, depending on the specific lender. For the portions of the debt classified as extinguishments, losses on extinguishment totaling $0.3 million, were included within Other income, net on the Consolidated Statement of Operations for the year ended December 31, 2025. For the debt portions classified as modifications or new debt, new incremental deferred financing fees totaling $1.8 million were capitalized as original issue discounts and included in the carrying amount of the debt in the Consolidated Balance Sheet and $0.1 million in fees paid to third parties were expensed. Capitalized fees are amortized over the remaining life of the debt under the effective interest rate method and are included in interest expense.

DBMG had availability for revolving loans of $119.9 million and $89.9 million, as of December 31, 2025 and 2024, respectively. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 6.8% and 7.0%, as of December 31, 2025 and 2024, respectively. The new DBMG Revolving Facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line, whereas under the Prior DBMG Credit Agreement, the commitment fee was equal to 0.25% per annum times the average daily unused availability under the line.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Principal payments and interest on DBMG's term loan are paid monthly, and the effective interest rate was 7.4% as of December 31, 2025. Prior to the new DBMG Credit Agreement, DBMG had two term loans under the Prior DBMG Credit Agreement. As of December 31, 2024, the $74.6 million term loan bore interest at an annual rate of 3.25%, with an effective interest rate of 3.3%. As of December 31, 2024, the $24.5 million term loan bore interest at PRIME minus 0.75%, at the same rate as the prior revolving loans.

DBMG is in compliance with its debt covenants as of December 31, 2025.

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
As a result of the Spectrum Notes Extension, additional exit fees of $9.9 million were incurred. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as an original issue discount ("OID") and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A liability for the total exit fees of $25.8 million and $15.9 million was reflected within Accrued liabilities in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively. Accrued interest of $27.9 million and $20.5 million, as of December 31, 2025 and 2024, respectively, is reflected within Accrued liabilities in the Consolidated Balance Sheets and is payable upon maturity of the notes. As of December 31, 2025 and 2024, the weighted-average effective interest rate on the notes, as amended, was 25.0% and 22.8% per annum, respectively.

In connection with the Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes are not repaid in full in cash on or before November 1, 2025, the side letter provides that Company is required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum letter, management initiated a strategic process for HC2B. The Company has met or extended all milestones associated with the sale as of December 31, 2025. Subsequent to year-end, the December 31, 2025 milestone for a confidential information memorandum and bid process letter, was met on the revised date of January 8, 2026. The February 1, 2026 milestone for the submission of at least one bona fide indication of interest in an HC2B sale was waived. The March 1, 2026 milestone for an executed letter of intent regarding an HC2B sale, was extended to March 27, 2026. As of the date of this Annual Report on Form 10-K, the Company is in compliance with the milestone covenants.

The Spectrum Letter also requires INNOVATE to utilize proceeds from a sale of certain assets, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of the Spectrum Notes. Assuming there are sufficient proceeds remaining after such repayment, INNOVATE is required to purchase the institutional investors' equity interests in HC2B and DTV for an aggregate purchase price of $2.0 million. The lenders hold 20,408 shares of common stock in HC2B, 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which can be exercised at any time until August 31, 2028, at an exercise price of $0.01 per share. These redeemable non-controlling interests totaling $2.6 million are reflected at carrying value as redeemable non-controlling interests in the Consolidated Balance Sheet as of December 31, 2025. As of December 31, 2025, Management has evaluated this redeemable non-controlling interest and determined that redemption is not probable at this time due to the uncertainty of redemption. Therefore, the carrying amount has not been adjusted to redemption value. The Company will continue to monitor for any changes in circumstances.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

As of December 31, 2025 and 2024, the effective interest rate on the note, as amended, was 17.0% and 57.8%, respectively. Interest expense, including amortization of fees, related to the Lancer Note was $14.7 million and $9.8 million for the years ended December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, $5.3 million and $6.6 million of accrued interest, excluding exit fees and extension fees, was capitalized into the principal balance.

As of December 31, 2025, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Consolidated Balance Sheet, was $46.6 million, inclusive of $47.9 million of principal (which includes capitalized interest and fees), partially offset by $1.3 million of the unamortized OID for the extension fee. As of December 31, 2024, the carrying amounts relating to the note totaled $31.9 million, inclusive of $24.0 million of principal and capitalized interest, which total was included within Current portion of debt obligations in the Consolidated Balance Sheet, and $7.9 million in total accrued exit fees which were included within Accrued liabilities in the Consolidated Balance Sheet.

Effective January 31, 2024, when the 20% $20.0 million note was entered into with Lancer Capital, which replaced the prior 20% note, the note included an exit fee of 10.5% of the principal amount to be repaid. As a result of the addition of the exit fee, the transaction was determined to be an extinguishment of debt under ASC 470-50, and the $2.2 million exit fee was included as a loss on debt extinguishment within Other income, net on the Consolidated Statement of Operations for the year ended December 31, 2024. The original maturity date of the 20% $20.0 million note was April 30, 2024, which was then extended on May 17, 2024, to December 31, 2024. The May 17, 2024 amendment included an amendment to the exit fees and was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at any time, and, therefore, the additional exit fees were amortized using the effective interest method and were included in interest expense.

During the first quarter of 2025, with an effective date of December 31, 2024, the maturity date of the note was extended to August 1, 2025, and an additional exit fee of $1.0 million was incurred under the amendment, which increased by $1.0 million each month. The base exit fee, as amended, would increase each month and would equal 13.09% of the principal amount being repaid at maturity. The amendment was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the debt at any time, and, therefore, the additional exit fees were amortized over the term of the note using the effective interest rate method and were included in interest expense. The total new exit fees associated with the notes were recorded as an OID of $8.7 million and were amortized over the remaining term of the note. A corresponding liability for the new exit fees of $8.7 million was recorded for total accrued exit fees of $16.5 million which were included within Accrued liabilities in the Consolidated Balance Sheet prior to the August 4, 2025 amendment.

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

10.50% Senior Secured Notes due 2027

In August 2025, the Company closed on an exchange offer and consent solicitation to eligible holders of its 8.50% senior secured notes due 2026 ("8.50% 2026 Senior Secured Notes") to exchange such notes for newly issued 10.50% senior secured notes due 2027 (the “10.50% 2027 Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “10.50% 2027 Senior Secured Notes Indenture”) governing the 10.50% 2027 Senior Secured Notes and the Company issued $360.4 million aggregate principal amount of 10.50% 2027 Senior Secured Notes as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amount includes fees payable to the lenders and $52.50 principal amount of 10.50% 2027 Senior Secured Notes per $1,000 principal amount of 8.50% 2026 Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 8.50% 2026 Senior Secured Notes that was due on August 1, 2025.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $20.6 million for the year ended December 31, 2025. As of December 31, 2025, the total carrying amount related to the note was $345.5 million, inclusive of $360.4 million aggregate principal outstanding, partially offset by $13.9 million of the unamortized OID and $1.0 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of December 31, 2025.

10.50% 2027 Senior Secured Notes Terms and Conditions

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Certain Covenants. The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company had a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, the Company has thus been required to commence a sales process for DBMG. The sales process for DBMG has separate milestone requirements, which the Company has either met or extended as of December 31, 2025. In addition, subsequent to year end, the February 1, 2026 milestone for a final bid or term sheet was extended to March 1, 2026 and was met on this revised date. The March 1, 2026 milestone for a fully executed purchase agreement, has been extended to April 1, 2026. As of the date of this Annual Report on Form 10-K, the Company is in compliance with the milestone covenants.

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

8.50% Senior Secured Notes due 2026

The original $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes") were issued in 2021 at 100% of par. In August 2025, the Company exchanged $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes for new 10.50% 2027 Senior Secured Notes, as discussed above. As of December 31, 2025, the Company had $1.9 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes remaining. Subsequent to year end, on February 2, 2026, the Company repaid the remaining principal balance and all accrued interest.

The 2026 Senior Secured Notes had a stated annual interest rate of 8.50% and had an effective interest rate of 9.3%, which reflected the initial $10.8 million of deferred financing fees in 2021, including underwriting fees. There was a negligible amount and $2.8 million of remaining unamortized deferred financing fees as of December 31, 2025 and 2024, respectively. Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $17.9 million and $30.4 million for the years ended December 31, 2025 and 2024, respectively.

8.50% 2026 Senior Secured Notes Terms and Conditions

Maturity. The 8.50% 2026 Senior Secured Notes matured on February 1, 2026.

Interest. The 2026 Senior Secured Notes accrued interest at a rate of 8.50% per year. Interest on the 2026 Senior Secured Notes was paid semi-annually on February 1 and August 1 of each year.

2027 Convertible Notes

On August 4, 2025, the Company settled the exchanges (collectively, the “Convertible Notes Exchanges”) under its privately negotiated exchange agreements (collectively, the “Exchange Agreements”) with certain holders of its 7.5% Convertible Senior Notes due 2026 ("the 2026 Convertible Notes"). Pursuant to the Exchange Agreements, the Company exchanged $48.7 million of the then outstanding aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”), which is the total outstanding principal amount as of December 31, 2025. The new principal amount includes fees payable to the lenders and $47.50 principal amount of 2027 Convertible Notes per $1,000 principal amount of 2026 Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 2026 Convertible Notes that was due on August 1, 2025.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The initial maximum number of securities underlying the 2027 Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the 2027 Convertible Notes Indenture, and assuming that the Company has obtained the requisite stockholder approval referred to above, is 1,543,174 shares of the Company’s common stock. As of December 31, 2025, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of our common stock, for a total of 1,263,308 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on December 31, 2025, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

The convertible notes exchange was determined to be a modification of debt under ASC 470-50, as the terms of the debt were not determined to be substantially different, including taking into consideration the ability to prepay the 2027 Convertible Notes at any time. Pursuant to ASC 470-50, because the exchange was deemed to be a modification and the fair value of the embedded conversion feature (evaluated under ASC 815-40 and determined not to be bifurcated as a derivative) increased, the carrying amount of the debt was adjusted accordingly, with a corresponding $0.5 million credit recorded to additional paid-in capital ("APIC"). Therefore, the following amounts were recorded as an OID or deferred financing cost and are being amortized into interest expense over the term of the new 2027 Convertible Notes using the effective interest rate method: total new fees and additional interest of $2.9 million payable to the lenders and capitalized into the principal amount for the convertible notes exchanged, remaining unamortized deferred financing fees of $0.2 million allocated from the 2026 Convertible Notes exchanged, and a discount of $0.5 million, attributable to the increase in fair value of the embedded conversion option, offset partially by $2.4 million in remaining unamortized premiums allocated from the 2026 Convertible Notes exchanged. The effective interest rate on the 2027 Convertible Notes is 11.1%.

Aggregate interest expense, including the contractual interest coupon and amortization was $2.4 million for the year ended December 31, 2025. As of December 31, 2025, the total carrying amount related to the note was $52.5 million, inclusive of $53.5 million aggregate principal outstanding, partially offset by a remaining unamortized net OID of $0.8 million and unamortized deferred financing fees of $0.2 million.

2027 Convertible Notes Terms and Conditions

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

Asset Sale Offer. If the Company completes certain assets sales, the Company may be required in certain circumstances to make an offer to purchase the 2027 Convertible Notes with the net cash proceeds from such an asset sale (After the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, and all other Senior Debt) at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

2026 Convertible Notes

The original $51.8 million aggregate principal amount of 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee. During July 2024, INNOVATE repurchased $2.9 million principal amount of its 2026 Convertible Notes at a market discount for $1.1 million, which was inclusive of accrued interest of $0.1 million. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, the Company exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of December 31, 2025, the Company has $0.2 million aggregate principal remaining of the 2026 Convertible Notes.

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

As of December 31, 2025, the remaining 2026 Convertible Notes had a net carrying value of $0.2 million. The effective interest rate on the remaining 2026 Convertible Notes as of December 31, 2025 was 3.0%. As of December 31, 2024, the 2026 Convertible Notes had a net carrying value of $52.3 million, inclusive of an unamortized premium of $3.8 million and unamortized deferred financing costs of $0.4 million.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount, net of premium and deferred financing costs was $0.9 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of INNOVATE's common stock, which is equivalent to a conversion price of approximately $42.31 per share, for a total of 3,781 shares of common stock, as adjusted for the reverse stock split in 2024, and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on December 31, 2025, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

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

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both December 31, 2025 and 2024, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on August 4, 2025, is September 15, 2026. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of December 31, 2025 and 2024, the effective interest rate on the Revolving Line of Credit, as amended, was 10.0% and 10.6%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based on the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indentures that govern the Company's senior secured notes.

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

Revolving Credit Agreement Terms and Conditions

Ranking. Obligations under the Revolving Credit Agreement constitute First-Out Debt, as defined in the Secured Indenture, and are secured on a pari passu basis with the 2027 Senior Secured Notes.

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

CGIC Promissory Note

On August 4, 2025, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has an interest rate of 16.0%, and an effective interest rate of 14.6% as of December 31, 2025. Interest on the amended CGIC Note will be paid monthly and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. As part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The original CGIC subordinated unsecured promissory note, which was entered into in 2023 in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), had a principal amount of $35.1 million, an original maturity date of February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter. As of December 31, 2024, the effective interest rate on the note, as adjusted, was 17.5%. The CGIC note required a mandatory prepayment from the proceeds from certain asset sales and the greater of $3.0 million or 12.5% of the net proceeds from certain equity sales. As a result of the closing of the rights offering and concurrent private placement in 2024 (refer to Note 16. Equity and Temporary Equity), INNOVATE redeemed $4.1 million of the CGIC Note on April 26, 2024. The mandatory prepayment requirement for certain equity sales was removed under the August 4, 2025 amendment.

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

For the years ended December 31, 2025 and 2024, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $5.9 million and $5.7 million, respectively, and cash paid for interest to CGIC was $3.2 million and $4.6 million, respectively. Subsequent to August 4, 2025, in accordance with the terms of the amended CGIC Note, $2.9 million of interest was capitalized into the principal balance. As of December 31, 2025, the total carrying amount related to the note was $46.8 million, inclusive of $45.9 million of principal (including capitalized interest) and a net unamortized premium of $0.9 million. As of December 31, 2024, the total carrying amount of the note was $31.0 million and accrued interest payable was $3.4 million.

CGIC Note Terms and Conditions

Issue Price. The issue price of the CGIC Note was 100% of par.

Ranking. The note is a part of the Company’s general unsecured and unsubordinated obligations and will rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the notes. The notes will be effectively subordinated to all of the Company’s existing and future secured indebtedness, including the Company’s 2027 10.50% Senior Secured Notes, 2026 8.50% Senior Secured Notes, 2027 Convertible Notes, 2026 Convertible Notes and structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries, including trade credit.

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

Events of Default. The note contains customary events of default and contains cross-default provisions with other INNOVATE debt instruments which could, subject to certain conditions, cause the note to become immediately due and payable.

INNOVATE is in compliance with its debt covenants as of December 31, 2025.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12. Income Taxes

The income tax expense (benefit) for income taxes for the years indicated were as follows (in millions):

	Year Ended December 31,
	2025	2024
Current tax expense
Federal	$(1.0)	$0.6
State	2.6	4.5
Foreign	1.0	0.7
Net current tax expense	$2.6	$5.8
Deferred tax expense (benefit)
Federal	$0.3	$0.2
Foreign	(0.4)	0.3
Net deferred tax (benefit) expense	$(0.1)	$0.5

Income tax expense	$2.5	$6.3

The US and foreign components of income (loss) from continuing operations before income taxes for the years indicated were as follows (in millions):

	Year Ended December 31,
	2025	2024
US	$(63.3)	$(36.1)
Foreign	1.8	2.7
Loss from continuing operations before income taxes	$(61.5)	$(33.4)

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (in millions):

	Year Ended December 31, 2025
	Amount	Percent
Tax (benefit) at federal statutory rate	$(12.9)	21.0%
State tax, net of federal benefit(1)	1.9	(3.1)%
Foreign Tax Effects	0.3	(0.5)%
Increase (decrease) in valuation allowance	12.7	(20.7)%
Non-taxable or non-deductible items:
Non-deductible meals and entertainment	0.7	(1.1)%
Other Adjustment:
Other	(0.2)	0.3%
Income tax expense	$2.5	(4.1)%
(1) State taxes in New York, California, and Louisiana made up the majority (greater than 50%) of the tax effect in this category.

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective rate for the years ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 (in millions):

Year Ended December 31, 2024
Amount
Tax (benefit) at federal statutory rate	$(7.0)
State tax, net of federal benefit	(1.3)
Non-deductible meals and entertainment	0.5
Executive and stock compensation	2.1
Increase (decrease) in valuation allowance	19.8
Tax rate changes	(4.9)
Return to provision	(3.8)
Other	0.9
Income tax expense	$6.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Income tax expense of $2.5 million for the year ended December 31, 2025, primarily relates to the tax expense for taxpaying entities for which there was a decrease in tax expense due to the decrease in pre-tax results. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law, introducing various changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, and the treatment of research and development expenditures. Under ASC 740, the effects of newly enacted tax legislation must be recognized in the period that includes the enactment date. Management has evaluated the provisions of the OBBBA and their current and potential impact on the financial statements. Based on this evaluation, the Company does not expect the OBBBA to have a material effect on the current or deferred income tax balances, effective tax rate, or overall financial position. The effects of the legislation have been reflected in the Company’s income tax provision for the year ended December 31, 2025. The Company will continue to monitor developments and assess the impact of the OBBBA as additional guidance becomes available and as facts and circumstances evolve.

The following table presents income taxes paid, net of refunds, for the year ended December 31, 2025, based on the adoption of ASU 2023-09 (in millions):

	Year Ended December 31, 2025
	Amount	Percent
Federal	$0.9	14.0%
State:
California	1.5	23.4%
New York	1.2	18.8%
Louisiana	0.8	12.5%
Other state jurisdictions	1.2	18.8%
Foreign:
Canada	0.5	7.8%
Other foreign jurisdictions	0.3	4.7%
Total income taxes paid, net of refunds	$6.4	100.0%

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax purposes. Net deferred tax balances as of the years indicated were comprised of the following (in millions):

	December 31,
	2025	2024
Net operating loss carryforwards	$81.6	$79.2
Basis difference in fixed assets	0.4	0.4
Deferred compensation	7.6	8.1
Sec. 163(j) carryforward	74.4	68.3
Deferred Interest	4.3	—
Lease liability	15.5	15.7
Investment in partnership	10.5	10.8
Other deferred tax assets	8.1	8.1
Total deferred tax assets	202.4	190.6
Valuation allowance	(138.6)	(128.9)
Total net deferred tax assets	$63.8	$61.7

Basis difference in fixed assets	(17.0)	(16.4)
Right-of-use assets	(14.7)	(15.0)
Basis difference in intangibles	(32.7)	(30.4)
Lease termination	(0.7)	(1.5)
Other deferred tax liabilities	(1.4)	(1.2)
Total deferred tax liabilities	$(66.5)	$(64.5)

Net deferred tax liabilities	$(2.7)	$(2.8)

Net deferred tax asset per Consolidated Balance Sheet	$2.0	$1.6
Deferred tax liabilities per Consolidated Balance Sheet	4.7	4.4
Total net deferred tax liabilities	$(2.7)	$(2.8)

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

The Company records valuation allowances for deferred tax assets when, based on management's judgment, it is more likely than not that such assets will not be realized. This assessment is based on projections of future income or loss and other positive and negative evidence by individual tax jurisdiction. Changes in industry and economic conditions and the competitive environment may impact these projections. During each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowances are appropriate.

Management evaluated the need to maintain the valuation allowance against the deferred taxes of the INNOVATE Corp. U.S. consolidated tax group ("the group") for each of the reporting periods based on the positive and negative evidence available. The objective negative evidence evaluated was the group’s historical operating results over the prior three-year period. The group is in a cumulative three-year loss as of December 31, 2025, which provides negative evidence that is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the group’s deferred tax assets. While positive evidence exists by way of unrealized gains in the Company’s investments, management concluded that the negative evidence outweighs the positive evidence. Thus, it is more likely than not that the group’s US deferred tax assets will not be realized. However, as the Company executes potential sales of subsidiaries, management expects that such event would likely provide sufficient positive evidence to support the realization of certain deferred tax assets, which could result in a material release of the Company’s valuation allowance.

Valuation allowances have been maintained against deferred tax assets based on losses generated by certain businesses that are not included in the INNOVATE Corp. U.S. consolidated income tax return. Generally, consolidation rules under the Internal Revenue Code require consolidation of like-kind entities with an 80% or greater equity ownership, and each individual state or foreign jurisdiction has their own distinct consolidation rules which vary.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of December 31, 2025, the Company has not recognized any deferred tax liabilities associated with undistributed earnings of its foreign subsidiaries, as these earnings are considered permanently reinvested. Determination of the amount of unrecognized deferred income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and withholding taxes payable in various foreign jurisdictions, which could potentially be offset by foreign tax credits.

Net Operating Losses

At December 31, 2025, the Company had gross U.S. net operating loss ("NOL") carryforwards available to reduce future taxable income of the U.S. consolidated group in the amount of $176.3 million. The Company expects that approximately $123.0 million of the gross U.S. NOL carryforwards would be available to offset taxable income in 2026 and later periods. This estimate may change based on changes to actual results reported on the 2025 U.S. tax return. The amount of U.S. NOL carryforwards reflected in the financial statements differ from the amounts reported on the U.S. tax return due to uncertain tax positions related to tax laws and regulations that are subject to varied interpretation by the Internal Revenue Service ("IRS").

Due to U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") in 2017, U.S. NOL carryforwards in the amount of $141.8 million, generated after 2017 have an indefinite carryforward period. U.S. NOL carryforwards, in the amount of $34.5 million, generated prior to 2018 will expire, if unused, by 2037.

Additionally, as of December 31, 2025, the Company had $164.3 million of gross U.S. NOL carryforwards from its subsidiaries that do not qualify to be included in the INNOVATE U.S. consolidated income tax return, including $115.7 million from R2 Technologies, $45.9 million from DTV, and other entities of $2.7 million. Of the $164.3 million of gross U.S. NOL carryforwards, $128.2 million was generated after 2017 and will have an indefinite carryforward period; the remaining $36.1 million was generated prior to 2018 and will expire, if unused, by 2037.

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

As of December 31, 2025, the Company had foreign operating loss carryforwards of approximately $0.6 million.

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

The Company did not have any unrecognized tax benefits as of December 31, 2025 and 2024, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretations by the IRS.

Below is a tabular reconciliation of the total amount of unrecognized tax benefits as of the years indicated (in millions):

	Year Ended December 31,
	2025	2024
Uncertain tax benefits - January 1	$17.6	$17.6
Gross decreases - Tax positions in prior year	—	—
Uncertain tax benefits - December 31	$17.6	$17.6

Examinations

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2024 remain open for examination.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company is currently under examination in various state and foreign tax jurisdictions. The open tax years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the applicability of income tax credits for the relevant tax period. Given the nature of tax audits, there is a risk that disputes may arise.

13. Commitments and Contingencies

Unrecorded future minimum purchase commitments as of December 31, 2025, were as follows (in millions) :

2026	$362.0
2027	0.1
2028	0.1
2029	0.1
Total commitments	$362.3

The Company’s future minimum purchase commitments are primarily for materials and subcontractor costs to be used in its construction projects. The amounts are fixed and determinable and do not include variable components.

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Consolidated Financial Statements. Such legal matters may include, but is not limited to, actions or claims relating to sensitive data, including proprietary business information and intellectual property, personally identifiable information of employees and contractors, cyber-attacks, data breaches and non-compliance with contractual or other legal obligations. Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class-action lawsuits, government investigations and regulatory proceedings can be costly to defend and, depending on the class size and claims, could be costly to settle. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Consolidated Financial Statements. The Company records a liability in its Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated as well as any legal costs incurred related to the litigation. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's Consolidated Financial Statements. Any legal or other expenses associated with the litigation are accrued for as the expenses are incurred. The Company maintains liability insurance that insures it against workers’ compensation, personal and bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, and employment practices liability. There can be no assurance that the liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

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

GrayWolf Collective Action Claim

On March 24, 2026, a subsidiary of DBM Global, GrayWolf Integrated Construction Company, received a draft of a purported Collective Action Complaint entitled Hilario Riviera, Individually and for Others Similarly Situated v. GrayWolf Integrated Construction Company (the "Draft Complaint") alleging that GrayWolf failed to properly pay Riviera for all hours worked because GrayWolf automatically rounded the punch in and punch out times for work to the nearest half hour for GrayWolf’s own primary benefit and to the detriment of Riviera and other hourly employees. The Draft Complaint also states that GrayWolf paid Riviera and other hourly employees “per diems,” not reasonably calculated to reimburse expenses and based on time worked, but GrayWolf excluded “per diems” from their regular rate of pay for overtime purposes. The action is purported to be brought under the Fair Labor Standards Act (the "FLSA") on behalf of hourly employees for the last three years who had wages rounded or received "per diems". GrayWolf intends to enter into a “Tolling Agreement” with the Plaintiff to stay any statute of limitations while GrayWolf investigates this matter and expects that it will vigorously contest the allegations. Accordingly, the Company cannot reasonably estimate any range of potential loss at this time.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of December 31, 2025, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $680.2 million. As of December 31, 2024, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $183.9 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+, AA- and AA.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company maintains all cash and cash equivalents at accredited financial institutions, in amounts that exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company held $7.6 million and $5.5 million of cash and restricted cash in foreign accounts as of December 31, 2025 and 2024, respectively, none of which is covered by the Federal Deposit Insurance Corporation ("FDIC"). The Company attempts to minimize the risks related to cash and cash equivalents by investing in a range of financial instruments as defined by the Company. Concentrations of credit risk with respect to accounts receivable are limited by the large number of customers comprising the Company's customer base and their geographic and business dispersion. In addition, concentrations of credit risk at DBM with respect to receivables are limited as the Company’s customers tend to be larger general contractors and subcontractors on adequately funded projects and the Company has certain lien rights. The Company performs ongoing credit evaluations of the customers' financial condition and generally does not require collateral to support customer receivables.

The Company's revenue, accounts receivable and accounts payable concentrations of 10% and greater were as follows:

		Year Ended December 31,
		2025			2024
	Segment	Revenue	Accounts Receivable	Accounts Payable	Revenue	Accounts Receivable	Accounts Payable
Customer A	Infrastructure	13.1%	29.6%		*	*
Customer B	Infrastructure	*	10.2%		*	*
Customer C	Infrastructure	*	*		14.4%	*
Customer D	Infrastructure	*	*		10.3%	*
Customer E	Infrastructure	*	*		*	10.3%
Supplier A	Infrastructure			23.3%			*
Supplier B	Infrastructure			*			15.2%
Supplier C	Infrastructure			*			15.5%
*Less than 10% concentration

14. Employee Retirement Plans

401(k) Plans

The Company and various subsidiaries maintain 401(k) retirement savings plans which cover eligible employees, including for certain union steelworkers, and permit participants to contribute to the plans, subject to Internal Revenue Code restrictions and which feature matching contributions of various percentages of the first 3% to 5% of employee annual salary contributions, depending on the subsidiary. The Company made aggregate matching contributions of $2.9 million for the year ended December 31, 2025, of which $1.3 million was reflected as a component of Cost of revenue in the Consolidated Statements of Operations, and $1.6 million was reflected as a component of Selling, general and administrative in the Consolidated Statements of Operations. The Company made aggregate matching contributions of $2.8 million for the year ended December 31, 2024, of which $1.1 million was reflected as a component of Cost of revenue in the Consolidated Statements of Operations, and $1.7 million was reflected as a component of Selling, general and administrative in the Consolidated Statements of Operations.

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

The Company made contributions to various multi-employer pension plans totaling $6.5 million and $9.8 million during the years ended December 31, 2025 and 2024, respectively, which was reflected as a component of Cost of revenue in the Consolidated Statements of Operations. Amounts contributed to the multi-employer pension plans can vary depending on a combination of when and in which state the erection phase of the Company's projects occur. The decrease in contributions for the year ended December 31, 2025 was due to the timing of work being done on the erection phase of our projects in states with higher contribution rates such as California and New York. As of December 31, 2025, approximately 23.9% of DBMG’s employees are covered under various collective bargaining agreements. As of December 31, 2025, most of the Infrastructure segment's collective bargaining agreements are subject to automatic annual or other renewal unless either party elects to terminate the agreement on the scheduled expiration date.

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

On September 30, 2024, the Board of Directors adopted, subject to stockholder approval, an amendment to the Second A&R 2014 Plan to increase the number of shares of the Company's common stock, par value $0.001 per share, available for issuance thereunder to 1,300,000 (the “Plan Amendment”). Prior to the adoption by the Board of Directors, there were a total of 101,943 shares of common stock available for future award under the "Second A&R 2014 Plan. The Plan Amendment was approved by holders of a majority in voting power on October 4, 2024, by written consent in lieu of a special meeting, and was effective as of October 29, 2024. As of December 31, 2025, 97,895 shares for awards remain available for issuance under the Second A&R 2014 Plan, as amended.

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $2.7 million and $3.4 million for the years ended December 31, 2025 and 2024, respectively, which is included within Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2024	294,663	$8.12
Granted	278,389	$5.90
Vested	(246,355)	$8.05
Forfeited	(12,521)	$7.99
Unvested - December 31, 2025	314,176	$6.22

The aggregate vesting date fair value of the restricted stock and restricted stock units which vested during the years ended December 31, 2025 and 2024, was $1.3 million and $0.9 million, respectively. As of December 31, 2025, the total unrecognized share-based compensation expense related to unvested restricted stock and restricted stock units was $1.1 million and is expected to be recognized over the remaining weighted-average period of 0.9 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding - December 31, 2024	217,733	$16.94
Granted	100,000	$5.67
Outstanding - December 31, 2025	317,733	$13.39

Exercisable - December 31, 2024	117,733	$27.74
Exercisable - December 31, 2025	217,733	$16.94

As of December 31, 2025, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were $30 thousand and approximately 8.4 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of December 31, 2025, there were 100,000 unvested stock options and $0.2 million of unrecognized share-based compensation expense related to unvested stock options and is expected to be recognized over the remaining period of 0.8 years.

Interim CEO Equity Awards

On October 29, 2024, when the Plan Amendment became effective, the following awards, which were previously awarded to the Company's Interim Chief Executive Officer ("Interim CEO") and subject to stockholder approval of the Plan Amendment, became effective: (i) 95,322 of restricted stock unit awards ("RSUs"), which were awarded on October 11, 2023; (ii) 100,000 stock option awards with a strike price of $25.00 (as retroactively adjusted for the Reverse Stock Split in 2024) and an expiration date of September 15, 2033, which were awarded on September 15, 2023; (iii) 142,857 of RSUs, which were awarded on August 19, 2024; and (iv) 100,000 stock option awards with a strike price of $4.22 and an expiration date of September 15, 2034, which were awarded on September 15, 2024.

On August 6, 2025, the Interim CEO was awarded 176,056 restricted stock awards ("RSAs") that vest on August 6, 2026. On September 15, 2025, the Interim CEO was awarded 100,000 stock option awards with a strike price of $5.67 and expiration date of September 15, 2035.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The fair value of each stock option award was determined on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	Year Ended December 31,
	2025	2024
Stock price at date of grant	$4.75	$6.27
Expected term	5.5 years	5.1 years -5.6 years
Risk-free interest rate	3.7%	4.1%
Expected volatility	88.4%	80.9% -82.7%
Expected dividend yield	—%	—%
Grant date fair value per option	$3.34	$2.67 -$4.75

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

The Series C Preferred Stock was intended to be the economic equivalent of common stock, participating on an as-converted basis in all dividends, distributions, merger consideration and all other consideration receivable by holders of common stock, and a means through which the Backstop Arrangement and Concurrent Private Placement could be effected prior to the completion of the stockholder vote and the satisfaction of any other regulatory requirements. Prior to the conversion, the holder of the Series C Preferred Stock was entitled to receive dividends anytime the Company declared a dividend on its common stock (excluding dividends consisting in whole or in part of common stock). The dividend amount would be based on the number of shares (including fractions) of common stock into which the shares of Series C Preferred Stock were convertible on the applicable record date multiplied by the dividend per share declared on the Company's common stock. On September 30, 2024, the Company filed a Certificate of Elimination to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, eliminating from the Second Amended and Restated Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to its Series C Preferred Stock, no shares of which were then issued and outstanding.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reverse Stock Split

On August 8, 2024, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”) following stockholder approval. The Reverse Stock Split was implemented for the primary purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NYSE. The Reverse Stock Split did not change the $0.001 par value per share of the common stock. As a result of the Reverse Stock Split, the number of outstanding common shares was reduced from 130,529,931 to 13,166,057, inclusive of an additional 113,064 incremental whole shares issued for fractional shares. Unless noted, all share and per share amounts of common stock, options and restricted stock and any associated debt or preferred stock conversion rates contained in the historical periods, prior to the date of the Reverse Stock Split, presented within these Consolidated Financial Statements have been retroactively adjusted to reflect the 1-for-10 Reverse Stock Split as if it had occurred at the beginning of the earliest period presented.

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	December 31,
	2025	2024
Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	1,937	10,000

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

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 Preferred Stock have been classified as temporary equity in the Company's Consolidated Balance Sheet. After giving effect to the Preferred Stock Exchange in August 2025, the Series A-3 and A-4 Preferred Stock have a combined redemption value of $9.3 million and a current fair value of $9.6 million as of December 31, 2025, which is inclusive of accreted dividends and $0.3 million in accrued cash dividends.

Dividends. The Series A-3 and Series A-4 Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued values of the Series A-3 and Series A-4 Preferred Stock accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted-average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends. The Series A-3 and Series A-4 Preferred Stock is also entitled to participate in cash and in-kind distributions to holders of shares of Company's common stock on an as-converted basis.

During the three months ended March 31, 2025, INNOVATE's Board of Directors ("the Board") declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following table (in millions):

2025
Declaration Date and Holders of Record Date	March 31, 2025
Payment Date	April 15, 2025
Total Dividend	$0.3

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

During the second, third, and fourth quarters of 2025, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.7 million, $0.5 million, and $0.4 million for the second, third, and fourth quarters of 2025, respectively, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum.

In addition, during the second quarter of 2025, the Company recorded the accretion and accrual of additional dividends of $1.3 million related to prior years, and $0.2 million related to the first quarter of 2025. This included cumulative accreting dividends, which were recorded following the determination that such dividends had accreted due to the daily VWAP of the Company's common stock trading at less than $1 at various dates since 2022, as adjusted for the 2024 Reverse Stock Split. These adjustments during the second quarter of 2025 that related to prior years resulted in: (i) an increase in the accrued value of the preferred stock of $1.3 million; (ii) a decrease in Additional Paid-In Capital (APIC) of $1.3 million; (iii) an increase in accrued liabilities of $0.1 million; and (iv) an increase in net loss attributable to common shareholders of $1.3 million. The Company evaluated the effects of the adjustment, both qualitatively and quantitatively, and does not believe the adjustment was material to any current or prior interim or annual periods that were affected.

On August 4, 2025, $0.5 million in accrued quarterly dividends was exchanged for an additional principal amount of the CGIC note as part of the Preferred Stock Exchange. Refer to Note 11. Debt Obligations for additional information.

During the year ended December 31, 2024, the Board declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following table (in millions):

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

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. As of December 31, 2025, each share of the Series A-3 Preferred Stock was convertible at an accrued value of $1,000 per share, divided by the conversion price of $23.63 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 Preferred Stock was convertible at an accrued value of $1,000 per share divided by the conversion price of $34.40 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices”). The Conversion Prices have historically been adjusted from time to time and continue to be subject to potential adjustment for dividends, certain distributions, reverse stock splits or stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices (which adjustment shall be made on a weighted-average basis).

As of December 31, 2025, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 299,518 and 65,075 shares, respectively, of INNOVATE's common stock. As of December 31, 2024, the Series A-3 Preferred Stock and Series A-4 Preferred Stock were convertible into 259,212 and 290,672 shares, respectively, of INNOVATE's common stock.

Redemption by the Holders / Automatic Conversion. On July 1, 2026, holders of the Series A-3 and Series A-4 shall be entitled to cause the Company to redeem, out of legally available funds, the Series A-3 and Series A-4 at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4). Each share of Series A-3 and Series A-4 that is not so redeemed will be automatically converted into shares of the Company's common stock at the Conversion Price then in effect.
Upon a change of control (as defined in the Company's Third Amended and Restated Certificate of Incorporation) holders of the Series A-3 and Series A-4 shall be entitled to cause the Company to redeem their shares of Series A-3 and Series A-4 at a price per share of Series A-3 and Series A-4 equal to the greater of (i) the accrued value of the Series A-3 and Series A-4, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4 Preferred Stock), and (ii) the value that would be received if the share of Series A-3 and Series A-4 were converted into shares of the Company's common stock immediately prior to the change of control.

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

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company (any such event, a “Liquidation Event”), the holders of Series A-3 and Series A-4 will be entitled to receive per share the greater of (i) the accrued value of the Series A-3 and Series A-4, plus any accrued and unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4), and (ii) the value that would be received if the share of Series A-4 and Series A-4 were converted into shares of the Company's common stock immediately prior to such occurrence. The Series A-3 and Series A-4 will rank junior to any existing or future indebtedness but senior to the Company's common stock and any future equity securities other than any future senior or pari passu preferred stock issued in compliance with the Company's Third Amended and Restated Certificate of Incorporation. The Series A-3 Preferred Stock and the Series A-4 Preferred Stock rank at parity.

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

Spectrum Redeemable Non-Controlling Interests

Refer to Note 11. Debt Obligations for information regarding the Company's Spectrum Segment's redeemable non-controlling interests.

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock as well as convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, it is classified outside of permanent equity in the mezzanine section of the Company's Consolidated Balance Sheets. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of December 31, 2025 and 2024, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

During the year ended December 31, 2025, Pansend closed on several intercompany convertible 13.0% note instruments with R2 Technologies, and funded a total of $7.5 million to R2 Technologies. The outstanding principal amounts of the notes, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new Series E Convertible Preferred Stock ("Series E") or new Series F Convertible Preferred Stock ("Series F") in R2 Technologies, as applicable to each note, upon written notice to R2 Technologies and the notes have a maturity date, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes. These notes and related intercompany interest are eliminated on consolidation. Subsequent to year end, in February 2026 and March 2026, an additional $0.3 million in intercompany convertible 13.0% notes with R2 Technologies was funded.

As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $1.0 million and negative $0.5 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had negative $9.2 million and negative $4.9 million, respectively of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Consolidated Balance Sheets.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Liquidation Preference

R2 Technologies has issued multiple A, B, C and D-series, and, in the future potentially E-series and F-series, participating convertible preferred stock (the "R2 Technologies Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A, series C, series D, series E (upon conversion of the aforementioned $3.5 million note that is convertible into Series E) and series F (upon conversion of the aforementioned notes that are convertible into Series F) R2 Technologies Preferred Shares to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Series B R2 Technologies Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event.

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

As of both December 31, 2025 and 2024, R2 Technologies had negative net assets after consideration of intercompany and third-party debt, as applicable, and, therefore, there would be no legally available funds to satisfy any liquidation preferences upon a liquidation event.

17. Related Parties

Non-Operating Corporate

During the first quarter of 2024, in connection with the Rights Offering, the Company entered into an Investment Agreement with Lancer Capital, an entity controlled by Avram A. Glazer, pursuant to which Lancer Capital agreed to the Backstop Commitment to purchase up to $19.0 million of Series C Preferred Stock in connection with the Rights Offering and to purchase $16.0 million of Series C Preferred Stock in a private placement transaction ("Concurrent Private Placement"), of which $25.0 million would be purchased before the closing of the Rights Offering if the Rights Offering did not close by March 28, 2024. As a result of the extension of the Rights Offering, on March 28, 2024, Lancer Capital funded the equity advance of $25.0 million to the Company and received 25,000 shares of Series C Preferred Stock. On April 24, 2024, as a result of the closing of the Rights Offering and Concurrent Private Placement, Lancer Capital purchased an additional approximately 6,286 shares of Series C Preferred Stock for $6.3 million. On June 18, 2024, the Company held its annual shareholder meeting where the Company's shareholders approved the conversion of the Series C Preferred Stock into common stock. As a result, approximately 31,286 Series C Preferred Stock held by Lancer Capital were converted into 4,469,390 shares of INNOVATE's common stock, and there were no shares of the Series C Preferred Stock outstanding subsequent to their conversion into the Company's common stock. Refer to Note 16. Equity and Temporary Equity for additional information.

As of December 31, 2025, Lancer Capital held $2.2 million of the Company's 2027 Convertible Notes, which were issued on August 4, 2025, in exchange for the $2.0 million of principal amount of the Company's 2026 Convertible Notes held by Lancer prior to the exchange and as of December 31, 2024. The principal amount of the 2027 Convertible Notes includes capitalized interest and extension fees. As of December 31, 2025, the $2.2 million in 2027 Convertible Notes are convertible into 51,874 shares of common stock of INNOVATE. As of December 31, 2024, the $2.0 million in 2026 Convertible Notes were convertible into 47,265 shares of common stock of INNOVATE. During both the years ended December 31, 2025 and 2024, Lancer Capital earned $0.2 million in interest relating to these notes. Refer to Note 11. Debt Obligations for additional information on the Convertible Notes.

CGIC is a former significant shareholder and is the shareholder of the Company's Series A-3 Preferred Stock and Series A-4 Preferred Stock. Refer to Note 16. Equity and Temporary Equity for additional information. In addition, as of December 31, 2025 and 2024, the Company owed $45.9 million and $31.0 million, respectively, in principal amount of a promissory note owed to CGIC. Refer to Note 11. Debt Obligations for additional information.

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

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Life Sciences

As of December 31, 2025, R2 Technologies had $47.9 million in principal amount of a 12.0% senior secured promissory note due to Lancer Capital. As of December 31, 2024, R2 Technologies had $24.0 million in principal amount of a 20.0% senior secured promissory note due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information.

For the years ended December 31, 2025 and 2024, R2 Technologies recognized revenue of $3.6 million and $1.4 million, respectively from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2 Technologies. There were $0.6 million and $0.1 million of related receivables from this subsidiary of Huadong as of December 31, 2025 and 2024, respectively.

Share-based compensation and royalty expenses related to Blossom Innovations, LLC ("Blossom"), an investor of R2 Technologies since 2014, totaled $0.3 million and $1.1 million, for the years ended December 31, 2025 and 2024, respectively. The related payables due to Blossom totaled $0.2 million as of December 31, 2025, and there were no related payables due to Blossom as of December 31, 2024.

Refer to Note 6. Investments for transactions with equity method investees of the Company.

18. Segments and Related Information

The Company currently operates in one primary geography - United States, and substantially all revenue is derived in the United States, and substantially all PP&E and intangible assets reside in the United States. The Company's reportable segments are identified based on the nature of the services and products provided, the organizational structure, and the internal reporting system used by the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. As of December 31, 2025, the Company had three reportable operating segments, plus the Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues. Refer to Note 1. Organization and Business for additional information on the organizational structure of the business and Note 3. Revenue and Contracts in Process for additional information on revenue by segment.

The CODM for the Company is the Interim CEO, Paul Voigt. The CODM is primarily responsible for allocating resources at all levels that do not require board approval. The CODM monitors the performance of each segment and is responsible for making strategic decisions regarding capital and resource allocation. The CODM uses a combination of monthly reports, which detail revenue and income (loss) from operations, and quarterly summaries, which include detailed breakdowns of each segment's income (loss) from operations, to evaluate segment performance, allocate resources and make strategic decisions. These financial metrics are used to view operating trends, perform analytical comparisons and benchmark performance between periods and to monitor budget-to-actual variances on a monthly basis. The primary U.S. GAAP metric used by the CODM in assessing segment performance is income (loss) from operations.

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

	Year Ended December 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$1,210.3	$12.5	$23.2	$—	$—	$1,246.0
Cost of revenue	1,026.2	8.4	11.7	—	—	1,046.3
Selling, general and administrative expenses	115.2	14.6	7.6	15.6	0.1	153.1
Depreciation and amortization	12.1	0.4	5.0	—	—	17.5
Other operating loss (income) (1)	1.4	—	(1.0)	—	—	0.4
Income (loss) from operations	$55.4	$(10.9)	$(0.1)	$(15.6)	$(0.1)	$28.7
Other data:
Capital cash expenditures	$23.4	$—	$2.7	$—	$—	$26.1
(1) Other operating loss for the year ended December 31, 2025, primarily consisted of a loss on lease modification and losses on the sales of various properties at the Company's Infrastructure segment, partially offset primarily by a gain on legal settlement at the Company's Spectrum Segment.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

	Year Ended December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$1,071.6	$9.8	$25.7	$—	$—	$1,107.1
Cost of revenue	880.4	6.4	11.5	—	—	898.3
Selling, general and administrative expenses	123.1	17.1	7.3	12.7	—	160.2
Depreciation and amortization	12.0	0.4	5.1	0.1	—	17.6
Other operating (income) loss (1)	(9.6)	—	0.4	0.2	—	(9.0)
Income (loss) from operations	$65.7	$(14.1)	$1.4	$(13.0)	$—	$40.0
Other data:
Capital cash expenditures	$17.6	$—	$1.4	$—	$—	$19.0
(1) Other operating income at the Company's Infrastructure segment for the year ended December 31, 2024, related mainly to a gain on a lease modification and a net gain on the sale and disposal of various properties.

Certain balance sheet data:
	December 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$—	$—	$1.8
Total assets	$758.9	$9.6	$174.5	$7.1	$—	$950.1

	December 31, 2024
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$1.8	$—	$3.6
Total assets	$683.6	$11.9	$178.9	$16.7	$—	$891.1
(1) The Company's equity method investments in its Life Sciences segment totaled $0.9 million as of both December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Reconciliation of the consolidated segment income from operations to consolidated loss from operations before income taxes:
Income from operations	$28.7	$40.0
Interest expense	(89.0)	(74.5)
Loss from equity investees	(5.9)	(2.3)
Other income, net	4.7	3.4
Loss from operations before income taxes	$(61.5)	$(33.4)

19. Basic and Diluted Loss Per Common Share

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

The Company had no dilutive common stock equivalents during the years ended December 31, 2025, and 2024, due to the results from continuing operations being a loss, net of tax. For the years ended December 31, 2025 and 2024, 304,684 and 171,565, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share for the years ended December 31, 2025 and 2024, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 15. Share-based Compensation and Note 16. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table presents a reconciliation of net loss to net loss used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Year Ended December 31,
	2025	2024
Net loss	$(64.0)	$(39.7)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	3.4	5.1
Net loss attributable to INNOVATE Corp.	(60.6)	(34.6)
Less: Preferred stock dividends	3.4	1.2
Net loss attributable to common stockholders and participating preferred stockholders	$(64.0)	$(35.8)

Participating shares
Weighted-average common shares outstanding	13,217,593	10,696,274
Series C Preferred stock	—	947,307
Total	13,217,593	11,643,581

Percentage of loss allocated to:
Common stock	100.0%	91.9%
Series C Preferred stock	—%	8.1%

Numerator for loss per share:
Net loss attributable to common stockholders, basic and diluted	$(64.0)	$(32.9)
Net loss attributable to Series C holders, basic and diluted	—	(2.9)

Denominator for loss per share:
Weighted-average common shares outstanding - basic and diluted	13,217,593	10,696,274
Weighted-average Series C shares outstanding - basic and diluted	—	947,307

Loss per share
Loss per common share - basic and diluted	$(4.84)	$(3.08)
Loss per Series C share - basic and diluted	$—	$(3.08)

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

December 31, 2025			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$661.6	$642.1	$—	$447.2	$194.9
Total liabilities not accounted for at fair value	$661.6	$642.1	$—	$447.2	$194.9
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases. The fair value of the Company's Level 3 debt obligations incorporates applicable exit fees, while the carrying value of the debt obligations excludes $25.8 million in exit fees which is reflected in Accrued liabilities in the Company's Consolidated Balance Sheet.

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

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from externally quoted market prices for INNOVATE's 10.50% 2027 Senior Secured Notes, 8.50% 2026 Senior Secured Notes, 9.5% Convertible Senior Secured Notes due 2027, and 7.50% Convertible Senior Notes due 2026, which are reflected as Level 2 fair value measurements due to limited recently available observable trading activity for these instruments. The methodology for the Level 2 fair value measurements combines direct recent transaction activity or, if available, market observations from contributed sources with quantitative pricing models or fair value reports from valuation providers to generate evaluated prices and are classified as Level 2 fair value measurements. The Level 3 fair value measurements, including those for the Company's other debt instruments, were estimated using an income approach based on the expected future cash flows, discounted at an estimated market yield. The discount rate, or yield to maturity, was derived from a synthetic credit rating and corresponding market spread analysis as of the valuation date to estimate an option-adjusted spread which was then applied to the applicable risk-free curve, consistent with market observable inputs for similarly rated debt. Certain long-term obligations have a fair value estimate equal to their carrying value due to recent transaction activity. The fair value of the debt instruments is disclosed for informational purposes and does not necessarily represent the amount that would be realized upon settlement or transfer.

INNOVATE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Fair Value of Financial Instruments Measured at Fair Value

The Company's investments in marketable securities were measured at fair value, using publicly available quoted market prices, a Level 1 input. Refer to Note 6. Investments for additional information.

21. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income, net (in millions):

	Year Ended December 31,
	2025	2024
Gain on step-up of equity method investment	$4.4	$—
Net loss on repurchase or extinguishment of debt	(0.3)	(0.3)
Interest income	0.7	2.6
Foreign currency translation (losses) gains	(1.1)	1.3
Fair value gains (losses) on securities	0.8	(0.2)
Other	0.2	—
Total other income, net	$4.7	$3.4

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows (in millions):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents, beginning of the year	$48.8	$80.8
Restricted cash included in other current assets	—	0.9
Restricted cash included in other assets (non-current)	0.5	0.6
Total cash, cash equivalents and restricted cash, beginning of the year	$49.3	$82.3

Cash and cash equivalents, end of the year	$112.1	$48.8
Restricted cash included in other current assets	—	—
Restricted cash included in other assets (non-current)	0.6	0.5
Total cash and cash equivalents and restricted cash, end of the year	$112.7	$49.3

Supplemental cash flow information:
Cash paid for interest	$30.0	$48.6
Cash paid for income taxes, net	$6.4	$3.5

Non-cash investing and financing activities:
Accrued interest and fees capitalized into principal debt	$66.3	$6.6
Accrued dividends capitalized into principal debt	$0.5	$—
Exchange of preferred stock for debt	$9.1	$—
Property, plant and equipment included in accounts payable or accrued expenses	$0.8	$0.5

22. Subsequent Events

Refer to Note 11. Debt Obligations for updates regarding the milestone covenants related to the Company's 10.50% 2027 Senior Secured Notes and Spectrum Notes.