Form 10-Q
period 2026-03-31
INNOVATE Corp.
filed 2026-05-14
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of May 11, 2026, 13,641,866 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$364.8	$274.2
Cost of revenue	311.3	228.7
Gross profit	53.5	45.5
Operating expenses:
Selling, general and administrative	39.4	37.8
Depreciation and amortization	4.2	4.4
Other operating income	(0.1)	(0.1)
Income from operations	10.0	3.4
Other (expense) income:
Interest expense	(24.5)	(20.2)
Loss from equity investees	—	(5.9)
Other income, net	0.3	4.0
Loss from operations before income taxes	(14.2)	(18.7)
Income tax expense	(2.9)	(7.1)
Net loss	(17.1)	(25.8)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	0.3	1.3
Net loss attributable to INNOVATE Corp.	(16.8)	(24.5)
Less: Preferred stock dividends	0.4	0.3
Net loss attributable to common stockholders and participating preferred stockholders	$(17.2)	$(24.8)

Loss per common share - basic and diluted	$(1.29)	$(1.89)

Weighted-average common shares outstanding - basic and diluted	13,344,976	13,114,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(17.1)	$(25.8)
Other comprehensive income
Foreign currency translation adjustment, net of tax	0.3	0.2
Other comprehensive income	$0.3	$0.2
Comprehensive loss	(16.8)	(25.6)
Comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	0.3	1.3
Comprehensive loss attributable to INNOVATE Corp.	$(16.5)	$(24.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$134.6	$112.1
Accounts receivable, net	186.0	241.1
Contract assets	54.5	64.1
Inventory	15.4	16.0
Other current assets	15.4	18.2
Total current assets	405.9	451.5
Investments	1.8	1.8
Deferred tax asset	2.0	2.0
Property, plant and equipment, net	148.1	141.8
Goodwill	127.1	127.0
Intangibles, net	163.7	165.2
Other assets	88.2	60.8
Total assets	$936.8	$950.1
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$130.2	$141.4
Accrued liabilities	103.7	122.5
Current portion of debt obligations	610.8	581.4
Contract liabilities	157.3	171.9
Other current liabilities	17.8	16.9
Total current liabilities	1,019.8	1,034.1
Deferred tax liability	4.7	4.7
Debt obligations	68.8	80.3
Other liabilities	75.7	46.3
Total liabilities	1,169.0	1,165.4
Commitments and contingencies (Note 13)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	9.5	9.3
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 of Series A-3; 1,937 of Series A-4
Redeemable non-controlling interests	1.3	1.6
Total temporary equity	10.8	10.9
Stockholders’ deficit
Common stock, $0.001 par value	—	—
Shares authorized: 250,000,000; Shares issued: 13,818,904; Shares outstanding: 13,641,866 and 13,655,062, respectively
Additional paid-in capital	350.4	350.1
Treasury stock, at cost: 177,038 and 163,842 shares, respectively	(5.6)	(5.6)
Accumulated deficit	(599.3)	(582.5)
Accumulated other comprehensive loss	(1.8)	(2.1)
Total INNOVATE Corp. stockholders’ deficit	(256.3)	(240.1)
Non-controlling interests	13.3	13.9
Total stockholders’ deficit	(243.0)	(226.2)
Total liabilities, temporary equity and stockholders’ deficit	$936.8	$950.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interests	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of December 31, 2025	$10.9	13,655.1	$—	$350.1	$(5.6)	$(582.5)	$(2.1)	$(240.1)	$13.9	$(226.2)
Share-based compensation	—	—	—	0.6	—	—	—	0.6	—	0.6
Shares withheld to satisfy tax withholdings	—	(13.2)	—	—	—	—	—	—	—	—
Dividends	0.2	—	—	(0.4)	—	—	—	(0.4)	(0.4)	(0.8)
Transactions with non-controlling interests and redeemable non-controlling interests	—	—	—	0.1	—	—	—	0.1	(0.2)	(0.1)
Net loss	(0.3)	—	—	—	—	(16.8)	—	(16.8)	—	(16.8)
Other comprehensive income	—	—	—	—	—	—	0.3	0.3	—	0.3
Balance as of March 31, 2026	$10.8	13,641.9	$—	$350.4	$(5.6)	$(599.3)	$(1.8)	$(256.3)	$13.3	$(243.0)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interests	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
Share-based compensation	—	—	—	0.8	—	—	—	0.8	—	0.8
Shares withheld to satisfy tax withholdings		(15.1)	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Dividends	—	—	—	(0.3)	—	—	—	(0.3)	—	(0.3)
Issuance of common stock	—	36.9	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	0.1	—	—	—	0.1	(0.1)	—
Net loss	(0.2)	—	—	—	—	(24.5)	—	(24.5)	(1.1)	(25.6)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2	—	0.2
Balance as of March 31, 2025	$15.4	13,283.2	$—	$350.7	$(5.5)	$(546.4)	$(3.0)	$(204.2)	$19.9	$(184.3)

(a) Inclusive of other comprehensive income (loss), foreign currency cumulative translation adjustments totaled a loss of $3.1 million and $3.3 million as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(17.1)	$(25.8)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Share-based compensation expense	0.6	0.8
Depreciation and amortization (including amounts in cost of revenue)	7.4	7.9
Amortization of deferred financing costs and debt discount	6.1	5.6
Loss from equity investees	—	5.9
Gains on investments	—	(4.6)
Deferred income tax expense	—	0.1
Other operating activities, net	—	0.3
Changes in assets and liabilities:
Accounts receivable	55.0	29.2
Contract assets	9.6	(29.0)
Other current assets	3.2	1.4
Inventory	0.6	1.1
Other assets	7.0	2.4
Accounts payable	(14.2)	19.3
Accrued liabilities	6.0	(10.9)
Contract liabilities	(14.6)	(13.8)
Other current liabilities	0.9	—
Other liabilities	(5.0)	(4.0)
Cash provided by (used in) operating activities	45.5	(14.1)
Cash flows from investing activities
Purchase of property, plant and equipment	(9.5)	(4.7)
Proceeds from disposal of property, plant and equipment	0.1	1.1
Purchase of investments	—	(0.3)
Cash paid for asset acquisitions	(0.2)	—
Cash used in investing activities	(9.6)	(3.9)
Cash flows from financing activities
Proceeds from lines of credit, net of deferred financing costs	—	20.0
Payments on lines of credit	(10.0)	(15.0)
Principal payments for and repurchases of other debt obligations	(3.0)	(2.2)
Dividend payments	(0.4)	(0.3)
Other financing activities	(0.1)	(0.1)
Cash (used in) provided by financing activities	(13.5)	2.4
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.1	0.2
Net increase (decrease) in cash and cash equivalents, including restricted cash	22.5	(15.4)
Cash, cash equivalents and restricted cash, beginning of period	112.7	49.3
Cash, cash equivalents and restricted cash, end of period	$135.2	$33.9

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

As of March 31, 2026, the Company had three reportable segments, plus the Company's Other segment, based on management’s organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds or requirements.

Infrastructure

The Company's Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated industrial construction, structural steel and facility maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf Industrial Inc. ("GrayWolf"), DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through GrayWolf Modular DBMG delivers scalable, productized data center infrastructure—spanning white space, air handling, power, and cooling, as well as fully integrated assemblies. This approach shifts critical scope off-site, reducing on-site construction, improving schedule certainty, and enabling faster, repeatable deployment at scale to meet increasing density and speed-to-market demands. Through Aitken Manufacturing, Inc., DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through Banker Steel, a division of Schuff Steel Company, DBMG provides full-service fabricated structural steel and erection services primarily for the U.S. East Coast and Southeast commercial and industrial construction markets, in addition to full design-assist services. The Company maintains a 91.2% controlling interest in DBMG.

Life Sciences

The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC ("Pansend"), its subsidiaries and its equity investments. Pansend maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. ("Genovel"), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest of 80.8% (81.0% as of December 31, 2025) in R2 Technologies, Inc. ("R2 Technologies"), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and has a 44.6% interest in MediBeacon Inc. ("MediBeacon"), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, maintained a 1.6% fully diluted interest in Triple Ring Technologies, Inc. ("Triple Ring"), a science and technology co-development company, and maintained a 20.1% interest in Scaled Cell Solutions, Inc. ("Scaled Cell"), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

Spectrum

The Company's Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("Broadcasting" or "HC2B) and its subsidiaries. Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. The Company maintains a 98.0% controlling interest in Broadcasting and maintains a controlling interest of approximately 69.2%, inclusive of 2.8% proxy rights from minority holders of DTV America Corporation ("DTV"). On a fully diluted basis, the Company would have an 85.8% controlling interest in Broadcasting.

Other

The Company's Other segment represents all other businesses or investments that do not meet the definition of a segment individually or in the aggregate. The Other segment primarily includes holding companies for legacy businesses.

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

These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2026. Certain prior amounts have been reclassified or combined to conform to the current year presentation, for example, certain amounts within the Other income, net table in Note 20. Supplementary Financial Information.

Liquidity and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of the Company's debt obligations. Based on these conditions, the Company may not be able to meet its obligations at maturity nor comply with certain cross-default provisions under the 10.50% 2027 Senior Secured Notes over the next twelve months, or any potential breach of the milestone covenant of the 10.50% 2027 Senior Secured Notes Indenture which has required the Company to commence and proceed with a sales process for all or substantially all of DBMG's assets or equity interests in accordance with certain dates and deadlines. Refer to Note 11. Debt Obligations for additional information.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales, potentially refinancing debt and raising additional capital. However, there can be no assurance that the Company will have the ability to be successful in any asset sales, additional capital raises, or the refinancing of its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Recent Accounting Pronouncements

Accounting Pronouncements Adopted in the Current Year

On July 30, 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Financial Instruments - Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). The amendments in ASU 2025-05 provide entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 (Revenue from Contracts with Customers). The practical expedient allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of an asset when developing reasonable and supportable forecasts as part of the estimation of expected credit losses. The guidance was effective for the Company for interim and annual periods beginning on January 1, 2026, and the Company is utilizing the practical expedient. The adoption of this ASU did not have a significant effect on the Company’s Condensed Consolidated Financial Statements.

On November 26, 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The amendments in this update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The guidance was effective for the Company for interim and annual periods beginning on January 1, 2026. The adoption of this ASU did not have an effect on the Company's Condensed Consolidated Financial Statements.

Accounting Pronouncements Issued But Pending Adoption

On April 23, 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement on Equity-Classified Preferred Stock ("ASU 2026-01"). The amendments in this ASU improve GAAP by providing authoritative guidance for the initial measurement of paid-in kind (" PIK") dividends on equity-classified preferred stock and requires that these PIK dividends be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Entities may apply the amendments in this ASU either on a prospective basis or on a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the potential effect of this ASU on the Company’s Condensed Consolidated Financial Statements.

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). The amendments in ASU 2025-06 modernize the accounting for software costs that are accounted for under Subtopic 350-40 by removing all references to prescriptive and sequential software development stages throughout Subtopic 350-40. Under ASU 2025-06, an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Entities may apply the amendments retrospectively for all prior periods presented in the financial statements, prospectively or under a modified retrospective approach based on the status of the project and whether software costs were capitalized before the date of adoption. The Company expects that it will apply the new guidance prospectively and is currently evaluating the potential effect of this ASU on future transactions; however, the Company does not expect this ASU to have a significant effect on the Company’s Condensed Consolidated Financial Statements.

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

3. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Infrastructure	$357.9	$264.9
Life Sciences	1.6	3.1
Spectrum	5.3	6.2
Total revenue	$364.8	$274.2

Accounts receivable, net, from contracts with customers consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Infrastructure	$179.8	$237.0
Life Sciences	0.9	1.8
Spectrum	1.7	1.7
Total accounts receivable with customers	$182.4	$240.5

As of January 1, 2025, accounts receivable, net, from contracts with customers totaled $188.2 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended March 31,
	2026	2025
Industrial	$126.2	$74.6
Commercial	108.0	53.8
Healthcare	41.5	52.0
Government	37.1	24.8
Transportation	34.2	44.7
Energy	9.5	1.9
Leisure	0.2	6.6
Convention	0.9	5.9
Total revenue from contracts with customers	$357.6	$264.3
Other revenue	0.3	0.6
Total Infrastructure segment revenue	$357.9	$264.9

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Contract assets and contract liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Costs incurred on contracts in progress	$1,490.9	$1,365.3
Estimated earnings	210.0	194.4
Contract revenue earned on uncompleted contracts	1,700.9	1,559.7
Less: progress billings	1,803.7	1,667.5
	$(102.8)	$(107.8)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$54.5	$64.1
Contract liabilities	(157.3)	(171.9)
	$(102.8)	$(107.8)

	March 31, 2026	December 31, 2025

Cost in excess of billings and estimated earnings	$26.5	$28.7
Conditional retainage	28.0	35.4
Contract assets	$54.5	$64.1

Billings in excess of costs and estimated earnings	$(216.6)	$(218.1)
Conditional retainage	59.3	46.2
Contract liabilities	$(157.3)	$(171.9)

As of January 1, 2025, contract assets were $106.3 million and contract liabilities were $109.1 million.

The change in contract assets during the three months ended March 31, 2026 and 2025, is a result of the recording of $19.0 million and $74.6 million, respectively, of contract assets driven by new commercial projects, partially offset by $28.6 million and $45.6 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

The change in contract liabilities during the three months ended March 31, 2026 and 2025, is a result of the recording of periodic contract liabilities of $137.3 million and $54.0 million, respectively, driven primarily by large initial billings on new commercial projects, partially offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $151.9 million and $67.8 million, respectively.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2026, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Two to Five Years	Total
Industrial	$403.9	$99.3	$503.2
Transportation	225.1	285.7	510.8
Commercial	232.7	31.9	264.6
Healthcare	194.2	16.1	210.3
Government	62.2	11.5	73.7
Energy	22.7	—	22.7
Convention	0.3	—	0.3
Remaining unsatisfied performance obligations	$1,141.1	$444.5	$1,585.6

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended March 31,
	2026	2025
Systems and consumables revenue	$1.6	$3.1
Total Life Sciences segment revenue	$1.6	$3.1

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended March 31,
	2026	2025
Broadcast station	$5.3	$6.2
Total Spectrum segment revenue	$5.3	$6.2

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of March 31, 2026, the transaction price allocated to remaining unsatisfied performance obligations consisted of $9.6 million of broadcast station revenues of which $8.1 million is expected to be recognized within one year and $1.5 million is expected to be recognized within the next 2 years.

4. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Contracts in progress	$179.8	$237.0
Unbilled retentions	0.1	0.1
Trade receivables	2.7	3.6
Other receivables	3.6	0.6
Allowance for expected credit losses	(0.2)	(0.2)
Total	$186.0	$241.1

As of January 1, 2025, accounts receivable, net totaled $194.0 million.

5. Inventory

Inventory consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Raw materials and consumables	$14.1	$14.9
Work in process	0.7	0.3
Finished goods	0.6	0.8
Total inventory	$15.4	$16.0

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
6. Investments

The carrying values of the Company's investments, by accounting category, were as follows (in millions):

Date	Equity Method (1)	Measurement Alternative (2)	Total
March 31, 2026	$0.9	$0.9	$1.8
December 31, 2025	$0.9	$0.9	$1.8
(1) The Company's equity method investments were comprised of MediBeacon and Scaled Cell as of both March 31, 2026 and December 31, 2025.
(2) The Company's measurement alternative method investment was comprised of Triple Ring as of both March 31, 2026 and December 31, 2025.

The Company's recognized share of net losses from its equity method investments was zero and $5.9 million for the three months ended March 31, 2026 and 2025, respectively.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend.

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"). Pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased slightly and Pansend recognized a step-up gain of $4.4 million which is reflected in Other income, net in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, driven by the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

MediBeacon's total outstanding principal amount of notes due to Pansend was $0.5 million as of both March 31, 2026 and December 31, 2025. Interest income earned by Pansend from the MediBeacon notes totaled $15 thousand and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. The related accrued interest receivable was $0.4 million, as of both March 31, 2026 and December 31 2025.

As of March 31, 2026, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.5 million in secured promissory notes which has been offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $21.2 million.

Marketable Securities

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, and in March 2025, the Company purchased common shares in the open market of another publicly traded company for $0.3 million. Both purchases represented less than 1% of the total outstanding equity of the respective issuers. In July 2025, all of these shares were sold for aggregate proceeds of $2.9 million. Prior to their disposal, these securities were remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs. For the three months ended March 31, 2025, unrealized fair value gains of $0.2 million related to these securities were included in Other income, net in the Condensed Consolidated Financial Statements.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
7. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Equipment, furniture and fixtures, and software	$230.7	$223.3
Building and leasehold improvements	44.8	42.4
Land	25.4	25.3
Construction in progress	18.2	16.3
Plant and transportation equipment	6.6	6.7
	$325.7	$314.0
Less: Accumulated depreciation	177.6	172.2
Total	$148.1	$141.8

Depreciation expense was $5.7 million and $5.9 million for the three months ended March 31, 2026 and 2025, respectively. These amounts included $3.2 million and $3.5 million of depreciation expense recognized within cost of revenue for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the gross value of capitalized internal-use software included in PP&E was $22.9 million and $21.0 million, respectively, and the net book value as of March 31, 2026 and December 31, 2025, was $7.3 million and $6.6 million, respectively.

8. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill by segment were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance as of December 31, 2025	$105.6	$21.4	$127.0
Translation adjustments	0.1	—	0.1
Balance as of March 31, 2026	$105.7	$21.4	$127.1

Indefinite-Lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	March 31, 2026	December 31, 2025

Federal Communications Commission ("FCC") licenses	$108.1	$107.9
Total	$108.1	$107.9

Definite-Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite-lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	March 31, 2026
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(13.0)	$12.2
Customer relationships and contracts	11 years	87.6	(55.6)	32.0
Channel sharing arrangements	35 years	12.6	(2.6)	10.0
Other	10 years	3.7	(2.3)	1.4
Total		$129.1	$(73.5)	$55.6

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Weighted-Average Original Useful Life	December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(12.6)	$12.6
Customer relationships and contracts	11 years	87.6	(54.3)	33.3
Channel sharing arrangements	35 years	12.6	(2.5)	10.1
Other	10 years	3.6	(2.3)	1.3
Total		$129.0	$(71.7)	$57.3

Amortization expense for definite-lived intangible assets was $1.7 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

9. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2026 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	March 31, 2026	December 31, 2025

Right-of-use assets:
Operating lease	Other assets (non-current)	$84.0	$52.9
Finance lease	Property, plant and equipment, net	0.1	0.1
Total right-of-use assets		$84.1	$53.0

Lease liabilities:
Current portion of operating lease	Other current liabilities	$13.9	$12.9
Non-current portion of operating lease	Other liabilities	72.0	42.9
Finance lease	Debt obligations	0.1	0.1
Total lease liabilities		$86.0	$55.9

The following table summarizes the components of lease expense (in millions):

	Three Months Ended March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$—	$0.1
Net finance lease cost	—	0.1
Operating lease cost	4.3	4.2
Variable lease cost	0.2	0.2
Total non-current lease cost	$4.5	$4.5
Short-term lease costs	6.0	8.0
Total lease cost	$10.5	$12.5

Cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$5.3	$5.2
Financing cash flows for finance leases	$—	$0.1

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$34.6	$2.5

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The weighted-average remaining lease terms and the weighted-average discount rates for the Company's leases were as follows:

	March 31, 2026	December 31, 2025

Weighted-average remaining lease term (years) - operating leases	7.9	6.6
Weighted-average remaining lease term (years) - finance leases	2.4	2.1
Weighted-average discount rate - operating leases	6.4%	6.4%
Weighted-average discount rate - finance leases	5.1%	5.0%

Future minimum lease commitments (undiscounted) as of March 31, 2026, were as follows (in millions):

	Operating Leases	Finance Leases
2026 (remaining period)	$12.2	$0.1
2027	18.6	—
2028	15.2	—
2029	11.3	—
2030	9.6	—
Thereafter	43.1	—
Total future minimum lease payments	110.0	0.1
Less: amounts representing interest	(24.1)	—
Total lease liability	$85.9	$0.1

10. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Prepaid assets	$11.0	$10.6
Income tax receivable	1.3	4.4
Other	3.1	3.2
Total other current assets	$15.4	$18.2

Other Assets

Other assets, which are reflected within non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Right-of-use assets	$84.0	$52.9
Restricted cash - non-current	0.6	0.6
Other	3.6	7.3
Total other assets	$88.2	$60.8

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Accrued expenses	$10.0	$12.8
Accrued payroll and employee benefits	29.6	36.7
Accrued interest and exit fees (current portion)	63.6	72.1
Accrued sales and use taxes	0.2	0.3
Accrued income taxes	0.3	0.6
Total accrued liabilities	$103.7	$122.5

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Operating lease liability, current portion	$13.9	$12.9
Other	3.9	4.0
Total other current liabilities	$17.8	$16.9

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	March 31, 2026	December 31, 2025

Operating lease liability, net of current portion	$72.0	$42.9
Other	3.7	3.4
Total other liabilities	$75.7	$46.3

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
11. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	Maturity Date	March 31, 2026	December 31, 2025
Infrastructure
SOFR plus 2.75% Revolving Credit Facility	May 20, 2030	$5.0	$15.0
SOFR plus 2.75% Term Loan	May 20, 2030	71.5	72.6
Obligations under finance leases	Various	0.1	0.1
Total Infrastructure		$76.6	$87.7

Spectrum
8.50% Note	September 30, 2026	$19.3	$19.3
11.45% Notes	September 30, 2026	50.4	50.4
Total Spectrum		$69.7	$69.7

Life Sciences
Lancer Promissory Note	August 1, 2026	$49.4	$47.9
Total Life Sciences		$49.4	$47.9

Non-Operating Corporate
10.50% Senior Secured Notes	February 1, 2027	$379.3	$360.4
9.50% Convertible Senior Notes	March 1, 2027	56.0	53.5
CGIC Promissory Note (1)	April 30, 2027	47.8	45.9
SOFR plus 5.75% Revolving Line of Credit	September 15, 2026	20.0	20.0
8.50% Senior Secured Notes	February 1, 2026	—	1.9
7.50% Convertible Senior Notes	August 1, 2026	0.2	0.2
Total Non-Operating Corporate		$503.3	$481.9

Total outstanding principal		$699.0	$687.2
Unamortized issuance discount, issuance premium, and deferred financing costs		(19.4)	(25.5)
Less: current portion of debt obligations (1)		(610.8)	(581.4)
Debt obligations, net of current portion		$68.8	$80.3
(1) Certain debt instrument(s) with long-term maturity dates have been classified as current obligations as of March 31, 2026, due to contingent mandatory prepayment provisions contained in the agreements that could require repayment within one year of the balance sheet date if certain asset sales occur, resulting in uncertainty regarding the timing of repayment.

As of March 31, 2026, estimated future aggregate finance lease and principal debt payments based on contractual maturities, excluding interest and exit fees, were as follows (in millions):

	Finance Leases	Debt	Total
2026 (remaining period)	$0.1	$143.7	$143.8
2027	—	489.4	489.4
2028	—	5.8	5.8
2029	—	6.4	6.4
2030	—	53.6	53.6
Total aggregate finance lease and debt principal payments	$0.1	$698.9	$699.0

The interest rates on finance leases ranged from approximately 3.0% to 5.6%.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

The term loan and borrowings under the DBMG Credit Agreement bear interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 6.6% and 6.8%, as of March 31, 2026 and December 31, 2025, respectively. The DBMG Revolving Facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. Principal payments and interest on DBMG's term loan are paid monthly, and the effective interest rate was 7.2% and 7.4%, as of March 31, 2026 and December 31, 2025.

At the time of entering into the DBMG Credit Agreement, deferred financing fees totaling $1.8 million were capitalized as original issue discounts and included in the carrying amount of the debt in the Condensed Consolidated Balance Sheet and $0.1 million in fees paid to third parties were expensed. Capitalized fees are amortized over the remaining life of the debt under the effective interest rate method and are included in interest expense.

DBMG had availability for revolving loans of $124.2 million and $119.9 million, as of March 31, 2026 and December 31, 2025, respectively.

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

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement. The DBMG Credit Agreement contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not been triggered, the DBMG debt instruments remain classified as non-current as of March 31, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement. DBMG is in compliance with its debt covenants as of March 31, 2026.

Spectrum

On August 4, 2025, Spectrum entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”).
As a result of the Spectrum Notes Extension, additional exit fees of $9.9 million were incurred. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as an original issue discount ("OID") and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A liability for the total exit fees of $25.8 million is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheets as of both March 31, 2026 and December 31, 2025. Accrued interest of $29.8 million and $27.9 million, as of March 31, 2026 and December 31, 2025, respectively, is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheets and is payable upon maturity of the notes. As of both March 31, 2026 and December 31, 2025, the weighted-average effective interest rate on the notes was 25.0% per annum.

In connection with the Spectrum Notes Extension, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which required the Company to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that the Company was required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2B. As of March 31, 2026, although the final milestone was not met, the lenders have not declared an event of default or exercised any remedies as the Company was, and continues to be, in discussions with the lenders regarding the strategic alternatives. As of March 31, 2026, the Spectrum segment did not meet the criteria for held-for-sale or discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations as the ultimate strategic process was unknown.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The Spectrum Letter also requires INNOVATE to utilize proceeds from a sale of certain assets, as allowable under the Company's current agreements and indentures and after all other required payments have been made, for repayment of the Spectrum Notes. Assuming there are sufficient proceeds remaining after such repayment, INNOVATE is required to purchase the institutional investors' equity interests in HC2B and DTV for an aggregate purchase price of $2.0 million. The lenders hold 20,408 shares of common stock in HC2B, 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which can be exercised at any time until August 31, 2028, at an exercise price of $0.01 per share. These redeemable non-controlling interests totaling $2.4 million and $2.6 million are reflected at carrying value as redeemable non-controlling interests in the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, Management has evaluated this redeemable non-controlling interest and determined that redemption is not probable at this time due to the uncertainty of redemption. Therefore, the carrying amount has not been adjusted to redemption value. The Company will continue to monitor for any changes in circumstances.

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

The total initial principal amount of the amended Lancer Note on August 4, 2025 was $43.5 million, which incorporated the $20.0 million principal amount of the note as previously amended effective January 31, 2024 (which was comprised of a principal amount of $17.4 million and unpaid accrued interest of $2.6 million), accrued interest of $7.0 million and $16.5 million in accrued exit fees which had been incurred from January 31, 2024 through August 4, 2025. In addition, a new 5% extension fee of $2.2 million was capitalized into the principal amount on August 4, 2025 and is being amortized over the term of the note using the effective interest rate method and is included in interest expense.

As of both March 31, 2026 and December 31, 2025, the effective interest rate on the note, as amended, was 17.0%. Interest expense, including amortization of fees, related to the Lancer Note was $2.0 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, in accordance with the 12% note agreement, $1.5 million and $1.2 million, respectively, of accrued interest, excluding exit fees and extension fees, was capitalized into the principal balance.

As of March 31, 2026, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $48.6 million, inclusive of $49.4 million of principal (which includes capitalized interest and fees), partially offset by $0.8 million of the unamortized OID for the extension fee. As of December 31, 2025, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, totaled $46.6 million, inclusive of $47.9 million of principal (which includes capitalized interest and fees), partially offset by $1.3 million of the unamortized OID for the extension fee.

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

Non-Operating Corporate

10.50% Senior Secured Notes due 2027

In August 2025, the Company closed on an exchange offer and consent solicitation to eligible holders of its 8.50% senior secured notes due 2026 ("8.50% 2026 Senior Secured Notes") to exchange such notes for newly issued 10.50% senior secured notes due 2027 (the “10.50% 2027 Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “10.50% 2027 Senior Secured Notes Indenture”) governing the 10.50% 2027 Senior Secured Notes and the Company issued $360.4 million aggregate principal amount of 10.50% 2027 Senior Secured Notes as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amount includes fees payable to the lenders and $52.50 principal amount of 10.50% 2027 Senior Secured Notes per $1,000 principal amount of 8.50% 2026 Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 8.50% 2026 Senior Secured Notes that was due on August 1, 2025. The 10.50% 2027 Senior Secured Notes mature on February 1, 2027. Total fees and additional interest of $18.3 million payable to the lenders and capitalized into the new principal amount under the exchange offer was recorded as an OID and remaining unamortized deferred financing fees of $1.3 million allocated from the 8.50% 2026 Senior Secured Notes exchanged will be amortized into interest expense over the term of the notes using the effective interest rate method.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The 10.50% 2027 Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $18.9 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. All subsequent interest payments are payable in cash. Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $13.0 million for the three months ended March 31, 2026.

As of March 31, 2026, the total carrying amount related to the notes was $367.6 million, inclusive of $379.3 million aggregate principal outstanding (which includes capitalized interest), partially offset by $10.9 million of the unamortized OID and $0.8 million of unamortized deferred financing fees. As of December 31, 2025, the total carrying amount related to the note was $345.5 million, inclusive of $360.4 million aggregate principal outstanding, partially offset by $13.9 million of the unamortized OID and $1.0 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of both March 31, 2026 and December 31, 2025.

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

If the Company completes certain assets sales, the terms of the 10.50% 2027 Senior Secured Notes Indenture may require the Company, in certain circumstances, to make an offer to purchase the 10.50% 2027 Senior Secured Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. Additionally, if a Change of Control (as defined in the 10.50% 2027 Senior Secured Notes Indenture) occurs, the Company will be required to make an offer to purchase the 10.50% 2027 Senior Secured Notes for cash at a price equal to 101% of the aggregate principal amount of such 10.50% 2027 Senior Secured Notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, the Company was thus required to commence a sales process for DBMG. The sales process for DBMG, which has been initiated and is proceeding, has separate milestone requirements, which the Company has either met or extended as of March 31, 2026. As of March 31, 2026, the Infrastructure segment did not meet the criteria for held-for-sale or discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. Subsequent to quarter end, the April 1, 2026 milestone for an executed purchase agreement was extended to June 1, 2026. The Company is in compliance with the milestone covenants requirements as of the date of the filing of this Quarterly Report on Form 10-Q.

The 10.50% 2027 Senior Secured Notes Indenture contains customary events of default which could, subject to certain conditions, cause the 10.50% 2027 Senior Secured Notes to become immediately due and payable, including, but not limited to defaults by the Company in the payment of the principal of any of the 10.50% 2027 Senior Secured Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise (other than pursuant to an offer to purchase by the Company) or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the 10.50% 2027 Senior Secured Notes Indenture for a period of 60 days following notice by the 10.50% 2027 Senior Secured Notes Trustee or the holders of at least 30% in aggregate principal amount of the 10.50% 2027 Senior Secured Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; certain events of bankruptcy or insolvency; and failure to comply with the milestone covenant described above.

8.50% Senior Secured Notes due 2026

The original $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes") were issued in 2021 at 100% of par. In August 2025, the Company exchanged $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes for new 10.50% 2027 Senior Secured Notes, as discussed above. Subsequent to the exchange, the Company had $1.9 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes remaining. On February 2, 2026, the Company repaid the remaining principal balance and all accrued interest.

The 2026 Senior Secured Notes had a stated annual interest rate of 8.50% and had an effective interest rate of 9.3%, which reflected the initial $10.8 million of deferred financing fees in 2021, including underwriting fees. Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $15 thousand and $7.6 million for the three months ended March 31, 2026 and 2025, respectively.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

2027 Convertible Notes

On August 4, 2025, the Company exchanged $48.7 million of the then outstanding aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”). The new principal amount included fees payable to the lenders and $47.50 principal amount of 2027 Convertible Notes per $1,000 principal amount of 2026 Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 2026 Convertible Notes that was due on August 1, 2025. The 2027 Convertible Notes mature on March 1, 2027, unless earlier converted, redeemed or purchased.

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

The initial maximum number of securities underlying the 2027 Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the 2027 Convertible Notes Indenture, and assuming that the Company has obtained the requisite stockholder approval referred to above, was 1,543,174 shares of the Company’s common stock.

As of March 31, 2026, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of the Company's common stock, for a total of 1,323,315 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on March 31, 2026, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

The 2027 Convertible Notes accrue interest at a rate of 9.5% per year. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $2.5 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. All subsequent interest payments are payable in cash. Aggregate interest expense, including the contractual interest coupon and amortization was $1.5 million for the three months ended March 31, 2026.

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

As of March 31, 2026, the total carrying amount related to the note was $55.2 million, inclusive of $56.0 million aggregate principal outstanding (which includes capitalized interest), partially offset by a remaining unamortized net OID of $0.6 million and unamortized deferred financing fees of $0.2 million. As of December 31, 2025, the total carrying amount related to the note was $52.5 million, inclusive of $53.5 million aggregate principal outstanding, partially offset by a remaining unamortized net OID of $0.8 million and unamortized deferred financing fees of $0.2 million

The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “2027 Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “2027 Convertible Notes Indenture”), dated as of August 4, 2025, governing the 2027 Convertible Notes. If the Company completes certain assets sales, the 2027 Senior Secured Notes Indenture may require the Company in certain circumstances to make an offer to purchase the 2027 Convertible Notes with the net cash proceeds from such an asset sale (After the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, and all other Senior Debt) at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. Additionally, if the Company undergoes a Fundamental Change (as defined in the 2027 Convertible Notes Indenture), subject to certain conditions, the Company may be required to purchase all or any portion of the 2027 Convertible Notes for cash. The Fundamental Change purchase price will be 100% of the principal amount of the 2027 Convertible Notes to be purchased, plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the Fundamental Change Purchase Date (as defined in the 2027 Convertible Notes Indenture). The Fundamental Change definition excludes ownership of the Company’s equity by Lancer Capital LLC and its affiliates.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

2026 Convertible Notes

The original 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, the Company exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of March 31, 2026, the Company has $0.2 million aggregate principal remaining of the 2026 Convertible Notes.

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

As of both March 31, 2026 and December 31, 2025, the remaining 2026 Convertible Notes had a net carrying value of $0.2 million. The effective interest rate on the remaining 2026 Convertible Notes as of both March 31, 2026 and December 31, 2025 was 3.0%.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount, net of premium and deferred financing costs was $1 thousand and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of INNOVATE's common stock, which is equivalent to a conversion price of approximately $42.31 per share, for a total of 3,781 shares of common stock, as adjusted for the reverse stock split in 2024, and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on March 31, 2026, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both March 31, 2026 and December 31, 2025, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on August 4, 2025, is September 15, 2026. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of March 31, 2026 and December 31, 2025, the interest rate on the Revolving Line of Credit was 9.7% and 10.0%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based on the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indentures that govern the Company's senior secured notes.

On August 4, 2025, the Company and MSD entered into an Eighth Amendment to Credit Agreement, which among other things, extended the maturity of the 2020 Revolving Credit Agreement to September 15, 2026, and added a new $0.4 million extension fee that is payable on the earlier of maturity date or date of prepayment of the debt. The $0.4 million extension fee and third-party legal costs of $0.3 million incurred under the amendment are being amortized into interest expense over the term of the Revolving Line of Credit.

Any failure to comply with the restrictions in the agreements governing the Company's indentures, or any agreement governing other indebtedness the Company could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
CGIC Promissory Note

On August 4, 2025, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has an interest rate of 16.0%, and an effective interest rate of 14.6% as of March 31, 2026. Interest on the amended CGIC Note will be paid monthly and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. As part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. The new extension fee was recorded as an OID to the carrying amount of the note and is being amortized into interest expense over the term of the CGIC Note using the effective interest rate method.

The original CGIC subordinated unsecured promissory note, which was issued at 100% of par entered into in 2023 in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), had a principal amount of $35.1 million, an original maturity date of February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter.

For the three months ended March 31, 2026 and 2025, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $1.7 million and $1.4 million, respectively, and cash paid for interest to CGIC was zero and $1.2 million, respectively. During the three months ended March 31, 2026, in accordance with the terms of the amended CGIC Note, $1.9 million of interest was capitalized into the principal balance. As of March 31, 2026, the total carrying amount related to the note was $48.5 million, inclusive of $47.8 million of principal (including capitalized interest) and a net unamortized premium of $0.7 million. As of December 31, 2025, the total carrying amount of the note was $46.8 million, inclusive of $45.9 million of principal (including capitalized interest) and a net unamortized premium of $0.9 million.

The terms of the CGIG Note include a mandatory prepayment requirement which requires the Company to prepay the CGIC Note (together with all accrued and unpaid interest and all other amounts payable under the CGIC Note), after the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, the 2027 Convertible Notes, the 2027 Convertible Notes Indenture and all other Senior Debt (or, in each case, under any refinancing indebtedness in respect thereof), upon the occurrence of an Asset Sale (as defined in the agreement), in an amount equal to the Net Cash Proceeds (as defined in the agreement) from such Asset Sale, with such prepayment due no later than two (2) Business Days after the receipt of such Net Cash Proceeds by the Company (or its subsidiary, if applicable) from such Asset Sale.

The note contains customary events of default and contains cross-default provisions with other INNOVATE debt instruments which could, subject to certain conditions, cause the note to become immediately due and payable.

12. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its interim tax provision.

Income tax expense was $2.9 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively. Income tax expense primarily relates to the tax expense as calculated for taxpaying entities, including the tax expense/benefit associated with the INNOVATE Corp. U.S. consolidated group due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

The Company did not have any unrecognized tax benefits as of March 31, 2026 and 2025, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretations by the IRS.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
GrayWolf Collective Action Claim

On March 24, 2026, a subsidiary of DBM Global, GrayWolf Integrated Construction Company, received a draft of a purported Collective Action Complaint entitled Hilario Riviera, Individually and for Others Similarly Situated v. GrayWolf Integrated Construction Company (the "Draft Complaint") alleging that GrayWolf failed to properly pay Riviera for all hours worked because GrayWolf automatically rounded the punch in and punch out times for work to the nearest half hour for GrayWolf’s own primary benefit and to the detriment of Riviera and other hourly employees. The Draft Complaint also states that GrayWolf paid Riviera and other hourly employees “per diems,” not reasonably calculated to reimburse expenses and based on time worked, but GrayWolf excluded “per diems” from their regular rate of pay for overtime purposes. The action is purported to be brought under the Fair Labor Standards Act (the "FLSA") on behalf of hourly employees for the last three years who had wages rounded or received "per diems". GrayWolf has entered into a “Tolling Agreement” with the Plaintiff to stay any statute of limitations while GrayWolf investigates this matter and expects that it will vigorously contest the allegations. Accordingly, the Company cannot reasonably estimate any range of potential loss at this time.

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of March 31, 2026, DBMG had outstanding letters of credit of $5.8 million under credit and security agreements and performance bonds of $581.9 million. As of December 31, 2025, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $680.2 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+, AA- and AA.

Concentrations of Credit Risk

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended March 31,
		2026	2025
	Segment	Revenue	Revenue
Customer A	Infrastructure	31.0%	*
Customer B	Infrastructure	13.9%	*
*Less than 10% concentration

14. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.6 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, which is included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2025	314,176	$6.22
Vested	(33,447)	$6.65
Unvested - March 31, 2026	280,729	$5.79

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The aggregate vesting date fair value of the restricted stock and restricted stock units which vested during the three months ended March 31, 2026 and 2025, was $0.1 million and $0.3 million, respectively. As of March 31, 2026, the total unrecognized share-based compensation expense related to unvested restricted stock and restricted stock units was $0.7 million and is expected to be recognized over the remaining weighted-average period of 0.8 years.

Stock Options

A summary of INNOVATE’s stock option activity is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding - December 31, 2025 and March 31, 2026	317,733	$13.39

Exercisable - December 31, 2025 and March 31, 2026	217,733	$16.94

As of March 31, 2026, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were $0.1 million and approximately 8.1 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of March 31, 2026, there were 100,000 unvested stock options and $0.2 million of unrecognized share-based compensation expense related to unvested stock options and is expected to be recognized over the remaining period of 0.5 years.
15. Temporary Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	March 31, 2026	December 31, 2025

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	1,937	1,937

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

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 Preferred Stock have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet. After giving effect to the Preferred Stock Exchange in August 2025, the Series A-3 and A-4 Preferred Stock have a combined redemption value of $9.5 million (which includes the accreted dividends) and a current fair value of $9.9 million as of March 31, 2026, which is inclusive of $0.4 million in accrued cash dividends.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
During the first quarter of 2026, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. An aggregate quarterly dividend of $0.4 million for the first quarter of 2026, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum.

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

During the three months ended March 31, 2025, the Board declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following table (in millions):

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

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. As of March 31, 2026, each share of the Series A-3 Preferred Stock was convertible at an accrued value of $1,000 per share, divided by the conversion price of $23.63 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 Preferred Stock was convertible at an accrued value of $1,000 per share divided by the conversion price of $34.40 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices”). The Conversion Prices have historically been adjusted from time to time and continue to be subject to potential adjustment for dividends, certain distributions, reverse stock splits or stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices (which adjustment shall be made on a weighted-average basis).

As of March 31, 2026, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 305,278 and 66,326 shares, respectively, of INNOVATE's common stock. As of December 31, 2025, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 299,518 and 65,075 shares, respectively, of INNOVATE's common stock.

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
(Unaudited)
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

Spectrum Non-Controlling Interests

Refer to Note 11. Debt Obligations for information regarding the Company's Spectrum segment's redeemable non-controlling interests.

R2 Technologies Non-Controlling Interests

The Company has non-redeemable and redeemable non-controlling interests related to R2 Technologies in the form of common stock as well as convertible preferred stock that is redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, the non-controlling interest is classified outside of permanent equity in the mezzanine section of a Company's Consolidated Balance Sheet. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests.

As of March 31, 2026 and December 31 2025, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

During the three months ended March 31, 2026, Pansend funded an additional $0.3 million in intercompany convertible 13.0% notes with R2 Technologies, bringing the total intercompany notes principal balance to $7.8 million. The outstanding principal amounts of the notes, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new series E Convertible Preferred Stock ("Series E") or new series F Convertible Preferred Stock ("Series F") in R2 Technologies, as applicable to each note, upon written notice to R2 Technologies and the notes have a maturity date, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes. These notes and related intercompany interest are eliminated on consolidation.

As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $1.1 million and negative $1.0 million as of March 31, 2026 and December 31 2025, respectively. As of March 31, 2026 and December 31 2025, the Company had negative $10.1 million and negative $9.2 million, respectively of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Condensed Consolidated Balance Sheets.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Liquidation Preference

R2 Technologies has issued multiple A, B, C and D-series, and, in the future potentially E-series and F-series, participating convertible preferred stock (the "R2 Technologies Preferred Shares"), all of which contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A, series C, series D, Series E (upon conversion of the aforementioned notes that are convertible into Series E) and Series F (upon conversion of the aforementioned notes that are convertible into Series F) R2 Technologies Preferred Shares to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Series B R2 Technologies Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event.

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

As of both March 31, 2026 and December 31, 2025, R2 Technologies had negative net assets after consideration of intercompany and third-party debt, as applicable, and, therefore, there would be no legally available funds to satisfy any liquidation preferences upon a liquidation event.

16. Related Parties

Non-Operating Corporate

As of March 31, 2026, Lancer Capital held $2.3 million of the Company's 2027 Convertible Notes, which were issued on August 4, 2025, in exchange for the $2.0 million of principal amount of the Company's 2026 Convertible Notes held by Lancer prior to the exchange. The principal amount of the 2027 Convertible Notes includes capitalized interest and extension fees. As of March 31, 2026, the $2.3 million in 2027 Convertible Notes are convertible into 54,338 shares of common stock of INNOVATE. As of December 31, 2025, Lancer Capital held the $2.2 million in 2027 Convertible Notes which were convertible into 51,874 shares of common stock of INNOVATE. During both the three months ended March 31, 2026 and 2025, Lancer Capital earned less than $0.1 million in interest relating to these notes. Refer to Note 11. Debt Obligations for additional information on the Convertible Notes.

CGIC is a former significant shareholder and is the shareholder of the Company's Series A-3 Preferred Stock and Series A-4 Preferred Stock. Refer to Note 15. Temporary Equity for additional information. In addition, as of March 31, 2026 and December 31, 2025, the Company owed $47.8 million and $45.9 million, respectively, in principal amount of a promissory note owed to CGIC. Refer to Note 11. Debt Obligations for additional information. During the three months ended March 31, 2026, the Company paid $0.6 million to CGIC related to a tax refund received from the IRS.
Life Sciences

As of March 31, 2026 and December 31, 2025, R2 Technologies had $49.4 million and $47.9 million, respectively, in principal amount of a 12.0% senior secured promissory note due to Lancer Capital. Refer to Note 11. Debt Obligations for additional information.

For the three months ended March 31, 2026 and 2025, R2 Technologies recognized revenue of $0.5 million and $0.4 million, respectively from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2 Technologies. There were $0.2 million and $0.6 million of related receivables from this subsidiary of Huadong as of March 31, 2026 and December 31, 2025, respectively.

Share-based compensation and royalty expenses related to Blossom Innovations, LLC ("Blossom"), an investor of R2 Technologies since 2014, totaled $0.1 million and $0.3 million, for the three months ended March 31, 2026 and 2025, respectively. The related payables due to Blossom totaled $0.2 million as of both March 31, 2026, and December 31, 2025.

Refer to Note 6. Investments for transactions with equity method investees of the Company.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
17. Segments and Related Information

The Company currently operates in one primary geography - United States, and substantially all revenue is derived in the United States, and substantially all PP&E and intangible assets reside in the United States. The Company's reportable segments are identified based on the nature of the services and products provided, the organizational structure, and the internal reporting system used by the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. As of March 31, 2026, the Company had three reportable operating segments, plus the Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum, and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues. Refer to Note 1. Organization and Business for additional information on the organizational structure of the business and Note 3. Revenue and Contracts in Process for additional information on revenue by segment.

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

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

	Three Months Ended March 31, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$357.9	$1.6	$5.3	$—	$—	$364.8
Cost of revenue	307.0	1.4	2.9	—	—	311.3
Selling, general and administrative expenses	32.0	2.3	1.7	3.4	—	39.4
Depreciation and amortization	2.9	0.1	1.2	—	—	4.2
Other operating income	—	—	(0.1)	—	—	(0.1)
Income (loss) from operations	$16.0	$(2.2)	$(0.4)	$(3.4)	$—	$10.0
Other data:
Capital cash expenditures	$8.9	$—	$0.6	$—	$—	$9.5

	Three Months Ended March 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$264.9	$3.1	$6.2	$—	$—	$274.2
Cost of revenue	223.5	2.3	2.9	—	—	228.7
Selling, general and administrative expenses	29.3	3.7	1.9	2.9	—	37.8
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Other operating income	(0.1)	—	—	—	—	(0.1)
Income (loss) from operations	$9.1	$(3.0)	$0.2	$(2.9)	$—	$3.4
Other data:
Capital cash expenditures	$4.1	$0.1	$0.5	$—	$—	$4.7

Certain balance sheet data:
	March 31, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$—	$—	$1.8
Total assets	$748.5	$8.5	$175.7	$4.1	$—	$936.8

	December 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Investments (1)	$—	$1.8	$—	$—	$—	$1.8
Total assets	$758.9	$9.6	$174.5	$7.1	$—	$950.1
(1) The Company's equity method investments in its Life Sciences segment totaled $0.9 million as of both March 31, 2026 and December 31, 2025.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Reconciliation of the consolidated segment income from operations to consolidated loss from operations before income taxes:
Income from operations	$10.0	$3.4
Interest expense	(24.5)	(20.2)
Loss from equity investees	—	(5.9)
Other income, net	0.3	4.0
Loss from operations before income taxes	$(14.2)	$(18.7)

18. Basic and Diluted Loss Per Common Share

Loss per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock, of the Company are considered participating securities; however, unvested shares of restricted stock do not participate in losses and, as such, are excluded from the computation of basic loss per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under share-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive than the treasury stock method in a period.

The Company had no dilutive common stock equivalents during the three months ended March 31, 2026, and 2025, due to the results from continuing operations being a loss, net of tax. For the three months ended March 31, 2026 and 2025, 307,422 and 294,329, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted loss per share as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share for the three months ended March 31, 2026 and 2025, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 14. Share-based Compensation and Note 15. Temporary Equity for additional information on INNOVATE's equity instruments.

The following table presents a reconciliation of net loss to net loss used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(17.1)	$(25.8)
Net loss attributable to non-controlling interests and redeemable non-controlling interests	0.3	1.3
Net loss attributable to INNOVATE Corp.	(16.8)	(24.5)
Less: Preferred stock dividends	0.4	0.3
Net loss attributable to common stockholders and participating preferred stockholders	$(17.2)	$(24.8)

Weighted-average common shares outstanding - basic and diluted	13,344,976	13,114,804

Loss per common share - basic and diluted	$(1.29)	$(1.89)

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

March 31, 2026			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$679.5	$646.7	$—	$440.2	$206.5
Total liabilities not accounted for at fair value	$679.5	$646.7	$—	$440.2	$206.5
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases. The fair value of the Company's Level 3 debt obligations incorporates applicable exit fees, while the carrying value of the debt obligations excludes $25.8 million in exit fees which is reflected in Accrued liabilities in the Company's Condensed Consolidated Balance Sheet.

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
(1) Refer to Note 6. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases. The fair value of the Company's Level 3 debt obligations incorporates applicable exit fees, while the carrying value of the debt obligations excludes $25.8 million in exit fees which is reflected in Accrued liabilities in the Company's Condensed Consolidated Balance Sheet.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from externally quoted market prices for INNOVATE's 10.50% 2027 Senior Secured Notes, 8.50% 2026 Senior Secured Notes, 9.5% Convertible Senior Secured Notes due 2027, and 7.50% Convertible Senior Notes due 2026, which are reflected as Level 2 fair value measurements due to limited recently available observable trading activity for these instruments. The methodology for the Level 2 fair value measurements combines direct recent transaction activity or, if available, market observations from contributed sources with quantitative pricing models or fair value reports from valuation providers to generate evaluated prices and are classified as Level 2 fair value measurements. The Level 3 fair value measurements, including those for the Company's other debt instruments, were estimated using an income approach based on the expected future cash flows, discounted at an estimated market yield. The discount rate, or yield to maturity, was derived from a synthetic credit rating and corresponding market spread analysis as of the valuation date to estimate an option-adjusted spread which was then applied to the applicable risk-free curve, consistent with market observable inputs for similarly rated debt. Certain debt obligations have a fair value estimate equal to their carrying value due to recent transaction activity. The fair value of the debt instruments is disclosed for informational purposes and does not necessarily represent the amount that would be realized upon settlement or transfer.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
20. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income, net (in millions):

	Three Months Ended March 31,
	2026	2025
Gain on step-up of equity method investment	$—	$4.4
Interest income	0.4	0.4
Foreign currency translation losses	(0.3)	(0.4)
Unrealized fair value gain on securities	—	0.2
Other	0.2	(0.6)
Total other income, net	$0.3	$4.0

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents, beginning of the period	$112.1	$48.8
Restricted cash included in other assets (non-current)	0.6	0.5
Total cash, cash equivalents and restricted cash, beginning of the period	$112.7	$49.3

Cash and cash equivalents, end of the period	$134.6	$33.3
Restricted cash included in other assets (non-current)	0.6	0.6
Total cash and cash equivalents and restricted cash, end of the period	$135.2	$33.9

Supplemental cash flow information:
Cash paid for interest	$2.1	$19.5
Cash paid for income taxes, net of refunds	$—	$0.8

Non-cash investing and financing activities:
Accrued interest and fees capitalized into principal debt	$24.8	$1.2
Property, plant and equipment included in accounts payable or accrued expenses	$3.2	$1.1

21. Subsequent Events

Refer to Note 11. Debt Obligations for updates regarding the milestone covenants related to the Company's 10.50% 2027 Senior Secured Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026 (the "2025 Annual Report"), and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2025 Annual Report as well as the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, "INNOVATE" means INNOVATE Corp. and the "Company," "we", "us" and "our" mean INNOVATE together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles accepted in the United States of America.

Our Business and Our Operations

We are a diversified holding company with principal operations conducted through three operating platforms or reportable segments as of March 31, 2026: Infrastructure ("DBMG"), Life Sciences ("Pansend"), and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

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

During 2026, as part of our strategic process, we have engaged in and are contemplating several transactions that had or will have an effect on the results of operations and financial condition of our business and individual segments.

Debt Obligations and Financing

Corporate Debt - Infrastructure Milestones

The 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we were thus required to commence a sales process for DBMG. The sales process for DBMG, which has been initiated and is proceeding, has separate milestone requirements, which we have either met or extended as of March 31, 2026. Subsequent to quarter end, the April 1, 2026 milestone for an executed purchase agreement was extended to June 1, 2026. We are in compliance with the milestone covenants requirements as of the date of the filing of this Quarterly Report on Form 10-Q.

The covenants contained in the DBMG Credit Agreement contain a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of our Infrastructure segment's debt in the future upon certain events, including a sale of DBMG.

Life Sciences

During the three months ended March 31, 2026, Pansend funded an additional $0.3 million in intercompany convertible 13.0% notes with R2 Technologies, bringing the total intercompany principal note balances to $7.8 million. The outstanding principal amounts of the notes, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new series E Convertible Preferred Stock ("Series E") or new series F Convertible Preferred Stock ("Series F") in R2 Technologies, as applicable to each note, upon written notice to R2 Technologies and the notes have a maturity date, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes. These notes and related intercompany interest are eliminated on consolidation. Refer to Note 15. Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Spectrum

In connection with the Spectrum Notes Extension, we entered into a related side letter (the "Spectrum Letter") with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that we were required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2B. As of March 31, 2026, although the final milestone was not met, the lenders have not declared an event of default or exercised any remedies as the Company was, and continues to be in, in discussions with the lenders regarding the strategic alternatives. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the Spectrum Notes.

Equity Method Investments

MediBeacon

On March 31, 2026, MediBeacon received the European Union ("EU") CE mark certification under the EU Medical Device Regulation ("MDR") for its TGFRTM Monitor and TGFRTM Reusable sensor. The certification confirms that the Monitor and Sensor have met the robust safety, quality, and performance standards required under EU MDR.

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Results of Operations

The following table summarizes our results of operations (in millions):

	Three Months Ended March 31,
	2026	2025	Increase / (Decrease)
Revenue
Infrastructure	$357.9	$264.9	$93.0
Life Sciences	1.6	3.1	(1.5)
Spectrum	5.3	6.2	(0.9)
Total revenue	$364.8	$274.2	$90.6

Income (loss) from operations
Infrastructure	$16.0	$9.1	$6.9
Life Sciences	(2.2)	(3.0)	0.8
Spectrum	(0.4)	0.2	(0.6)
Non-Operating Corporate	(3.4)	(2.9)	(0.5)
Total income from operations	$10.0	$3.4	$6.6

Interest expense	(24.5)	(20.2)	(4.3)
Loss from equity investees	—	(5.9)	5.9
Other income, net	0.3	4.0	(3.7)
Loss from operations before income taxes	$(14.2)	$(18.7)	$4.5
Income tax expense	(2.9)	(7.1)	4.2
Net loss	$(17.1)	$(25.8)	$8.7
Net loss attributable to non-controlling interests and redeemable non-controlling interests	0.3	1.3	(1.0)
Net loss attributable to INNOVATE Corp.	$(16.8)	$(24.5)	$7.7
Less: Preferred stock dividends	0.4	0.3	0.1
Net loss attributable to common stockholders and participating preferred stockholders	$(17.2)	$(24.8)	$7.6

Revenue: Revenue for the three months ended March 31, 2026, increased $90.6 million to $364.8 million from $274.2 million for the three months ended March 31, 2025. The increase was primarily driven by our Infrastructure segment, which was partially offset by decreases at our Life Sciences and Spectrum segments. The increase at our Infrastructure segment was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, which was partially offset by a decrease at the industrial maintenance and repair business due to the timing and size of projects, which had increased activity in the comparable period on certain large construction projects that have since been completed. The decrease at our Life Sciences segment was attributable to R2 Technologies, primarily driven by decreases in Glacial fx and Glacial Rx unit sales in North America, which were partially offset by an increase in Glacial Spa unit sales outside North America. The decrease at our Spectrum segment was primarily driven by the termination of a few networks and individual markets subsequent to the comparable period.

Income from operations: Income from operations for the three months ended March 31, 2026, increased $6.6 million to $10.0 million from $3.4 million for the three months ended March 31, 2025. The increase was primarily due to a net increase in gross profit of $8.0 million, and a net decrease in depreciation and amortization of $0.2 million, partially offset by a net increase in selling, general and administrative ("SG&A") expenses of $1.6 million. The net increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects in the current period, which had increased activity subsequent to the comparable period, which was partially offset by our Spectrum and Life Sciences segments due to the decreases in revenue. The increase in SG&A was primarily driven by our Infrastructure segment primarily due to an increase in compensation-related expenses due to timing, as well as an increase at our Non-Operating Corporate segment primarily driven by expenses in the current period related to potential dispositions. These increases in SG&A were partially offset by a decrease in SG&A at our Life Sciences segment due to a reduction in compensation-related expenses at R2 Technologies and Pansend.

Interest expense: Interest expense for the three months ended March 31, 2026, increased $4.3 million to $24.5 million from $20.2 million for the three months ended March 31, 2025. The increase in interest expense was primarily driven by our Non-Operating Corporate segment due to the indebtedness refinancing transactions completed subsequent to the comparable period, which resulted in increased principal balances due to the capitalization of fees and interest, and certain increases in interest rates, leading to increased interest expense including amortization of fees. The increase was partially offset by our Life Sciences segment due to the refinancing of their debt subsequent to the comparable period, which removed certain exit and default fees and decreased the stated interest rate, which was partially offset by the higher outstanding principal amount. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the indebtedness refinancing transactions.

Loss from equity investees: Loss from equity investees for the three months ended March 31, 2026, decreased $5.9 million to zero from $5.9 million for the three months ended March 31, 2025. The decrease was due to a decrease in losses recognized from MediBeacon. During the three months ended March 31, 2025, as a result of the unrepeated equity transactions that occurred upon FDA approval of MediBeacon's TGFR in the comparable period, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. As of both March 31, 2026 and March 31, 2025, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Refer to Note 6. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

Other income, net: Other income, net for the three months ended March 31, 2026, decreased $3.7 million to $0.3 million from $4.0 million for the three months ended March 31, 2025. The decrease was primarily driven by the unrepeated $4.4 million step-up gain following MediBeacon's FDA approval in the comparable period, which was partially offset by an unrepeated legal settlement expense at our Non-Operating Corporate segment in the comparable period. Refer to Note 20. Supplementary Financial Information to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on other income, net.

Income tax expense: Income tax expense for the three months ended March 31, 2026, decreased $4.2 million to $2.9 million from $7.1 million for the three months ended March 31, 2025. The movement in tax expense was primarily driven by the impact of projected pre-tax results on the annual effective tax rate including the limitations on the utilization of net operating losses ("NOL") by INNOVATE's U.S. consolidated group as a result of the Internal Revenue Code Section 382 and the Tax Cuts and Jobs Act's 80 percent limitation on NOLs incurred after 2017.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs and (gains) losses on lease modifications; and (iii) asset impairment expense; as applicable. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Three Months Ended March 31,
	2026	2025	Increase / (Decrease)
Revenue	$357.9	$264.9	$93.0

Cost of revenue	307.0	223.5	83.5
Selling, general and administrative	32.0	29.3	2.7
Depreciation and amortization	2.9	3.1	(0.2)
Other operating income	—	(0.1)	0.1
Income from operations	$16.0	$9.1	$6.9

Revenue: Revenue for the three months ended March 31, 2026, increased $93.0 million to $357.9 million from $264.9 million for the three months ended March 31, 2025. The increase was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business which had increased activity subsequent to the comparable period on certain large construction projects, and to a lesser extent, at the new modular business and the construction modeling and detailing business. The increases were partially offset by a decrease at the industrial maintenance and repair business due to the timing and size of projects, which had increased activity in the comparable period on certain large construction projects that have since been completed.

Cost of revenue: Cost of revenue for the three months ended March 31, 2026, increased $83.5 million to $307.0 million from $223.5 million for the three months ended March 31, 2025. The increase was primarily driven by the increase in revenue at DBMG's commercial structural steel fabrication and erection business due to the increased activity subsequent to the comparable period on certain large construction projects, and to a lesser extent, an increase at the new modular business and the construction modeling and detailing business due to the increases in revenue. The increases in cost of revenue were partially offset by a decrease at the industrial maintenance and repair business as a result of the decrease in revenue due to the timing of project activity on certain large construction projects that have been completed subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2026, increased $2.7 million to $32.0 million from $29.3 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in compensation-related expenses due to timing.

Life Sciences Segment

	Three Months Ended March 31,
	2026	2025	Increase / (Decrease)
Revenue	$1.6	$3.1	$(1.5)

Cost of revenue	1.4	2.3	(0.9)
Selling, general and administrative	2.3	3.7	(1.4)
Depreciation and amortization	0.1	0.1	—
Loss from operations	$(2.2)	$(3.0)	$0.8

Revenue: Revenue for the three months ended March 31, 2026, decreased $1.5 million to $1.6 million from $3.1 million for the three months ended March 31, 2025. The decrease in revenue was attributable to R2 Technologies, primarily driven by decreases in Glacial fx and Glacial Rx unit sales in North America, which were partially offset by an increase in Glacial Spa unit sales outside North America.

Cost of revenue: Cost of revenue for the three months ended March 31, 2026, decreased $0.9 million to $1.4 million from $2.3 million for the three months ended March 31, 2025. The decrease in cost of revenue was attributable to R2 Technologies, primarily driven by the decrease in revenue noted above and, to a lesser extent, the related decreases in warranty expenses and royalty expenses.

Selling, general and administrative: Selling, general and administrative expense for the three months ended March 31, 2026, decreased $1.4 million to $2.3 million from $3.7 million for the three months ended March 31, 2025. The decrease was primarily driven by a reduction in compensation-related expenses at R2 Technologies and Pansend.

Spectrum Segment

	Three Months Ended March 31,
	2026	2025	Increase / (Decrease)
Revenue	$5.3	$6.2	$(0.9)

Cost of revenue	2.9	2.9	—
Selling, general and administrative	1.7	1.9	(0.2)
Depreciation and amortization	1.2	1.2	—
Other operating income	(0.1)	—	(0.1)
(Loss) income from operations	$(0.4)	$0.2	$(0.6)

Revenue: Revenue for the three months ended March 31, 2026, decreased $0.9 million to $5.3 million from $6.2 million for the three months ended March 31, 2025. The decrease was primarily driven by the termination of a few networks and individual markets subsequent to the comparable period.

Cost of revenue: Cost of revenue for the three months ended March 31, 2026, remained consistent at $2.9 million as compared to the three months ended March 31, 2025. The majority of our Spectrum segment's costs are relatively fixed in nature and do not fluctuate significantly with changes in revenue.

Non-Operating Corporate

	Three Months Ended March 31,
	2026	2025	Increase / (Decrease)
Selling, general and administrative	$3.4	$2.9	$0.5
Loss from operations	$(3.4)	$(2.9)	$(0.5)

Selling, general and administrative: Selling, general and administrative expenses for the three months ended March 31, 2026 increased $0.5 million to $3.4 million from $2.9 million for the three months ended March 31, 2025. The increase was primarily driven by $0.9 million of expenses in the current period related to potential dispositions, which was partially offset by a decrease in compensation-related expenses.

Loss from Equity Investees

	Three Months Ended March 31,
	2026	2025	(Increase) / Decrease
Life Sciences	$—	$(5.9)	$5.9
Loss from equity investees	$—	$(5.9)	$5.9

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended March 31, 2026, decreased $5.9 million to zero from $5.9 million for the three months ended March 31, 2025. The decrease in loss was due to a decrease in losses recognized from MediBeacon as none were recognized during the three months ended March 31, 2026. Refer to Loss from equity investees in the Results of Operations section above for more information. Refer to Note 6. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss (which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, and asset impairment expense); interest expense; other (income) expense, net; income tax expense (benefit); non-controlling interests; share-based compensation expense; realignment and exit costs; facility commissioning costs and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended March 31,
	2026	2025	Increase / (Decrease)
Infrastructure	$23.0	$16.7	$6.3
Life Sciences	(2.0)	(8.7)	6.7
Spectrum	0.7	1.4	(0.7)
Non-Operating Corporate	(2.0)	(2.2)	0.2
Other and Eliminations	—	—	—
Adjusted EBITDA	$19.7	$7.2	$12.5

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

(in millions)	Three Months Ended March 31, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$9.3	$(3.3)	$(6.5)	$(16.3)	$—	$(16.8)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.9	0.1	1.2	—	—	4.2
Depreciation and amortization (included in cost of revenue)	3.2	—	—	—	—	3.2
Other operating income	—	—	(0.1)	—	—	(0.1)
Interest expense	1.8	1.9	4.0	16.8	—	24.5
Other (income) expense, net	(0.1)	—	2.5	(2.7)	—	(0.3)
Income tax expense (benefit)	4.1	—	—	(1.2)	—	2.9
Non-controlling interests	0.9	(0.8)	(0.4)	—	—	(0.3)
Share-based compensation expense	—	0.1	—	0.5	—	0.6
Realignment and exit costs	0.3	—	—	—	—	0.3
Facility commissioning costs	0.6	—	—	—	—	0.6
Acquisition and disposition costs	—	—	—	0.9	—	0.9
Adjusted EBITDA	$23.0	$(2.0)	$0.7	$(2.0)	$—	$19.7

(in millions)	Three Months Ended March 31, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$4.6	$(7.6)	$(5.4)	$(16.1)	$—	$(24.5)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Depreciation and amortization (included in cost of revenue)	3.5	—	—	—	—	3.5
Other operating income	(0.1)	—	—	—	—	(0.1)
Interest expense	2.1	4.5	3.7	9.9	—	20.2
Other (income) expense, net	(0.3)	(4.5)	2.2	(1.4)	—	(4.0)
Income tax expense	2.3	—	—	4.8	—	7.1
Non-controlling interests	0.4	(1.4)	(0.3)	—	—	(1.3)
Share-based compensation expense	—	0.2	—	0.6	—	0.8
Realignment and exit costs	1.1	—	—	—	—	1.1
Adjusted EBITDA	$16.7	$(8.7)	$1.4	$(2.2)	$—	$7.2

Infrastructure: Net income from our Infrastructure segment for the three months ended March 31, 2026, increased $4.7 million to $9.3 million from $4.6 million for the three months ended March 31, 2025. Adjusted EBITDA from our Infrastructure segment for the three months ended March 31, 2026, increased $6.3 million to $23.0 million from $16.7 million for the three months ended March 31, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in gross profit at DBMG's commercial structural steel fabrication and erection business which had increased activity subsequent to the comparable period on certain large construction projects. The increase was partially offset by a decrease in revenue and gross profit at our industrial maintenance and repair business due to timing of certain large construction projects in the comparable period that have since been completed and an increase in recurring SG&A expenses, primarily driven by an increase in compensation-related expenses due to timing.

Life Sciences: Net loss from our Life Sciences segment for the three months ended March 31, 2026, decreased $4.3 million to $3.3 million from $7.6 million for the three months ended March 31, 2025. Adjusted EBITDA loss from our Life Sciences segment for the three months ended March 31, 2026, decreased $6.7 million to $2.0 million from $8.7 million for the three months ended March 31, 2025. The decrease in Adjusted EBITDA loss was primarily due to a decrease in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above, and a decrease in SG&A expenses, primarily driven by decreases in compensation-related expenses at R2 Technologies and Pansend. These decreases were partially offset by a decrease in gross profit at R2 Technologies, driven by the decrease in revenue (as discussed in the Revenue section above).

Spectrum: Net loss from our Spectrum segment for the three months ended March 31, 2026, increased $1.1 million to $6.5 million from $5.4 million for the three months ended March 31, 2025. Adjusted EBITDA from our Spectrum segment for the three months ended March 31, 2026, decreased $0.7 million to $0.7 million from $1.4 million for the three months ended March 31, 2025. The decrease in Adjusted EBITDA was primarily driven by the net decrease in revenue as a result of the termination of a few networks and individual markets subsequent to the comparable period.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the three months ended March 31, 2026, increased $0.2 million to $16.3 million from $16.1 million for the three months ended March 31, 2025. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended March 31, 2026, decreased slightly by $0.2 million to $2.0 million from $2.2 million for the three months ended March 31, 2025.

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

Infrastructure

As of March 31, 2026, DBMG's backlog was $1,585.6 million, consisting of $1,561.0 million under contracts or purchase orders and $24.6 million under letters of intent or notices to proceed. Approximately $1,047.7 million, representing 66.1% of DBMG’s backlog as of March 31, 2026, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG's backlog may, from time to time, include additional backlog amounts that are not included in the remaining unsatisfied performance obligations disclosed in Note 3. Revenue and Contracts in Process. This additional backlog may include commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Indebtedness

Non-Operating Corporate

10.50% Senior Secured Notes due 2027

In August 2025, we closed on an exchange offer and consent solicitation to eligible holders of our 8.50% senior secured notes due 2026 ("8.50% 2026 Senior Secured Notes") to exchange such notes for newly issued 10.50% senior secured notes due 2027 (the “10.50% 2027 Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “10.50% 2027 Senior Secured Notes Indenture”) governing the 10.50% 2027 Senior Secured Notes and we issued $360.4 million aggregate principal amount of 10.50% 2027 Senior Secured Notes as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amount includes fees payable to the lenders and $52.50 principal amount of 10.50% 2027 Senior Secured Notes per $1,000 principal amount of 8.50% 2026 Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 8.50% 2026 Senior Secured Notes that was due on August 1, 2025. The 10.50% 2027 Senior Secured Notes mature on February 1, 2027. Total fees and additional interest of $18.3 million payable to the lenders and capitalized into the new principal amount under the exchange offer was recorded as an OID and remaining unamortized deferred financing fees of $1.3 million allocated from the 8.50% 2026 Senior Secured Notes exchanged will be amortized into interest expense over the term of the notes using the effective interest rate method.

The 10.50% 2027 Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $18.9 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. All subsequent interest payments are payable in cash. Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $13.0 million for the three months ended March 31, 2026.

As of March 31, 2026, the total carrying amount related to the notes was $367.6 million, inclusive of $379.3 million aggregate principal outstanding (which includes capitalized interest), partially offset by $10.9 million of the unamortized OID and $0.8 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of March 31, 2026.

Our obligations under the 10.50% 2027 Senior Secured Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors that guarantee the 8.50% 2026 Senior Secured Notes (the “Subsidiary Guarantors”). The 10.50% 2027 Senior Secured Notes and the related guarantees are senior secured obligations for us and the Subsidiary Guarantors. The 10.50% 2027 Senior Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

If we complete certain assets sales, the terms of the 10.50% 2027 Senior Secured Notes Indenture may require us, in certain circumstances, to make an offer to purchase the 10.50% 2027 Senior Secured Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. Additionally, if a Change of Control (as defined in the 10.50% 2027 Senior Secured Notes Indenture) occurs, we will be required to make an offer to purchase the 10.50% 2027 Senior Secured Notes for cash at a price equal to 101% of the aggregate principal amount of such 10.50% 2027 Senior Secured Notes on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, our ability, and, in certain cases, our subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we were thus required to commence a sales process for DBMG. The sales process for DBMG, which has been initiated and is proceeding, has separate milestone requirements, which we have either met or extended as of March 31, 2026. Subsequent to quarter end, the April 1, 2026 milestone for an executed purchase agreement was extended to June 1, 2026. We are in compliance with the milestone covenants requirements as of the date of the filing of this Quarterly Report on Form 10-Q.

The 10.50% 2027 Senior Secured Notes Indenture contains customary events of default which could, subject to certain conditions, cause the 10.50% 2027 Senior Secured Notes to become immediately due and payable, including, but not limited to defaults by us in the payment of the principal of any of the 10.50% 2027 Senior Secured Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise (other than pursuant to an offer to purchase by the Company) or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the 10.50% 2027 Senior Secured Notes Indenture for a period of 60 days following notice by the 10.50% 2027 Senior Secured Notes Trustee or the holders of at least 30% in aggregate principal amount of the 10.50% 2027 Senior Secured Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; certain events of bankruptcy or insolvency; and failure to comply with the milestone covenant described above.

8.50% Senior Secured Notes due 2026

The original $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes") were issued in 2021 at 100% of par. In August 2025, we exchanged $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes for new 10.50% 2027 Senior Secured Notes, as discussed above. Subsequent to the exchange, we had $1.9 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes remaining. On February 2, 2026, the Company repaid the remaining principal balance and all accrued interest.

The 2026 Senior Secured Notes had a stated annual interest rate of 8.50% and had an effective interest rate of 9.3%, which reflected the initial $10.8 million of deferred financing fees in 2021, including underwriting fees. Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $15 thousand for the three months ended March 31, 2026.

2027 Convertible Notes

On August 4, 2025, we exchanged $48.7 million of the then outstanding aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 9.5% Convertible Senior Secured Notes due 2027 (the “2027 Convertible Notes”). The new principal amount included fees payable to the lenders and $47.50 principal amount of 2027 Convertible Notes per $1,000 principal amount of 2026 Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 2026 Convertible Notes that was due on August 1, 2025. The 2027 Convertible Notes mature on March 1, 2027, unless earlier converted, redeemed or purchased.

The 2027 Convertible Notes will be convertible into cash, shares of our common stock, or a combination thereof, at the Company’s election, based on an initial conversion rate of 23.6327 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $42.31 per share of our common stock), at any time prior to the close of business on the business day immediately preceding the maturity date, in principal amounts of $1,000 or an integral multiple of $1.00 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the 2027 Convertible Notes Indenture) or our delivery of a notice of redemption for the 2027 Convertible Notes, we will, in certain circumstances, be required to increase the conversion rate for a holder who elects to convert its 2027 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption.

The initial maximum number of securities underlying the 2027 Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the 2027 Convertible Notes Indenture, and assuming that we have obtained the requisite stockholder approval referred to above, was 1,543,174 shares of our common stock.

As of March 31, 2026, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of our common stock, for a total of 1,323,315 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on March 31, 2026, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

The 2027 Convertible Notes accrue interest at a rate of 9.5% per year. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $2.5 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. All subsequent interest payments are payable in cash. Aggregate interest expense, including the contractual interest coupon and amortization was $1.5 million for the three months ended March 31, 2026.

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

As of March 31, 2026, the total carrying amount related to the note was $55.2 million, inclusive of $56.0 million aggregate principal outstanding (which includes capitalized interest), partially offset by a remaining unamortized net OID of $0.6 million and unamortized deferred financing fees of $0.2 million.

The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “2027 Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “2027 Convertible Notes Indenture”), dated as of August 4, 2025, governing the 2027 Convertible Notes. If we complete certain assets sales, the 2027 Senior Secured Notes Indenture may require us in certain circumstances to make an offer to purchase the 2027 Convertible Notes with the net cash proceeds from such an asset sale (After the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, and all other Senior Debt) at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. Additionally, if we undergo a Fundamental Change (as defined in the 2027 Convertible Notes Indenture), subject to certain conditions, we may be required to purchase all or any portion of the 2027 Convertible Notes for cash. The Fundamental Change purchase price will be 100% of the principal amount of the 2027 Convertible Notes to be purchased, plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the Fundamental Change Purchase Date (as defined in the 2027 Convertible Notes Indenture). The Fundamental Change definition excludes ownership of our equity by Lancer Capital LLC and its affiliates.

The 2027 Convertible Notes Indenture contains covenants limiting, among other things, our ability and, in certain cases, our subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications.

The 2027 Convertible Notes Indenture contains customary events of default, including cross-default provisions with other INNOVATE debt instruments, which could, subject to certain conditions, cause the 2027 Convertible Notes to become immediately due and payable, including, but not limited to defaults by us in the payment of the principal of any the 2027 Convertible Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the 2027 Convertible Notes Indenture for a period of 60 days following notice by 2027 Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the 2027 Convertible Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

2026 Convertible Notes

The original 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between us and U.S. Bank, as trustee. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, we exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of March 31, 2026, the we have $0.2 million aggregate principal remaining of the 2026 Convertible Notes.

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

As of March 31, 2026, the remaining 2026 Convertible Notes had a net carrying value of $0.2 million. The effective interest rate on the remaining 2026 Convertible Notes as of March 31, 2026 and was 3.0%.

Interest is payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount, net of premium and deferred financing costs was $1 thousand for the three months ended March 31, 2026.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of our common stock, which is equivalent to a conversion price of approximately $42.31 per share, for a total of 3,781 shares of common stock, as adjusted for the reverse stock split in 2024, and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on March 31, 2026, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of March 31, 2026, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on August 4, 2025, is September 15, 2026. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of March 31, 2026, the interest rate on the Revolving Line of Credit was 9.7%. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based on the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indentures that govern our senior secured notes.

On August 4, 2025, the Company and MSD entered into an Eighth Amendment to Credit Agreement, which among other things, extended the maturity of the 2020 Revolving Credit Agreement to September 15, 2026, and added a new $0.4 million extension fee that is payable on the earlier of maturity date or date of prepayment of the debt. The $0.4 million extension fee and third-party legal costs of $0.3 million incurred under the amendment are being amortized into interest expense over the term of the Revolving Line of Credit.

Any failure to comply with the restrictions in the agreements governing our indentures, or any agreement governing other indebtedness we could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt.

CGIC Promissory Note

On August 4, 2025, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of our existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has an interest rate of 16.0%, and an effective interest rate of 14.6% as of March 31, 2026. Interest on the amended CGIC Note will be paid monthly and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. As part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. The new extension fee was recorded as an OID to the carrying amount of the note and is being amortized into interest expense over the term of the CGIC Note using the effective interest rate method.

The original CGIC subordinated unsecured promissory note, which was issued at 100% of par entered into in 2023 in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), had a principal amount of $35.1 million original maturity date of February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter.

For the three months ended March 31, 2026, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $1.7 million. During the three months ended March 31, 2026, in accordance with the terms of the amended CGIC Note, $1.9 million of interest was capitalized into the principal balance. As of March 31, 2026, the total carrying amount related to the note was $48.5 million, inclusive of $47.8 million of principal (including capitalized interest) and a net unamortized premium of $0.7 million.

The terms of the CGIG Note include a mandatory prepayment requirement which requires us to prepay the CGIC Note (together with all accrued and unpaid interest and all other amounts payable under the CGIC Note), after the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, the 2027 Convertible Notes, the 2027 Convertible Notes Indenture and all other Senior Debt (or, in each case, under any refinancing indebtedness in respect thereof), upon the occurrence of an Asset Sale (as defined in the agreement), in an amount equal to the Net Cash Proceeds (as defined in the agreement) from such Asset Sale, with such prepayment due no later than two (2) Business Days after the receipt of such Net Cash Proceeds by us(or our subsidiary, if applicable) from such Asset Sale.

The note contains customary events of default and contains cross-default provisions with our other debt instruments which could, subject to certain conditions, cause the note to become immediately due and payable.

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

The term loan and borrowings under the DBMG Credit Agreement bear interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 6.6% as of March 31, 2026. The DBMG Revolving Facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. Principal payments and interest on DBMG's term loan are paid monthly, and the effective interest rate was 7.2% as of March 31, 2026.

At the time of entering into the DBMG Credit Agreement, deferred financing fees totaling $1.8 million were capitalized as original issue discounts and included in the carrying amount of the debt in the Condensed Consolidated Balance Sheet and $0.1 million in fees paid to third parties were expensed. Capitalized fees are amortized over the remaining life of the debt under the effective interest rate method and are included in interest expense.

DBMG had availability for revolving loans of $124.2 million as of March 31, 2026.

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

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement. The DBMG Credit Agreement contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not been triggered, the DBMG debt instruments remain classified as non-current as of March 31, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement. DBMG is in compliance with its debt covenants as of March 31, 2026.

Spectrum

On August 4, 2025, Spectrum entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum’s $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”).
As a result of the Spectrum Notes Extension, additional exit fees of $9.9 million were incurred. The exit fees associated with the notes, which are payable on the earlier of maturity or repayment of the principal, were recorded as an original issue discount ("OID") and are being amortized over the remaining life of the notes, which is assumed to be the maturity date. A liability for the total exit fees of $25.8 million is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2026. Accrued interest of $29.8 million, as of March 31, 2026, is reflected within Accrued liabilities in the Condensed Consolidated Balance Sheets and is payable upon maturity of the notes. As of March 31, 2026, the weighted-average effective interest rate on the notes was 25.0%.

In connection with the Spectrum Notes Extension, we entered into a related side letter (the "Spectrum Letter") with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that we were required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2B. As of March 31, 2026, although the final milestone was not met, the lenders have not declared an event of default or exercised any remedies as the Company was, and continues to be in, in discussions with the lenders regarding the strategic alternatives. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the Spectrum Notes.

The Spectrum Letter also requires us to utilize proceeds from a sale of certain assets, as allowable under the ours current agreements and indentures and after all other required payments have been made, for repayment of the Spectrum Notes. Assuming there are sufficient proceeds remaining after such repayment, we are required to purchase the institutional investors' equity interests in HC2B and DTV for an aggregate purchase price of $2.0 million. The lenders hold 20,408 shares of common stock in HC2B, 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which can be exercised at any time until August 31, 2028, at an exercise price of $0.01 per share. These redeemable non-controlling interests totaling $2.4 million are reflected at carrying value as redeemable non-controlling interests in the Condensed Consolidated Balance Sheet as of March 31, 2026. As of March 31, 2026, Management has evaluated this redeemable non-controlling interest and determined that redemption is not probable at this time due to the uncertainty of redemption. Therefore, the carrying amount has not been adjusted to redemption value. We will continue to monitor for any changes in circumstances.

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

The total initial principal amount of the amended Lancer Note on August 4, 2025 was $43.5 million, which incorporated the $20.0 million principal amount of the note as previously amended effective January 31, 2024 (which was comprised of a principal amount of $17.4 million and unpaid accrued interest of $2.6 million), accrued interest of $7.0 million and $16.5 million in accrued exit fees which had been incurred from January 31, 2024 through August 4, 2025. In addition, a new 5% extension fee of $2.2 million was capitalized into the principal amount on August 4, 2025 and is being amortized over the term of the note using the effective interest rate method and is included in interest expense.

As of March 31, 2026, the effective interest rate on the note, as amended, was 17.0%. Interest expense, including amortization of fees, related to the Lancer Note was $2.0 million for the three months ended March 31, 2026. For the three months ended March 31, 2026, in accordance with the 12% note agreement, $1.5 million of accrued interest, excluding exit fees and extension fees, was capitalized into the principal balance.

As of March 31, 2026, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $48.6 million, inclusive of $49.4 million of principal (which includes capitalized interest and fees), partially offset by $0.8 million of the unamortized OID for the extension fee.

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

The indenture governing the 2027 Senior Secured Notes dated August 4, 2025, by and among INNOVATE, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee (the "10.50% 2027 Senior Secured Notes Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025, we needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we have thus been required to commence a sales process for DBMG. The sales process for DBMG, which has been initiated and is proceeding, has separate milestone requirements, which we have either met or extended as of March 31, 2026. Subsequent to quarter end, the April 1, 2026 milestone for an executed purchase agreement was extended to June 1, 2026. The Company is in compliance with the milestone covenants requirements as of the date of the filing of this Quarterly Report on Form 10-Q.

In connection with the Spectrum Notes Extension, we entered into a related side letter (the "Spectrum Letter") with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that we were required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2B. As of March 31, 2026, although the final milestone was not met, the lenders have not declared an event of default or exercised any remedies as the Company was, and continues to be in, in discussions with the lenders regarding the strategic alternatives. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the Spectrum Notes.

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

We have conducted our operations in a manner that has resulted in compliance with the indentures, and as of March 31, 2026, we are in compliance with the covenants of our debt agreements, except as noted above. The September 1, 2025 milestone was not reached on our 2027 Senior Secured Notes, the Company has thus initiated a sales process for DBMG, and is in compliance with the milestone covenants requirement. Due to other pending milestones which will require the sale of assets and use of proceeds to pay off our debt, we have classified certain debt instrument(s) with long-term contractual maturities as current. If we fail to meet these pending milestones, and therefore are unable to remain in compliance and do not make alternate arrangements or obtain a waiver, an event of default would occur under our indentures which, among other remedies, could result in the outstanding obligations under the indenture becoming immediately due and payable and permitting the exercise of remedies with respect to the collateral. There is no assurance that we will be able to complete any non-operational transaction we may undertake to maintain compliance with covenants or, even if we complete any such transaction, that we will be able to maintain compliance for any subsequent period.

The debt instruments associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the agreement. The debt instruments associated with our Infrastructure segment also contain a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the segment's debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not yet been triggered, the DBMG debt instruments remain classified as non-current as of March 31, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement. As of March 31, 2026, our Infrastructure segment was in compliance with the covenants of its debt agreement.

Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment's liquidity needs have primarily been for interest payments on our senior secured notes, convertible notes, Revolving Line of Credit, CGIC Note, and dividend payments, out of legally available funds, on our Series A-3 and Series A-4 Preferred Stock and recurring operational expenses. As a result of our debt refinancing transactions in 2025 as discussed in "Indebtedness" above, certain interest payments for our Corporate debt will be or has been paid in kind and therefore will be incorporated into the respective principal balances to be paid on maturity of the respective debt.

On a consolidated basis, as of March 31, 2026, we had $134.6 million of cash and cash equivalents, excluding restricted cash, compared to $112.1 million as of December 31, 2025. On a stand-alone basis, as of March 31, 2026, our Non-Operating Corporate segment had cash and cash equivalents, excluding restricted cash, of $2.5 million, as compared to cash and cash equivalents, excluding restricted cash, of $4.2 million as of December 31, 2025.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment, OTA broadcast station equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of March 31, 2026, we had $699.0 million of principal indebtedness on a consolidated basis compared to $687.2 million as of December 31, 2025, a net increase of $11.8 million, due to increases in debt at our Non-Operating Corporate and Life Sciences segments, partially offset by a decrease in debt at our Infrastructure segment. The increase at our Non-Operating Corporate segment was due to the capitalization of an aggregate $23.3 million of accrued interest into the outstanding principal balances for our 10.50% 2027 Senior Secured Notes, 9.50% 2027 Convertible Notes and CGIC Note, partially offset by a $1.9 million principal payment for the redemption of the remaining 8.50% 2026 Senior Secured Notes that matured in 2026. The increase at our Life Sciences segment was due to the capitalization of fees and unpaid accrued interest of $1.5 million at R2 Technologies into the outstanding principal balance of their note with Lancer. These increases in debt were partially offset by a $11.1 million decrease in debt at our Infrastructure segment due to repayments on their credit facility and amortization payments on their term loan.

On a stand-alone basis, our Non-Operating Corporate segment principal indebtedness was $503.3 million and $481.9 million as of March 31, 2026 and December 31, 2025, respectively. The March 31, 2026 indebtedness balance consists of the $379.3 million aggregate principal amount of 10.50% 2027 Senior Secured Notes, $56.0 million aggregate principal amount of 9.50% 2027 Convertible Notes, $0.2 million aggregate principal amount remaining of 7.50% 2026 Convertible Notes, $47.8 million principal amount of the CGIC Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit.

Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 10.50% 2027 Senior Secured Notes and on the 2027 Convertible Notes, on February 1st and August 1st of each year. For the first interest period only, which was the interest period ending on January 31, 2026, interest was paid in kind. Interest payments on the CGIC Note are required on a monthly basis; however, interest will be paid in kind through August 31, 2026. All remaining interest payments will be paid in cash in arrears. We are also required to make quarterly interest payments on our Revolving Line of Credit and semi-annual interest payments on the 2026 Convertible Notes on February 1st and August 1st of each year.

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

During the first quarter of 2026, INNOVATE's Board of Directors (the "Board") did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. The aggregate quarterly dividend of $0.4 million for the first quarter of 2026 included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum. Refer to Note 15. Temporary Equity for additional information.

Our Non-Operating Corporate segment received $0.4 million in net tax sharing payments from our Infrastructure segment for the three months ended March 31, 2026. Additionally, our Non-Operating Corporate segment received $4.6 million in dividends from our Infrastructure segment during the three months ended March 31, 2026. Subsequent to quarter end, on April 6, 2026, DBMG declared a $3.0 million cash dividend which was paid on April 28, 2026, of which our Non-Operating Corporate segment received $2.7 million.

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

The principal conditions leading to this conclusion are the upcoming maturities of the Company's debt obligations. Based on these conditions, we may not be able to meet our obligations at maturity nor comply with certain cross-default provisions under the 10.50% 2027 Senior Secured Notes over the next twelve months, or any potential breach of the milestone covenant of the 10.50% 2027 Senior Secured Notes Indenture which has required the Company to commence and proceed with a sales process for all or substantially all of DBM Global’s assets or equity interests in accordance with certain dates and deadlines. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to refinance or extend the maturity of the aforementioned current debt, or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales, potentially refinancing debt and raising additional capital. However, there can be no assurance that we will have the ability to be successful in any asset sales, additional capital raises, or the refinancing of our existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants or other possible events of default. Further, there can be no assurance that we will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended March 31,
	2026	2025
Infrastructure	$8.9	$4.1
Life Sciences	—	0.1
Spectrum	0.6	0.5
Total	$9.5	$4.7

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Three Months Ended March 31,		Change
	2026	2025
Cash provided by (used in) operating activities	$45.5	$(14.1)	$59.6
Cash used in investing activities	(9.6)	(3.9)	(5.7)
Cash (used in) provided by financing activities	(13.5)	2.4	(15.9)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	0.1	0.2	(0.1)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$22.5	$(15.4)	$37.9

Operating Activities

Cash provided by operating activities was $45.5 million for the three months ended March 31, 2026, as compared to cash used in operating activities of $14.1 million for the three months ended March 31, 2025, an improvement of $59.6 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the three months ended March 31, 2026, the improvement in cash flows from operating activities was primarily driven by an increase in cash provided by operating activities at our Infrastructure segment and, to a lesser extent, a decrease in cash used in operating activities at our Non-Operating Corporate segment. The improvement at our Infrastructure segment was due to an increase in working capital inflows primarily due to normal business fluctuations in contract-related assets, accounts receivable and other assets, partially offset by an increase in working capital outflows primarily from fluctuations in accounts payable, due to the timing of regular bill payment activities and ordinary project activity. Our Non-Operating Corporate segment's decrease in cash used in operating activities was primarily due to decreases in cash paid for interest and taxes.

Investing Activities

Cash used in investing activities was $9.6 million for the three months ended March 31, 2026, as compared to $3.9 million for the three months ended March 31, 2025, an increase in cash used in investing activities of $5.7 million. Capital expenditures totaled $9.5 million, or $9.4 million net of proceeds from disposals, for the three months ended March 31, 2026, as compared to $4.7 million, or $3.6 million net proceeds from disposals, for the three months ended March 31, 2025, for a net increase in cash used in investing activities of $5.8 million. The increase was primarily driven by increased PP&E additions in the current period at our Infrastructure and Spectrum segments, and higher PP&E sales in the prior period. In addition, payments for asset acquisitions at our Spectrum segment totaled $0.2 million in the current period. These increases in investing cash outflows were partially offset by a decrease in investing cash outflows due to unrepeated purchases of investments of $0.3 million in the prior period for marketable investments at our Non-Operating Corporate segment.

Financing Activities

Cash used in financing activities was $13.5 million for the three months ended March 31, 2026, as compared to cash provided by financing activities of $2.4 million for the three months ended March 31, 2025, an increase in cash used in financing activities of $15.9 million. The increase in financing cash outflows was primarily driven by our Infrastructure segment which had $10.0 million of credit facility repayments in the current period as compared to $5.0 million of net proceeds from their credit facility in the prior period, for a net increase in cash outflows of $15.0 million. In addition, our Non-Operating Corporate segment redeemed the remaining $1.9 million in principal amount of 8.50% 2026 Senior Secured Notes in the current period, and our Infrastructure segment paid $0.4 million in dividend payments in the current period as compared to $0.3 million in dividend payments paid by our Non-Operating Corporate segment in the prior period. These increases in financing cash outflows were partially offset by a $1.1 million decrease in payments for other debt obligations at our Infrastructure segment.

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

DBMG is required to make monthly interest payments on all of its debt. Based upon the March 31, 2026, debt balance, DBMG anticipates that its interest payments will be approximately $1.2 million for each quarter of 2026.

The DBMG Credit Agreement contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not been triggered, the DBMG debt instruments remain classified as non-current as of March 31, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement. Refer to Note 11. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended March 31, 2026. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 26, 2026.

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

Forward-looking statements are not guarantees of performance. You should understand that the following important factors, in addition to those discussed under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, and the documents incorporated herein by reference, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. You should also understand that many factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our business and that of our subsidiaries.

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
•the impact of covenants in the Indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, our Third Amended and Restated Certificate of Incorporation and all other subsidiary debt obligations as summarized in Note 11. Debt Obligations to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and any future amendments or other new financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Fiscal Year 2025 Form 10-K, which was filed with the SEC on March 26, 2026. See "Risk Factors" in Item 1A of Part I of such Fiscal Year 2025 Form 10-K for a complete description of the material risks we face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the quarter ended March 31, 2026, there were 13,196 shares withheld in connection with the vesting of employee equity awards at a weighted-average price of $4.26 per share.

ITEM 5. OTHER INFORMATION

(c) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

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

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal periods ended March 31, 2026, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	May 14, 2026