Form 10-Q
period 2026-06-30
INNOVATE Corp.
filed 2026-08-06
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No ☒
As of August 3, 2026, 13,641,866 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$421.6	$242.0	$786.4	$516.2
Cost of revenue	342.1	196.4	653.4	425.1
Gross profit	79.5	45.6	133.0	91.1
Operating expenses:
Selling, general and administrative	41.5	35.1	80.9	72.9
Depreciation and amortization	3.5	4.4	7.7	8.8
Other operating loss (income)	—	1.2	(0.1)	1.1
Income from operations	34.5	4.9	44.5	8.3
Other (expense) income:
Interest expense	(27.6)	(21.4)	(52.1)	(41.6)
Gain (loss) on extinguishment of debt	18.4	(0.3)	18.4	(0.3)
Loss from equity investees	—	—	—	(5.9)
Other income, net	0.2	—	0.5	4.0
Income (loss) from operations before income taxes	25.5	(16.8)	11.3	(35.5)
Income tax expense	(13.1)	(4.2)	(16.0)	(11.3)
Net income (loss)	12.4	(21.0)	(4.7)	(46.8)
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.7)	1.2	(1.4)	2.5
Net income (loss) attributable to INNOVATE Corp.	10.7	(19.8)	(6.1)	(44.3)
Less: Preferred stock dividends	0.3	2.2	0.7	2.5
Net income (loss) attributable to common stockholders and participating preferred stockholders	$10.4	$(22.0)	$(6.8)	$(46.8)

Earnings (loss) per common share
Basic	$0.74	$(1.67)	$(0.51)	$(3.56)
Diluted	$0.71	$(1.67)	$(0.51)	$(3.56)

Weighted-average common shares outstanding
Basic	13,374,803	13,146,750	13,360,333	13,130,930
Diluted	13,968,004	13,146,750	13,360,333	13,130,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12.4	$(21.0)	$(4.7)	$(46.8)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(0.1)	0.9	0.2	1.1
Other comprehensive (loss) income	$(0.1)	$0.9	$0.2	$1.1
Comprehensive income (loss)	$12.3	$(20.1)	$(4.5)	$(45.7)
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.7)	1.1	(1.4)	2.4
Comprehensive income (loss) attributable to INNOVATE Corp.	$10.6	$(19.0)	$(5.9)	$(43.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share amounts)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$87.8	$108.2
Accounts receivable, net	284.4	239.4
Contract assets	52.6	64.1
Inventory	14.8	16.0
Current assets held for sale	5.5	6.8
Other current assets	34.2	16.9
Total current assets	479.3	451.4
Investments	2.2	1.8
Deferred tax asset	2.0	2.0
Property, plant and equipment, net	136.3	131.6
Goodwill	105.7	105.6
Intangibles, net	44.0	47.3
Assets held for sale	169.5	167.7
Other assets	67.7	42.7
Total assets	$1,006.7	$950.1
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$137.2	$140.5
Accrued liabilities	77.9	64.8
Current portion of debt obligations	553.9	518.6
Contract liabilities	182.7	171.9
Current liabilities held for sale	118.7	126.5
Other current liabilities	13.0	11.8
Total current liabilities	1,083.4	1,034.1
Deferred tax liability	1.9	2.1
Debt obligations	62.1	80.3
Liabilities held for sale	22.1	19.4
Other liabilities	57.2	29.5
Total liabilities	1,226.7	1,165.4
Commitments and contingencies (Note 14)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	9.7	9.3
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 of Series A-3; 1,937 of Series A-4
Redeemable non-controlling interests	(1.1)	1.6
Total temporary equity	8.6	10.9
Stockholders’ deficit
Common stock, $0.001 par value	—	—
Shares authorized: 250,000,000; Shares issued: 13,818,904; Shares outstanding: 13,641,866 and 13,655,062, respectively
Additional paid-in capital	352.9	350.1
Treasury stock, at cost: 177,038 and 163,842 shares, respectively	(5.6)	(5.6)
Accumulated deficit	(588.6)	(582.5)
Accumulated other comprehensive loss	(1.9)	(2.1)
Total INNOVATE Corp. stockholders’ deficit	(243.2)	(240.1)
Non-controlling interests	14.6	13.9
Total stockholders’ deficit	(228.6)	(226.2)
Total liabilities, temporary equity and stockholders’ deficit	$1,006.7	$950.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive (Loss) Income (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interests	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of March 31, 2026	$10.8	13,641.9	$—	$350.4	$(5.6)	$(599.3)	$(1.8)	$(256.3)	$13.3	$(243.0)
Share-based compensation	—	—	—	0.4	—	—	—	0.4	—	0.4
Dividends	0.2	—	—	(0.3)	—	—	—	(0.3)	(0.3)	(0.6)
Transactions with redeemable non-controlling interests	(2.5)	—	—	2.4	—	—	—	2.4	—	2.4
Net income	0.1	—	—	—	—	10.7	—	10.7	1.6	12.3
Other comprehensive loss	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance as of June 30, 2026	$8.6	13,641.9	$—	$352.9	$(5.6)	$(588.6)	$(1.9)	$(243.2)	$14.6	$(228.6)

Balance as of December 31, 2025	$10.9	13,655.1	$—	$350.1	$(5.6)	$(582.5)	$(2.1)	$(240.1)	$13.9	$(226.2)
Share-based compensation	—	—	—	1.0	—	—	—	1.0	—	1.0
Shares withheld to satisfy tax withholdings	—	(13.2)	—	—	—	—	—	—	—	—
Dividends	0.4	—	—	(0.7)	—	—	—	(0.7)	(0.7)	(1.4)
Transactions with non-controlling interests and redeemable non-controlling interests	(2.5)	—	—	2.5	—	—	—	2.5	(0.2)	2.3
Net (loss) income	(0.2)	—	—	—	—	(6.1)	—	(6.1)	1.6	(4.5)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2	—	0.2
Balance as of June 30, 2026	$8.6	13,641.9	$—	$352.9	$(5.6)	$(588.6)	$(1.9)	$(243.2)	$14.6	$(228.6)

(a) Inclusive of other comprehensive income (loss), foreign currency cumulative translation adjustments totaled a loss of $3.1 million and $3.3 million as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interests	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of March 31, 2025	$15.4	13,283.2	$—	$350.7	$(5.5)	$(546.4)	$(3.0)	$(204.2)	$19.9	$(184.3)
Share-based compensation	—	—	—	0.7	—	—	—	0.7	—	0.7
Shares withheld to satisfy tax withholdings	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Dividends	1.8	—	—	(2.2)	—	—	—	(2.2)	(0.5)	(2.7)
Issuance of common stock, net of forfeitures	—	52.9	—	—	—	—	—	—	—	—
Net loss	(0.1)	—	—	—	—	(19.8)	—	(19.8)	(1.1)	(20.9)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8	0.1	0.9
Balance as of June 30, 2025	$17.1	13,336.1	$—	$349.2	$(5.6)	$(566.2)	$(2.2)	$(224.8)	$18.4	$(206.4)

Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
Share-based compensation	—	—	—	1.5	—	—	—	1.5	—	1.5
Shares withheld to satisfy tax withholdings		(15.1)	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends	1.8	—	—	(2.5)	—	—	—	(2.5)	(0.5)	(3.0)
Issuance of common stock, net of forfeitures	—	89.8	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	0.1	—	—	—	0.1	(0.1)	—
Net loss	(0.3)	—	—	—	—	(44.3)	—	(44.3)	(2.2)	(46.5)
Other comprehensive income	—	—	—	—	—	—	1.0	1.0	0.1	1.1
Balance as of June 30, 2025	$17.1	13,336.1	$—	$349.2	$(5.6)	$(566.2)	$(2.2)	$(224.8)	$18.4	$(206.4)

(a) Inclusive of other comprehensive income (loss), foreign currency cumulative translation adjustments totaled a loss of $3.4 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4.7)	$(46.8)
Adjustments to reconcile net loss to cash provided by operating activities
Share-based compensation expense	1.0	1.5
Depreciation and amortization (including amounts in cost of revenue)	14.4	15.3
Amortization of deferred financing costs and debt discount	15.2	11.9
(Gain) loss on extinguishment of debt	(18.4)	0.3
Loss from equity investees	—	5.9
Gain on lease modifications	—	(0.1)
Loss (gain) on investments	0.1	(4.9)
Deferred income tax expense	(0.1)	0.1
Other operating activities, net	1.3	1.7
Changes in assets and liabilities:
Accounts receivable	(45.3)	(49.7)
Contract assets	11.5	23.3
Other current assets	(12.3)	1.4
Inventory	1.2	0.1
Other assets	11.4	5.5
Accounts payable	(2.5)	(5.1)
Accrued liabilities	43.7	9.3
Contract liabilities	10.8	63.7
Other current liabilities	2.0	(0.1)
Other liabilities	(8.4)	(7.0)
Cash provided by operating activities	20.9	26.3
Cash flows from investing activities
Purchase of property, plant and equipment	(19.9)	(10.8)
Proceeds from disposal of property, plant and equipment	0.1	1.2
Purchase of investments	(0.5)	(0.3)
Cash paid for asset acquisitions	(0.3)	(0.3)
Cash used in investing activities	(20.6)	(10.2)
Cash flows from financing activities
Proceeds from lines of credit, net of deferred financing costs	—	71.2
Payments on lines of credit	(15.0)	(86.8)
Proceeds from other debt obligations, net of deferred financing costs	105.0	20.8
Principal payments for other debt obligations	(109.0)	(36.2)
Deferred financing costs paid to third parties	(2.8)	—
Dividend payments	(0.7)	(1.1)
Other financing activities	(0.1)	(0.1)
Cash used in financing activities	(22.6)	(32.2)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	0.8
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	(22.3)	(15.3)
Decrease in cash and cash equivalents from assets held for sale	1.9	1.4
Net decrease in cash and cash equivalents, including restricted cash	(20.4)	(13.9)
Cash, cash equivalents and restricted cash, beginning of period	108.8	42.3
Cash, cash equivalents and restricted cash, end of period	$88.4	$28.4

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

As of June 30, 2026, the Company had three reportable segments, plus the Company's Other segment, based on management's organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds or requirements.

The Company is currently pursuing highly substantial asset dispositions, including a sales process for all or substantially all of DBMG's assets or equity interests, and the Spectrum Merger (as defined herein). It has also made substantial changes to its debt arrangements and other liabilities, including following June 30, 2026, and expects to make further changes. These ongoing actions will substantially alter the Company’s business, prospects, cash flow, results of operations and financial position going forward and all information herein should be evaluated in light of these changes and potential changes. Refer to Note 22. Subsequent Events for further information.

Infrastructure

The Company's Infrastructure segment is comprised of DBM Global Inc. ("DBMG") and its wholly-owned subsidiaries. DBMG is a fully integrated industrial construction, structural steel and facility maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. DBMG provides these services on commercial, industrial, and infrastructure construction projects such as high- and low-rise buildings and office complexes, hotels and casinos, convention centers, sports arenas and stadiums, shopping malls, hospitals, dams, bridges, mines, metal processing, refineries, pulp and paper mills and power plants. Through GrayWolf Industrial Inc. ("GrayWolf"), DBMG provides integrated solutions for digital engineering, modeling and detailing, construction, heavy equipment installation and facility services including maintenance, repair, and installation to a diverse range of end markets. Through GrayWolf Modular DBMG delivers scalable, productized data center infrastructure — spanning white space, air handling, power, and cooling, as well as fully integrated assemblies. This approach shifts critical scope off-site, reducing on-site construction, improving schedule certainty, and enabling faster, repeatable deployment at scale to meet increasing density and speed-to-market demands. Through Aitken Manufacturing, Inc., DBMG manufactures pollution control scrubbers, tunnel liners, pressure vessels, strainers, filters, separators and a variety of customized products. Through Banker Steel, a division of Schuff Steel Company, DBMG provides full-service fabricated structural steel and erection services primarily for the U.S. East Coast and Southeast commercial and industrial construction markets, in addition to full design-assist services. The Company maintains a 91.2% controlling interest in DBMG.

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

Spectrum

The Company's Spectrum segment is comprised of HC2 Broadcasting Holdings Inc. ("Broadcasting or HC2") and its subsidiaries. Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States. As of June 30, 2026, the Company had a 100.0% controlling interest in Broadcasting, on both a voting and fully diluted basis. The Company also had a controlling interest of approximately 76.5%, inclusive of 2.8% proxy rights from minority holders, of DTV America Corporation ("DTV"). As of December 31, 2025, the Company had a 98.0% controlling interest in Broadcasting and had a controlling interest of approximately 69.2%, inclusive of 2.8% proxy rights from minority holders, of DTV. On a fully diluted basis, the Company would have an 85.8% controlling interest in Broadcasting as of December 31, 2025.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 29, 2026, the Company entered into a definitive agreement pursuant to which INNOVATE will sell a controlling interest in Broadcasting to CONX CORP. (“CONX”). After the closing of the transaction, it is expected that CONX will own approximately 75% of Broadcasting and INNOVATE will own approximately 25% of Broadcasting through HC2 Broadcasting Holdco, LLC ("HC2 Holdco"). The closing of the transaction is subject to customary conditions, including (a) receipt of regulatory approvals, including certain approvals of the Federal Communications Commission ("FCC") and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) that the obligations under the New Spectrum Loan Agreement (as defined in Note 3. Assets and Liabilities Held for Sale) shall not have been declared due and payable. Refer to Note 3. Assets and Liabilities Held for Sale for additional information regarding the transaction.

During the second quarter of 2026, the Company's Spectrum segment met the criteria for classification as held for sale in accordance with ASC 360-10 Property, Plant, and Equipment ("ASC 360-10"). As a result, the assets and liabilities of the Spectrum segment are presented as held for sale in the current period, and the prior period assets and liabilities of the Spectrum segment have been reclassified as held for sale for comparability purposes. While the Spectrum segment met the criteria for held for sale classification, it did not meet the criteria for classification as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the anticipated disposal does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

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

These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2026. Certain prior amounts have been reclassified or combined to conform to the current year presentation. For example, prior period assets and liabilities of the Spectrum segment were reclassified as held for sale, and the prior period loss on debt extinguishment was reclassified from other expense, net, to a separate line item in the statement of operations. Refer to Note 3. Assets and Liabilities Held for Sale.

Liquidity and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities of the Company's debt obligations. Based on these conditions, the Company may not be able to meet its obligations at maturity nor comply with certain cross-default provisions under the 10.50% 2027 Senior Secured Notes over the next twelve months, or any potential breach of the milestone covenant of the 10.50% 2027 Senior Secured Notes Indenture which has required the Company to commence and proceed with a sales process for all or substantially all of DBMG's assets or equity interests in accordance with certain dates and deadlines. Refer to Note 12. Debt Obligations for additional information.

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

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including pursuing asset sales, potentially refinancing debt and raising additional capital. However, there can be no assurance that the Company will have the ability to be successful in any asset sales, additional capital raises, or the refinancing of its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern. For further information regarding asset sales and debt obligations, refer to Note 1. Organization and Business, Note 3. Assets and Liabilities Held for Sale (describing the Spectrum Merger and related transactions) and Note 22. Subsequent Events (describing amendments to, and payments on, the 10.50% 2027 Senior Secured Notes and 2027 Convertible Notes).

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

Held for Sale and Discontinued Operations

In accordance with ASC 205-20, the Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is disposed of or classified as held for sale. The held for sale criteria are assessed as of the balance sheet date. Under ASC 360-10, assets may be classified as held for sale even though the discontinued operations criterion is not met. Refer to Note 3. Assets and Liabilities Held for Sale.

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

Accounting Pronouncements Issued But Pending Adoption

On April 23, 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"). The amendments in this ASU improve GAAP by providing authoritative guidance for the initial measurement of paid-in-kind (" PIK") dividends on equity-classified preferred stock and requires that these PIK dividends be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Entities may apply the amendments in this ASU either on a prospective basis or on a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the potential effect of this ASU on the Company’s Condensed Consolidated Financial Statements.

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

Subsequent Events

Subsequent to quarter end, the Company participated in a number of transactions or other events affecting its debt and capital structure, including transactions that reduced its near-term cash interest and other funding requirements:

These transactions and events include:

(i)supplemental indentures to the 10.50% 2027 Senior Secured Notes Indenture and the 2027 Convertible Notes Indenture permitting the interest payable on August 1, 2026 in respect of the period from February 1, 2026 through July 31, 2026 on notes held by consenting holders to be paid in kind, together with a consent fee equal to 1.5% of the principal amount consented, paid through the issuance of additional notes (as a result of which the Company paid $3.6 million in cash interest rather than $22.6 million which would otherwise have been due);

(ii) the declaration by DBMG of a $12.0 million cash dividend, of which INNOVATE received $11.0 million;

(iii)the amendment and extension of the maturity of R2 Technologies’ secured promissory note with Lancer Capital (which had a total principal balance as of June 30, 2026 of $50.9 million) from August 1, 2026 to December 31, 2026, as well as the conversion of R2 Technologies’ preferred equity to common equity, which resulted in Pansend's controlling interest in R2 Technologies increasing from 80.8%, prior to the transaction, to 85.0%;

(iv)the permitted redemption, defeasance or payment at maturity of the $0.2 million aggregate principal amount of 2026 Convertible Notes that matured on August 1, 2026;

(v)the delivery by the holder of the Company’s outstanding Series A-3 and Series A-4 Preferred Stock (which had a combined redemption value of $9.7 million as of June 30, 2026) of a redemption notice, in respect of which the Company did not have sufficient legally available funds, with the result that those shares remain outstanding;

(vi)the Company’s sale of marketable securities for aggregate proceeds of $0.6 million; and

(vii)the conversion of the note due to Pansend from MediBeacon into a new convertible note.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
3. Assets and Liabilities Held for Sale

Pending Disposal of Controlling Interest in Spectrum

Merger Agreement

On May 29, 2026, Broadcasting and HC2 Holdco, a newly formed entity, each now an indirect wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Spectrum Merger Agreement”) with HC2 Merger Sub, LLC, a Delaware limited liability company ("Merger Sub"), and CONX, pursuant to which Merger Sub will merge with and into Broadcasting (the “Spectrum Merger”), with Broadcasting surviving the Merger as a subsidiary of CONX (the “Surviving Entity”). On the terms and subject to the conditions set forth in the Merger Agreement, at the closing of the Spectrum Merger (the “Closing”), (a) the shares of common stock, par value $0.001 per share, of Broadcasting (the “Broadcasting Common Stock”) (other than shares of Broadcasting Common Stock held by Merger Sub after giving effect to the closing of the Merger) will be converted into the right to receive 25% of the shares of common stock of the Surviving Entity to be outstanding immediately following the Closing, subject to certain adjustments as set forth in the Merger Agreement, and (b) the membership interests of Merger Sub outstanding immediately prior to the Closing will be converted into 75% of the shares of common stock of the Surviving Entity to be outstanding immediately following the Closing, subject to certain adjustments as set forth in the Merger Agreement, which represents the value attributable to (i) the extinguishment of the New Spectrum Loan Agreement (as defined below) and (ii) the funding of an aggregate $75 million in equity commitments by CONX in favor of the Surviving Entity from time to time, at or following the Closing, which equity commitments are subject to certain adjustments as set forth in the Spectrum Merger Agreement.

The Closing is subject to customary conditions, including (a) receipt of regulatory approvals, including certain approvals of the FCC and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) that the obligations under the New Spectrum Loan Agreement (as defined below) shall not have been declared due and payable. There can be no assurance that these approvals will be obtained in a timely manner or at all, or that the transaction will be completed on the anticipated terms or timeline.

The Merger Agreement provides customary termination rights for the parties, including if the Merger has not occurred on or prior to November 29, 2026, subject to two potential extensions to March 1, 2027 and May 29, 2027 in the event the only condition to the Spectrum Merger that remains unsatisfied as of such dates is the receipt of certain regulatory approvals and certain other exceptions, and contains certain indemnification obligations by the parties thereto in connection with breaches of certain representations and warranties and certain covenants contained in the Merger Agreement, subject to certain exceptions.

In addition, Broadcasting closed on a refinancing transaction, as discussed in the Spectrum Debt section below.

During the second quarter of 2026, the Company's Spectrum segment met the criteria for classification as held for sale in accordance with ASC 360-10. As a result, the assets and liabilities of the Spectrum segment are presented as held for sale in the current period, and the prior period assets and liabilities of the Spectrum segment have been reclassified as held for sale for comparability purposes. While the Spectrum segment met the criteria for held for sale classification, it did not meet the criteria for classification as discontinued operations in accordance with ASC 205-20, as the anticipated disposal does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Summarized assets and liabilities held for sale of the Spectrum segment are as follows (in millions):

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$2.0	$3.8
Accounts receivable, net	1.6	1.7
Other current assets	1.9	1.3
Total current assets	$5.5	$6.8
Non-current assets
Property, plant and equipment, net	$9.7	$10.2
Goodwill	21.4	21.4
Intangibles, net (1)	118.0	118.0
Other assets	20.4	18.1
Total non-current assets	$169.5	$167.7
Total assets held for sale	$175.0	$174.5
Liabilities
Current liabilities
Accounts payable	$2.9	$0.8
Accrued liabilities	3.4	57.8
Current portion of debt obligations (2)	106.5	62.8
Other current liabilities	5.9	5.1
Total current liabilities	118.7	126.5
Non-current liabilities
Deferred tax liability	$2.6	$2.6
Other liabilities	19.5	16.8
Total non-current liabilities	$22.1	$19.4
Total liabilities held for sale	$140.8	$145.9

(1) Intangibles, net, as of June 30, 2026, includes indefinite-lived intangible assets of $108.1 million and channel sharing arrangements with a gross value of $12.6 million and net book value of $9.9 million. Intangibles, net, as of December 31, 2025 includes indefinite-lived intangible assets of $107.9 million and channel sharing arrangements with a gross value of $12.6 million and net book value of $10.1 million.

(2) Debt obligations consisted of the following (in millions):

	Maturity Date	June 30, 2026	December 31, 2025
Spectrum
Bridge loan facility (3)	May 29, 2027	$105.8	$—
8.50% Note	September 30, 2026	—	19.3
11.45% Notes	September 30, 2026	—	50.4
Total outstanding principal		$105.8	$69.7
Unamortized premium net of unamortized deferred financing costs		0.7	(6.9)
Debt obligations, current		$106.5	$62.8
(3) The contractual maturity date of the debt is May 29, 2027; however, upon consummation of the Spectrum Merger, the debt, including all accrued and capitalized interest thereon, will be extinguished in full.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The fair values of the Spectrum segment's debt obligations were as follows (in millions):

			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026	$106.5	$105.8	$—	$105.8	$—
December 31, 2025 (1)	$62.8	$108.3	$—	$—	$108.3
(1) The fair value of the Company's Level 3 debt obligations incorporates applicable exit fees and accrued interest, while the carrying value of the debt obligations excludes $25.8 million in exit fees and $27.9 million in accrued interest, respectively, which are reflected in Accrued liabilities in the summarized assets and liabilities held for sale of the Spectrum segment.

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

Option Agreement

In connection with the Spectrum Merger, on May 29, 2026, CONX, Merger Sub, Broadcasting, HC2 Holdco and the Company entered into an Option Agreement (the “Option Agreement”), pursuant to which HC2 Holdco has the right, but not the obligation, to purchase from CONX up to an aggregate of 15% of the equity interests in the Surviving Entity (the “Surviving Entity Equity Interests”), on a fully diluted basis, for a maximum aggregate option purchase price of $45 million, at any time during the period commencing on the closing date of the Spectrum Merger and ending on the date that is 18 months from the closing date (the "Option Expiration Date").

The Option Agreement also provides that, from the date of the Option Agreement until the Option Expiration Date, in the event that the Company or any of its affiliates consummates any asset sale (as defined in the Option Agreement), the Company must cause HC2 Holdco to apply the net cash proceeds from such asset sale to exercise the option, subject to certain exceptions and a working capital reserve.

CONX Affiliate Letter Agreement

In connection with entry into the Merger Agreement, CONX, an affiliate of CONX (the “CONX Affiliate”), and the Company entered into a letter agreement, dated as of May 29, 2026 (the “CONX Affiliate Letter Agreement”), pursuant to which CONX and the Company granted the CONX Affiliate the option to acquire up to 80.1% of the equity interests of the Surviving Entity, on a fully-diluted basis, at any time during the two-year period following the date of the CONX Affiliate Letter Agreement, at a price equal to the fair market value of the equity interests acquired, calculated as of the expected date of the closing of such option. If the CONX Affiliate exercises the option, the Company will have a certain period of time to exercise its option under the Option Agreement, after which, if not exercised, the option under the Option Agreement will automatically terminate. If the CONX Affiliate exercises such option, the CONX Affiliate would first acquire all of the equity interests of Broadcasting held by CONX, together with an additional amount of equity interests from INNOVATE necessary to reach the 80.1% threshold, subject to INNOVATE's right to require the CONX Affiliate to first acquire all of INNOVATE’s remaining equity interests in Broadcasting. The Company may elect to require the CONX Affiliate to acquire all of the equity interests held by the Company at the later to occur of the Closing or the closing of such option exercise by the CONX Affiliate.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Spectrum Debt

On August 4, 2025, Spectrum had entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum's $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). In connection with the Spectrum Notes Extension in August 2025, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which required the Company to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that the Company was required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2B.

In connection with the Spectrum merger, on May 29, 2026, Broadcasting entered into a loan agreement (the “New Spectrum Loan Agreement”), as borrower, with Merger Sub, as lender, and HC2 Holdco and certain of Broadcasting’s subsidiaries, as guarantors. The New Spectrum Loan Agreement provides for a bridge loan facility in an aggregate principal amount of $105 million (the “Bridge Loan Facility”) which was funded on a single drawing on May 29, 2026. The proceeds of the Bridge Loan Facility were used to (a) fully satisfy and discharge all non-contingent obligations, including all accrued and unpaid interest and fees, under the Spectrum Notes, (b) repurchase equity interests in Broadcasting and DTV held by holders of the Spectrum Notes; and (c) to pay related transaction costs. As a result of these transactions and the Spectrum Merger agreement, the milestones associated with the Spectrum Letter were satisfied in full. Prior to repurchase, the lenders held 20,408 shares of common stock in HC2B, 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which could have been exercised at any time until August 31, 2028, at an exercise price of $0.01 per share. These redeemable equity interests in HC2B and DTV were repurchased at a nominal amount and were recorded against APIC. As a result of the repurchases of these redeemable non-controlling interests, the Company's voting ownership in Broadcasting and DTV increased from 98.0% to 100.0% and from 69.2% to 76.5%, respectively.

The total carrying amount of the Spectrum Notes at the time of extinguishment was approximately $123.2 million, including accrued interest and exit fees of $56.8 million, and the total payoff amount was $104.8 million. As a result, a gain on extinguishment of debt of $18.4 million was recognized and included within Gain (loss) on extinguishment of debt in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026. Additional related transaction costs of $2.8 million were capitalized to the new debt and are being amortized over the term of the new debt.

Loans under the Bridge Loan Facility (“Spectrum Loans”) will accrue interest at a rate per annum equal to 8.00%, payable quarterly in kind by capitalizing such interest as additional principal of the Spectrum Loans on each interest payment date. The Spectrum Loans mature on May 29, 2027; however, upon consummation of the Spectrum Merger, the Spectrum Loans (including all accrued and capitalized interest thereon) will be extinguished in full. Broadcasting may not voluntarily prepay the Spectrum Loans prior to maturity. The Spectrum loans also include a yield protection premium clause, which specifies that in the event of any early repayment or acceleration of the Spectrum Loans, or the Spectrum Loans reaching maturity without the occurrence of the consummation of the Spectrum Merger, Broadcasting is required to repay in cash an amount sufficient to result in a minimum cash return on the original principal amount of the Spectrum Loans, including all accrued and capitalized interest thereon, at a ratio of 1.5 to 1.0. The yield protection premium is being amortized over the term of the Spectrum Loans using the effective interest rate method. As of June 30, 2026, the effective interest rate on the Spectrum Loans was approximately 54.0% per annum.

The New Spectrum Loan Agreement contains certain affirmative and negative covenants that limit the ability of Broadcasting and the guarantors, among other things, and subject to certain exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, and acquisitions, and pay dividends and make other restricted payments. The New Spectrum Loan Agreement contains certain events of default, including relating to a change of control and termination of the Spectrum Merger Agreement.

4. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Infrastructure	$414.0	$233.1	$771.9	$498.0
Life Sciences	2.2	3.2	3.8	6.3
Spectrum	5.4	5.7	10.7	11.9
Total revenue	$421.6	$242.0	$786.4	$516.2

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Accounts receivable, net, from contracts with customers consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Infrastructure	$279.8	$237.0
Life Sciences	0.9	1.8
Total accounts receivable with customers	$280.7	$238.8

As of January 1, 2025, accounts receivable, net, from contracts with customers, as recast to exclude assets held for sale, totaled $186.3 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Industrial	$168.5	$59.4	$294.8	$134.4
Commercial	119.5	75.9	227.4	129.2
Healthcare	38.2	24.1	79.7	76.2
Government	30.6	23.6	67.7	48.4
Transportation	41.2	41.2	75.4	85.9
Energy	14.7	1.8	24.2	3.6
Leisure	—	4.5	0.2	11.2
Convention	0.6	2.3	1.4	8.2
Total revenue from contracts with customers	$413.3	$232.8	$770.8	$497.1
Other revenue	0.7	0.3	1.1	0.9
Total Infrastructure segment revenue	$414.0	$233.1	$771.9	$498.0

Contract assets and contract liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Costs incurred on contracts in progress	$1,769.4	$1,365.3
Estimated earnings	278.2	194.4
Contract revenue earned on uncompleted contracts	2,047.6	1,559.7
Less: progress billings	2,177.7	1,667.5
	$(130.1)	$(107.8)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$52.6	$64.1
Contract liabilities	(182.7)	(171.9)
	$(130.1)	$(107.8)

	June 30, 2026	December 31, 2025

Cost in excess of billings and estimated earnings	$25.8	$28.7
Conditional retainage	26.8	35.4
Contract assets	$52.6	$64.1

Billings in excess of costs and estimated earnings	$(247.8)	$(218.1)
Conditional retainage	65.1	46.2
Contract liabilities	$(182.7)	$(171.9)

As of January 1, 2025, contract assets were $106.3 million and contract liabilities were $109.1 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The change in contract liabilities during the six months ended June 30, 2026 and 2025, is a result of the recording of periodic contract liabilities of $176.4 million and $154.1 million, respectively, driven primarily by large initial billings on new commercial projects, partially offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $165.6 million and $90.4 million, respectively.

The change in contract assets during the six months ended June 30, 2026 and 2025, is a result of the recording of $24.1 million and $42.2 million, respectively, of contract assets driven by new commercial projects, partially offset by $35.6 million and $65.5 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2026, the transaction price allocated to remaining unsatisfied performance obligations consisted of the following (in millions):

	Within One Year	Within Two to Five Years	Total
Industrial	$442.0	$24.8	$466.8
Transportation	203.5	268.1	471.6
Commercial	528.0	47.0	575.0
Healthcare	279.7	16.4	296.1
Government	63.4	1.4	64.8
Energy	22.3	—	22.3
Convention	4.3	—	4.3
Leisure	0.1	—	0.1
Remaining unsatisfied performance obligations	$1,543.3	$357.7	$1,901.0

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

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Systems and consumables revenue	$2.2	$3.2	$3.8	$6.3
Total Life Sciences segment revenue	$2.2	$3.2	$3.8	$6.3

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Broadcast station	$5.4	$5.7	$10.7	$11.9
Total Spectrum segment revenue	$5.4	$5.7	$10.7	$11.9

Transaction Price Allocated to Remaining Unsatisfied Performance Obligations

As of June 30, 2026, the transaction price allocated to remaining unsatisfied performance obligations consisted of $8.0 million of broadcast station revenues of which $7.3 million is expected to be recognized within one year and $0.7 million is expected to be recognized within the next 2 years.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

5. Accounts Receivable, Net

Accounts receivable, net, consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Contracts in progress	$279.8	$237.0
Unbilled retentions	—	—
Trade receivables	1.0	1.9
Other receivables	3.7	0.6
Allowance for expected credit losses	(0.1)	(0.1)
Total	$284.4	$239.4

As of January 1, 2025, accounts receivable, net, as recast to exclude assets held for sale, totaled $192.1 million.

6. Inventory

Inventory consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Raw materials and consumables	$13.0	$14.9
Work in process	0.5	0.3
Finished goods	1.3	0.8
Total inventory	$14.8	$16.0

7. Investments

The carrying values of the Company's investments, by accounting category, were as follows (in millions):

Date	Equity Method (1)	Fair Value (2)	Measurement Alternative (3)	Total
June 30, 2026	$0.9	$0.4	$0.9	$2.2
December 31, 2025	$0.9	$—	$0.9	$1.8
(1) The Company's equity method investments were comprised of MediBeacon and Scaled Cell as of both June 30, 2026 and December 31, 2025.
(2) The Company's fair value investments in common stock are comprised of marketable equity securities in a publicly traded company that were purchased in April 2026 and sold subsequent to quarter end in July 2026.
(3) The Company's measurement alternative method investment was comprised of Triple Ring as of both June 30, 2026 and December 31, 2025.

The Company's recognized share of net losses from its equity method investments was zero and $5.9 million for the six months ended June 30, 2026 and 2025, respectively.

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

MediBeacon's total outstanding principal amount of the note due to Pansend was $0.5 million as of both June 30, 2026 and December 31, 2025. Interest income earned by Pansend from the MediBeacon notes totaled $30 thousand and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The related accrued interest receivable was $0.4 million, as of both June 30, 2026 and December 31, 2025. The $0.5 million note had a maturity date of July 5, 2026. Refer to Note 22. Subsequent Events for additional information.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

As of June 30, 2026, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.5 million in secured promissory notes which has been offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $22.6 million.

Marketable Securities

In April 2026, the Company purchased common shares in the open market of a publicly traded company for approximately $0.5 million. These securities are remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs. For both the three and six months ended June 30, 2026, unrealized fair value losses of $0.1 million, related to these securities, were included in Other income, net in the Condensed Consolidated Financial Statements. Subsequent to quarter end, in July 2026, the Company sold all of these shares for aggregate proceeds of $0.6 million.

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, and in March 2025, the Company purchased common shares in the open market of another publicly traded company for $0.3 million. In July 2025, all of these shares were sold for aggregate proceeds of $2.9 million. Prior to their disposal, these securities were remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs. For the three months and six months ended June 30, 2025, unrealized fair value gains of $0.3 million and $0.5 million, respectively, related to these securities were included in Other income, net in the Condensed Consolidated Financial Statements.

8. Property, Plant and Equipment, Net

Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Equipment, furniture and fixtures, and software	$195.4	$183.7
Building and leasehold improvements	41.9	42.4
Land	19.1	25.3
Construction in progress	18.1	15.4
Plant and transportation equipment	6.3	6.6
	$280.8	$273.4
Less: Accumulated depreciation	144.5	141.8
Total	$136.3	$131.6

Depreciation expense was $5.3 million and $5.5 million for the three months ended June 30, 2026 and 2025, respectively. These amounts included $3.5 million and $3.0 million of depreciation expense recognized within cost of revenue for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $11.0 million and $11.4 million for the six months ended June 30, 2026 and 2025, respectively. These amounts included $6.7 million and $6.5 million of depreciation expense recognized within cost of revenue for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, the gross value of capitalized internal-use software included in PP&E was $23.2 million and $20.9 million, respectively, and the net book value as of June 30, 2026 and December 31, 2025, was $6.9 million and $6.6 million, respectively.

Other assets held for sale, for our segments that are not presented as held for sale, are included within Other current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2026, there were $5.4 million in assets held for sale which primarily consisted of one building, equipment and land and the associated improvements at the Company's Infrastructure segment. The Spectrum segment met the criteria for classification as held for sale during the second quarter of 2026. Refer to Note 3. Assets and Liabilities Held for Sale for more information.

9. Goodwill and Intangibles, Net

Goodwill

The carrying amounts of goodwill were as follows (in millions):

Infrastructure
Balance as of December 31, 2025	$105.6
Translation adjustments	0.1
Balance as of June 30, 2026	$105.7

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Definite-Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite-lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	June 30, 2026
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(13.4)	$11.8
Customer relationships and contracts	11 years	87.6	(56.8)	30.8
Other	10 years	3.7	(2.3)	1.4
Total		$116.5	$(72.5)	$44.0

	Weighted-Average Original Useful Life	December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 years	$25.2	$(12.6)	$12.6
Customer relationships and contracts	11 years	87.6	(54.3)	33.3
Other	10 years	3.6	(2.2)	1.4
Total		$116.4	$(69.1)	$47.3

Amortization expense for definite-lived intangible assets was $1.7 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for definite-lived intangible assets was $3.4 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense is included in Depreciation and amortization in the Condensed Consolidated Statements of Operations.

10. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2026 and 2045. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Balance Sheet Location	June 30, 2026	December 31, 2025

Right-of-use assets:
Operating lease	Other assets (non-current)	$64.0	$35.4
Finance lease	Property, plant and equipment, net	0.1	0.1
Total right-of-use assets		$64.1	$35.5

Lease liabilities:
Current portion of operating lease	Other current liabilities	$10.5	$8.7
Non-current portion of operating lease	Other liabilities	55.8	28.3
Finance lease	Debt obligations	0.1	0.1
Total lease liabilities		$66.4	$37.1

The following table summarizes the components of lease expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.1	$0.2
Net finance lease cost	0.1	0.1	0.1	0.2
Operating lease cost	5.4	4.6	9.7	8.8
Variable lease cost	0.1	0.1	0.3	0.3
Total non-current lease cost	$5.6	$4.8	10.1	9.3
Short-term lease costs	8.6	7.5	14.6	15.5
Total lease cost	$14.2	$12.3	$24.7	$24.8

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Cash flow information related to leases is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$4.1	$4.7	$9.4	$9.9
Financing cash flows for finance leases	$0.1	$0.1	$0.1	$0.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4.3	$2.6	$38.9	$5.1
Finance leases	$—	$0.1	$—	$0.1
(1) The above amounts exclude $4.0 million received during the three and six months ended June 30, 2025.

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

The weighted-average remaining lease terms and the weighted-average discount rates for the Company's leases were as follows:

	June 30, 2026	December 31, 2025

Weighted-average remaining lease term (years) - operating leases	8.3	7.0
Weighted-average remaining lease term (years) - finance leases	2.2	2.1
Weighted-average discount rate - operating leases	5.8%	5.3%
Weighted-average discount rate - finance leases	5.2%	5.0%

Future minimum lease commitments (undiscounted) as of June 30, 2026, were as follows (in millions):

	Operating Leases	Finance Leases
2026 (remaining period)	$5.9	$0.1
2027	13.9	—
2028	11.1	—
2029	8.4	—
2030	7.2	—
Thereafter	37.8	—
Total future minimum lease payments	84.3	0.1
Less: amounts representing interest	(18.0)	—
Total lease liability	$66.3	$0.1

11. Other Assets, Accrued Liabilities and Other Liabilities

Other Current Assets

Other current assets consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Prepaid assets	$24.9	$10.4
Other assets held for sale	5.4	—
Income tax receivable	1.8	4.4
Other	2.1	2.1
Total other current assets	$34.2	$16.9

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Other Assets

Other assets, which are reflected within non-current assets in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Right-of-use assets	$64.0	$35.4
Restricted cash - non-current	0.6	0.6
Other	3.1	6.7
Total other assets	$67.7	$42.7

Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Accrued expenses	$11.5	$10.0
Accrued payroll and employee benefits	34.4	35.5
Accrued interest and exit fees	19.3	18.4
Accrued sales and use taxes	0.2	0.3
Accrued income taxes	12.5	0.6
Total accrued liabilities	$77.9	$64.8

Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Operating lease liability, current portion	$10.5	$8.7
Other	2.5	3.1
Total other current liabilities	$13.0	$11.8

Other Liabilities

Other liabilities, which are reflected within non-current liabilities in the Condensed Consolidated Balance Sheets, consisted of the following (in millions):

	June 30, 2026	December 31, 2025

Operating lease liability, net of current portion	$55.8	$28.3
Other	1.4	1.2
Total other liabilities	$57.2	$29.5

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
12. Debt Obligations

Debt obligations, including finance lease obligations, consisted of the following (in millions):

	Maturity Date	June 30, 2026	December 31, 2025
Infrastructure
SOFR plus 2.75% Revolving Credit Facility	May 20, 2030	$—	$15.0
SOFR plus 2.75% Term Loan	May 20, 2030	70.2	72.6
Obligations under finance leases	Various	0.1	0.1
Total Infrastructure		$70.3	$87.7

Life Sciences
Lancer Promissory Note	December 31, 2026 (1)	$50.9	$47.9
Total Life Sciences		$50.9	$47.9

Non-Operating Corporate
10.50% Senior Secured Notes	February 1, 2027	$379.3	$360.4
9.50% Convertible Senior Notes	March 1, 2027	56.0	53.5
CGIC Promissory Note	April 30, 2027	49.7	45.9
SOFR plus 5.75% Revolving Line of Credit	September 15, 2026	20.0	20.0
8.50% Senior Secured Notes	February 1, 2026	—	1.9
7.50% Convertible Senior Notes	August 1, 2026	0.2	0.2
Total Non-Operating Corporate		$505.2	$481.9

Total outstanding principal		$626.4	$617.5
Unamortized issuance discount, issuance premium, and deferred financing costs		(10.4)	(18.6)
Less: current portion of debt obligations		(553.9)	(518.6)
Debt obligations, net of current portion		$62.1	$80.3
(1) Maturity date as extended in July 2026. Refer to Note 22. Subsequent Events for additional information.

As of June 30, 2026, estimated future aggregate finance lease and principal debt payments based on contractual maturities, excluding interest and exit fees, were as follows (in millions):

	Finance Leases	Debt	Total
2026 (remaining period)	$0.1	$74.2	$74.3
2027	—	491.4	491.4
2028	—	5.8	5.8
2029	—	6.4	6.4
2030	—	48.5	48.5
Total aggregate finance lease and debt principal payments	$0.1	$626.3	$626.4

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

The term loan and borrowings under the DBMG Credit Agreement bear interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 6.3% and 6.8%, as of June 30, 2026 and December 31, 2025, respectively. The DBMG Revolving Facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. Principal payments and interest on DBMG's term loan are paid monthly, and the effective interest rate was 6.9% and 7.4%, as of June 30, 2026 and December 31, 2025.

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

DBMG had availability for revolving loans of $129.2 million and $119.9 million, as of June 30, 2026 and December 31, 2025, respectively.

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

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement. The DBMG Credit Agreement contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not been triggered, the DBMG debt instruments remain classified as non-current as of June 30, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement. DBMG is in compliance with its debt covenants as of June 30, 2026.

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

As of both June 30, 2026 and December 31, 2025, the effective interest rate on the note, as amended, was 17.0%. Interest expense, including amortization of fees, related to the Lancer Note was $2.1 million and $5.2 million for the three months ended June 30, 2026 and 2025, respectively and was $4.1 million and $9.7 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, in accordance with the 12% note agreement, $3.0 million and $2.5 million, respectively, of accrued interest, excluding exit fees and extension fees, was capitalized into the principal balance.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
As of June 30, 2026, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $50.7 million, inclusive of $50.9 million of principal (which includes capitalized interest and fees), partially offset by $0.2 million of the unamortized OID for the extension fee. As of December 31, 2025, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, totaled $46.6 million, inclusive of $47.9 million of principal (which includes capitalized interest and fees), partially offset by $1.3 million of the unamortized OID for the extension fee.

Refer to Note 22. Subsequent Events for additional information.

Spectrum (Held for Sale)

In connection with the Spectrum Merger, on May 29, 2026, Broadcasting entered into the New Spectrum Loan Agreement, which provides for the Bridge Loan Facility in an aggregate principal amount of $105 million, which was funded on a single drawing on May 29, 2026. Refer to Note 3. Assets and Liabilities Held for Sale for additional information.

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

The 10.50% 2027 Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $18.9 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. All subsequent interest payments are payable in cash. Refer to Note 22. Subsequent Events regarding amendments to, and interest payments on, the 10.50% 2027 Senior Secured Notes.

Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $13.3 million and $26.3 million for the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, the total carrying amount related to the notes was $371.0 million, inclusive of $379.3 million aggregate principal outstanding (which includes capitalized interest), partially offset by $7.7 million of the unamortized OID and $0.6 million of unamortized deferred financing fees. As of December 31, 2025, the total carrying amount related to the notes was $345.5 million, inclusive of $360.4 million aggregate principal outstanding, partially offset by $13.9 million of the unamortized OID and $1.0 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of both June 30, 2026 and December 31, 2025.

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

If the Company completes certain asset sales, the terms of the 10.50% 2027 Senior Secured Notes Indenture may require the Company, in certain circumstances, to make an offer to purchase the 10.50% 2027 Senior Secured Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required the Company to meet certain milestones with respect to strategic alternatives for its operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, the Company was thus required to commence a sales process for DBMG. The sales process for DBMG, which has been initiated and is proceeding, has separate milestone requirements, which the Company had either met or extended as of June 30, 2026. The June 1, 2026 milestone for an executed purchase agreement was extended to August 28, 2026 and the Company is in compliance with the milestone covenants requirements as of the date of the filing of this Quarterly Report on Form 10-Q. As of June 30, 2026, the Infrastructure segment did not meet the criteria for held for sale or discontinued operations in accordance with ASC 360-10 and ASC 205-20.

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

In connection with the Spectrum agreements entered into on May 29, 2026 (refer to Note 3. Assets and Liabilities Held for Sale), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “Collateral Agent”), entered into an amended supplemental indenture (the “Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. Pursuant to the Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture, certain provisions of the 10.50% 2027 Senior Secured Notes Indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the Notes outstanding voting as a single class (the “Requisite Holders”). In addition, the Requisite Holders consented to the transactions related to the Spectrum Merger and the New Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the Indentures as a result thereof.

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

The 2026 Senior Secured Notes had a stated annual interest rate of 8.50% and had an effective interest rate of 9.3%, which reflected the initial $10.8 million of deferred financing fees in 2021, including underwriting fees. Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $7.7 million and $15.3 million for the three and six months ended June 30, 2025, respectively.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

The initial maximum number of securities underlying the 2027 Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the 2027 Convertible Notes Indenture, and assuming that the Company has obtained the requisite stockholder approval referred to above, was 1,543,174 shares of the Company’s common stock.

As of June 30, 2026, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of the Company's common stock, for a total of 1,323,315 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on June 30, 2026, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

The 2027 Convertible Notes accrue interest at a rate of 9.5% per year. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $2.5 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. All subsequent interest payments are payable in cash. Refer to Note 22. Subsequent Events regarding amendments to, and payments on, the 2027 Convertible Notes.

Aggregate interest expense, including the contractual interest coupon and amortization was $1.5 million and $3.0 million for the three and six months ended June 30, 2026, respectively.

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

As of June 30, 2026, the total carrying amount related to the notes was $55.4 million, inclusive of $56.0 million aggregate principal outstanding (which includes capitalized interest), partially offset by a remaining unamortized net OID of $0.5 million and unamortized deferred financing fees of $0.1 million. As of December 31, 2025, the total carrying amount related to the notes was $52.5 million, inclusive of $53.5 million aggregate principal outstanding, partially offset by a remaining unamortized net OID of $0.8 million and unamortized deferred financing fees of $0.2 million

The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “2027 Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “2027 Convertible Notes Indenture”), dated as of August 4, 2025, governing the 2027 Convertible Notes. If the Company completes certain asset sales, the 2027 Convertible Notes Indenture may require the Company in certain circumstances to make an offer to purchase the 2027 Convertible Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. Additionally, if the Company undergoes a Fundamental Change, subject to certain conditions, the Company may be required to purchase all or any portion of the 2027 Convertible Notes for cash at 100% of the principal amount to be purchased, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the applicable purchase date. The Fundamental Change definition excludes ownership of the Company’s equity by Lancer Capital LLC and its affiliates.

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

The 2027 Convertible Notes Indenture contains customary events of default, including cross-default provisions with other INNOVATE debt instruments, which could, subject to certain conditions, cause the 2027 Convertible Notes to become immediately due and payable, including, but not limited to defaults by the Company in the payment of the principal of any of the 2027 Convertible Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the 2027 Convertible Notes Indenture for a period of 60 days following notice by the 2027 Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the 2027 Convertible Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
In connection with the Spectrum agreements entered into on May 29, 2026 (refer to Note 3. Assets and Liabilities Held for Sale), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “2027 Convertible Notes Collateral Agent”), entered into an amended supplemental indenture (the “Amended 2027 Convertible Notes Supplemental Indenture”) to the 2027 Convertible Notes Indenture. Pursuant to the Amended 2027 Convertible Notes Supplemental Indenture, certain provisions of the 2027 Convertible Notes Indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the notes outstanding voting as a single class (the “2027 Convertible Notes Requisite Holders”). In addition, the 2027 Convertible Notes Requisite Holders consented to the transactions related to the Spectrum Merger and the New Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the Indentures as a result thereof.

2026 Convertible Notes

The original 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, the Company exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of June 30, 2026, the Company had $0.2 million aggregate principal remaining of the 2026 Convertible Notes.

The 2026 Convertible Notes mature on August 1, 2026, unless earlier converted, redeemed or purchased. Refer to Note 22. Subsequent Events for information regarding repayment of the 2026 Convertible Notes.

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

As of both June 30, 2026 and December 31, 2025, the remaining 2026 Convertible Notes had a net carrying value of $0.2 million. The effective interest rate on the remaining 2026 Convertible Notes as of both June 30, 2026 and December 31, 2025 was 3.0%.

Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount, net of premium and deferred financing costs was insignificant for the three and six months ended June 30, 2026, and was $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively.

Each $1,000 of principal of the 2026 Convertible Notes is convertible into 23.6327 shares of INNOVATE's common stock, which is equivalent to a conversion price of approximately $42.31 per share, for a total of 3,781 shares of common stock, as adjusted for the reverse stock split in 2024, and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on June 30, 2026, the if-converted value of the 2026 Convertible Notes did not exceed its principal value.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of both June 30, 2026 and December 31, 2025, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on August 4, 2025, is September 15, 2026. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of June 30, 2026 and December 31, 2025, the interest rate on the Revolving Line of Credit was 9.7% and 10.0%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based on the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indentures that govern the Company's senior secured notes.

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

In connection with the Spectrum agreements entered into on May 29, 2026, the Company entered into a ninth amendment (the “Ninth Amendment”) to the Credit Agreement with MSD. Pursuant to the Ninth Amendment, certain provisions of the MSD Credit Agreement, including certain definitions and negative covenants, were amended with the consent of MSD. In addition, MSD consented to the transactions related to the Spectrum Merger and the New Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the MSD Credit Agreement as a result thereof.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

CGIC Promissory Note

On August 4, 2025, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has a stated interest rate of 16.0% and an effective interest rate of 14.6% as of both June 30, 2026 and December 31, 2025. Interest on the amended CGIC Note will be paid monthly and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. In August 2025, as part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. The new extension fee was recorded as an OID to the carrying amount of the note and is being amortized into interest expense over the term of the CGIC Note using the effective interest rate method.

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

For the three months ended June 30, 2026 and 2025, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $1.8 million and $1.3 million, respectively, and cash paid for interest to CGIC was zero and $2.0 million, respectively. For the six months ended June 30, 2026 and 2025, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $3.5 million and $2.7 million, respectively, and cash paid for interest to CGIC was zero and $3.2 million. During the six months ended June 30, 2026, in accordance with the terms of the amended CGIC Note, $3.8 million of interest was capitalized into the principal balance. As of June 30, 2026, the total carrying amount related to the CGIC Note was $50.3 million, inclusive of $49.7 million of principal (including capitalized interest) and a net unamortized premium of $0.6 million. As of December 31, 2025, the total carrying amount of the note was $46.8 million, inclusive of $45.9 million of principal (including capitalized interest) and a net unamortized premium of $0.9 million.

The terms of the CGIC Note include a mandatory prepayment requirement which requires the Company to prepay the CGIC Note (together with all accrued and unpaid interest and all other amounts payable under the CGIC Note), after the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, the 2027 Convertible Notes, the 2027 Convertible Notes Indenture and all other Senior Debt (or, in each case, under any refinancing indebtedness in respect thereof), upon the occurrence of an Asset Sale (as defined in the agreement), in an amount equal to the Net Cash Proceeds (as defined in the agreement) from such Asset Sale, with such prepayment due no later than two (2) Business Days after the receipt of such Net Cash Proceeds by the Company (or its subsidiary, if applicable) from such Asset Sale.

The note contains customary events of default and contains cross-default provisions with other INNOVATE debt instruments which could, subject to certain conditions, cause the note to become immediately due and payable.

13. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its interim tax provision.

Income tax expense was $13.1 million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively. Income tax expense was $16.0 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively. Income tax expense primarily relates to the tax expense as calculated for taxpaying entities, including the tax expense/benefit associated with the INNOVATE Corp. U.S. consolidated group due to the Tax Cut and Jobs Act's 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

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

The Company did not have any unrecognized tax benefits as of June 30, 2026 and 2025, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretations by the IRS.

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

14. Commitments and Contingencies

Litigation

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. Such legal matters may include, but are not limited to, actions or claims relating to sensitive data, including proprietary business information and intellectual property, personally identifiable information of employees and contractors, cyber-attacks, data breaches and non-compliance with contractual or other legal obligations. Litigation and other legal matters are inherently unpredictable and subject to substantial uncertainties and adverse resolutions could occur. In addition, litigation and other legal matters, including class-action lawsuits, government investigations and regulatory proceedings can be costly to defend and, depending on the class size and claims, could be costly to settle. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated as well as any legal costs incurred related to the litigation. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amount of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for its Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the Company's Condensed Consolidated Financial Statements. Any legal or other expenses associated with the litigation are accrued for as the expenses are incurred. The Company maintains liability insurance that insures it against workers’ compensation, personal and bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, and employment practices liability. There can be no assurance that the liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

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

Other Commitments and Contingencies

Letters of Credit and Performance Bonds

As of June 30, 2026, DBMG had outstanding letters of credit of $5.8 million under credit and security agreements and performance bonds of $548.9 million. As of December 31, 2025, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $680.2 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+, AA- and AA.

Concentrations of Credit Risk

The Company's revenue, accounts receivable and accounts payable concentrations of 10% and greater were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	Segment	Revenue	Revenue	Revenue	Revenue	Accounts Receivable	Accounts Receivable	Accounts Payable	Accounts Payable
Customer A	Infrastructure	22.4%	*	26.4%	*	27.3%	29.9%
Customer B	Infrastructure	15.3%	*	14.6%	*	*	*
Customer C	Infrastructure	*	12.2%	*	10.6%	*	*
Customer D	Infrastructure	*	*	*	*	*	10.3%
Supplier A	Infrastructure							15.6%	23.5%
*Less than 10% concentration

Pending Merger and Disposal of Controlling Interest in Spectrum

Refer to Note 3. Assets and Liabilities Held for Sale for additional information.

15. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.4 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and was $1.0 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively, which is included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2025	314,176	$6.22
Vested	(98,899)	$6.89
Unvested - June 30, 2026	215,277	$5.91

The aggregate vesting date fair value of the restricted stock and restricted stock units which vested during the six months ended June 30, 2026 and 2025, was $1.2 million and $0.6 million, respectively. As of June 30, 2026, the total unrecognized share-based compensation expense related to unvested restricted stock and restricted stock units was $0.3 million and is expected to be recognized over the remaining weighted-average period of 0.9 years.

Stock Options

A summary of INNOVATE’s stock options is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding - December 31, 2025 and June 30, 2026	317,733	$13.39
Exercisable - December 31, 2025 and June 30, 2026	217,733	$16.94

As of June 30, 2026, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were $1.4 million and approximately 7.9 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of June 30, 2026, there were 100,000 unvested stock options and $0.1 million of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the remaining period of 0.2 years.
16. Temporary Equity

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	June 30, 2026	December 31, 2025

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	1,937	1,937

Series A-3 and Series A-4 Shares

Issuance and Conversion. On July 1, 2021, (the "Exchange Date") as a part of the sale of Continental Insurance Group ("CIG"), INNOVATE entered into an exchange agreement (the "Exchange Agreement") with CGIC, also a former subsidiary, which held the remaining shares of the Company's previous Series A and Series A-2 Preferred Stock and was eliminated in consolidation prior to the sale of the Company's former Insurance segment on July 1, 2021. Per the Exchange Agreement, INNOVATE exchanged 6,125 shares of the Series A and 10,000 shares of the Series A-2 shares that CGIC held for an equivalent number of Series A-3 Convertible Participating Preferred Stock ("Series A-3") and Series A-4 Convertible Participating Preferred Stock ("Series A-4"), respectively. The terms remained substantially the same, except that the Series A-3 and Series A-4 redemption date was July 1, 2026. Refer to Note 22. Subsequent Events for information on the redemption notice delivered with respect to the Company’s outstanding Series A-3 and Series A-4 Preferred Stock.

On August 4, 2025, INNOVATE closed on a Preferred Stock Exchange with CGIC that resulted in the redemption of 8,063 shares of Series A-4 Preferred Stock of the Company and unpaid accrued dividends for the A-3 and A-4 Preferred Stock for an additional principal amount of the CGIC Note. Refer to Note 12. Debt Obligations for additional information.

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 Preferred Stock have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet. The Series A-3 and remaining A-4 Preferred Stock have a combined redemption value of $9.7 million (which includes accreted dividends) and a current fair value of $10.3 million as of June 30, 2026, which is inclusive of $0.6 million in accrued cash dividends.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
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

During the first and second quarters of 2026, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.4 million and $0.3 million, respectively, for the first and second quarters of 2026, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum.

During the three months ended March 31, 2025, the Board declared cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock as presented in the following table (in millions):

2025
Declaration Date and Holders of Record Date	March 31, 2025
Payment Date	April 15, 2025
Total Dividend	$0.3

During the three months ended June 30, 2025, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. An aggregate quarterly dividend of $0.7 million included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum.

In addition, during the second quarter of 2025, the Company recorded the accretion and accrual of additional dividends of $1.3 million related to prior years, and $0.2 million related to the first quarter of 2025. This included cumulative accreting dividends, which were recorded following the determination that such dividends had accreted due to the daily VWAP of the Company's common stock trading at less than $1 at various dates since 2022, as adjusted for the 2024 Reverse Stock Split. These adjustments during the second quarter of 2025 that related to prior years resulted in: (i) an increase in the accrued value of the preferred stock of $1.3 million; (ii) a decrease in Additional Paid-In Capital (APIC) of $1.3 million; (iii) an increase in accrued liabilities of $0.1 million; and (iv) an increase in net loss attributable to common shareholders of $1.3 million. The Company evaluated the effects of the adjustment, both qualitatively and quantitatively, and does not believe the adjustment was material to any prior interim or annual periods that were affected.

On August 4, 2025, $0.5 million in accrued quarterly dividends was exchanged for an additional principal amount of the CGIC Note as part of the Preferred Stock Exchange. Refer to Note 12. Debt Obligations for additional information.

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

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. As of June 30, 2026, each share of the Series A-3 Preferred Stock was convertible at an accrued value of $1,000 per share, divided by the conversion price of $23.63 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 Preferred Stock was convertible at an accrued value of $1,000 per share divided by the conversion price of $34.40 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices”). The Conversion Prices have historically been adjusted from time to time and continue to be subject to potential adjustment for dividends, certain distributions, reverse stock splits or stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices (which adjustment shall be made on a weighted-average basis).

As of June 30, 2026, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 311,475 and 67,673 shares, respectively, of INNOVATE's common stock. As of December 31, 2025, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 299,518 and 65,075 shares, respectively, of INNOVATE's common stock.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Redemption by the Holders / Automatic Conversion. On July 1, 2026, holders of the Series A-3 and Series A-4 became entitled to cause the Company to redeem, out of legally available funds, the Series A-3 and Series A-4 at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4). Each share of Series A-3 and Series A-4 that is not so redeemed will be automatically converted into shares of the Company's common stock at the Conversion Price then in effect. Refer to Note 22. Subsequent Events for information on the redemption notice delivered with respect to the Company’s outstanding Series A-3 and Series A-4 Preferred Stock.
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

Voting Rights. Except as required by applicable law, the holders of the shares of the Series A-3 and Series A-4 will be entitled to vote on an as-converted basis with the holders of the Company’s common stock on all matters submitted to a vote of the holders of the Company's common stock.

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

As of June 30, 2026 and December 31, 2025, it was not deemed probable that the amounts relating to convertible preferred stock in non-controlling interests will become redeemable as no change in control has occurred or is expected to occur; therefore, no additional adjustments or remeasurements were required under ASC 480-10, Distinguishing Liabilities from Equity.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
During the six months ended June 30, 2026, Pansend funded $0.3 million in intercompany convertible 13.0% notes with R2 Technologies, bringing the total intercompany notes principal balance to $7.8 million. The outstanding principal amounts of the notes, together with any interest then accrued and unpaid, is convertible at the option of Pansend into shares of a new series E Convertible Preferred Stock ("Series E") or new series F Convertible Preferred Stock ("Series F") in R2 Technologies, as applicable to each note, upon written notice to R2 Technologies and the notes had a maturity date, of the earlier of July 31, 2026, or a change in control of R2 Technologies, as defined in the notes. These notes and related intercompany interest are eliminated on consolidation. Refer to Note 22. Subsequent Events for additional information.

As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $1.1 million and negative $1.0 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had negative $10.6 million and negative $9.2 million, respectively of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Condensed Consolidated Balance Sheets.

Liquidation Preference

R2 Technologies has issued multiple A, B, C and D-series, participating convertible preferred stock and also had convertible notes that were convertible into E-series and F-series (the "R2 Technologies Preferred Shares"), all of which shares contain a liquidation preference. In the event of a liquidation event, each Preferred Share has a liquidation preference to be paid out of the assets legally available for distribution, which entitles the holder of each series A, series C, series D, Series E (upon conversion of the aforementioned notes that are convertible into Series E) and Series F (upon conversion of the aforementioned notes that are convertible into Series F) R2 Technologies Preferred Shares to receive, before any payments to holders of junior securities, the sum of the following: (i) the accrued value in cash; (ii) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, and (iii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Series B R2 Technologies Preferred Shareholders would be entitled to receive, before any payments to holders of junior securities, the greater of (i) the sum of (A) the accrued value in cash, plus (B) all accrued and unpaid dividends, including basic dividends and accreting dividends, if any, or (ii) an amount, in cash or otherwise, equivalent to what the holder would receive if they had converted the R2 Technologies Preferred Shares into R2 Technologies common stock or reference property just before the liquidation event. Refer to Note 22. Subsequent Events for additional information.

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

As of both June 30, 2026 and December 31, 2025, R2 Technologies had negative net assets after consideration of intercompany and third-party debt, as applicable, and, therefore, there would be no legally available funds to satisfy any liquidation preferences upon a liquidation event.

Spectrum Redeemable Non-Controlling Interests

Refer to Note 3. Assets and Liabilities Held for Sale for information regarding the Spectrum segment's redeemable non-controlling interests.

17. Related Parties

Non-Operating Corporate

As of June 30, 2026, Lancer Capital held $2.3 million of the Company's 2027 Convertible Notes, which were issued on August 4, 2025, in exchange for the $2.0 million of principal amount of the Company's 2026 Convertible Notes held by Lancer prior to the exchange. The principal amount of the 2027 Convertible Notes includes capitalized interest and extension fees. As of June 30, 2026, the $2.3 million in 2027 Convertible Notes are convertible into 54,338 shares of common stock of INNOVATE. As of December 31, 2025, Lancer Capital held the $2.2 million in 2027 Convertible Notes which were convertible into 51,874 shares of common stock of INNOVATE. For each of the six months ended June 30, 2026 and 2025, Lancer Capital earned $0.1 million in interest relating to these notes. Refer to Note 12. Debt Obligations and Note 22. Subsequent Events for additional information on the Convertible Notes.

CGIC is a former significant shareholder and is the shareholder of the Company's Series A-3 Preferred Stock and Series A-4 Preferred Stock. Refer to Note 16. Temporary Equity for additional information. In addition, as of June 30, 2026 and December 31, 2025, the Company owed $49.7 million and $45.9 million, respectively, in principal amount of a promissory note owed to CGIC. Refer to Note 12. Debt Obligations for additional information. During the six months ended June 30, 2026, the Company paid $0.6 million to CGIC related to a tax refund received from the IRS.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Refer to Note 22. Subsequent Events for information on the redemption notice delivered with respect to the Company’s outstanding Series A-3 and Series A-4 Preferred Stock.

Life Sciences

As of June 30, 2026 and December 31, 2025, R2 Technologies had $50.9 million and $47.9 million, respectively, in principal amount of a 12.0% senior secured promissory note due to Lancer Capital. Refer to Note 12. Debt Obligations and Note 22. Subsequent Events for additional information.

For the three months ended June 30, 2026 and 2025, R2 Technologies recognized revenue of $0.6 million and $1.0 million, respectively from sales and profit sharing agreements with a subsidiary of Huadong, a related party of R2 Technologies and $1.1 million and $1.4 million for the six months ended June 30, 2026 and 2025. There were $0.3 million and $0.6 million of related receivables from this subsidiary of Huadong as of June 30, 2026 and December 31, 2025, respectively.

Share-based compensation and royalty expenses related to Blossom Innovations, LLC ("Blossom"), an investor of R2 Technologies since 2014, totaled $0.1 million and $0.2 million, for the three months ended June 30, 2026 and 2025, respectively, and totaled $0.2 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively. The related payables, and amounts accrued due to Blossom totaled $0.6 million and $0.5 million as of June 30, 2026, and December 31, 2025, respectively.

Refer to Note 7. Investments for transactions with equity method investees of the Company.

18. Segments and Related Information

The Company currently operates in one primary geography - United States, and substantially all revenue is derived in the United States, and substantially all PP&E and intangible assets reside in the United States. The Company's reportable segments are identified based on the nature of the services and products provided, the organizational structure, and the internal reporting system used by the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. As of June 30, 2026, the Company had three reportable operating segments, plus the Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues. Refer to Note 1. Organization and Business for additional information on the organizational structure of the business and Note 4. Revenue and Contracts in Process for additional information on revenue by segment.

During the second quarter of 2026, the Company's Spectrum segment met the criteria for classification as held for sale in accordance with ASC 360-10. As a result, the assets and liabilities of the Spectrum segment are presented as held for sale in the current period, and the prior period assets and liabilities of the Spectrum segment have been reclassified as held for sale for comparability purposes. While the Spectrum segment met the criteria for held for sale classification, it did not meet the criteria for classification as discontinued operations in accordance with ASC 205-20, as the anticipated disposal does not represent a strategic shift that will have a major effect on the Company's operations and financial results.

Refer to Note 3. Assets and Liabilities Held for Sale for additional information.

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

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

	Three Months Ended June 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$414.0	$2.2	$5.4	$—	$—	$421.6
Cost of revenue	337.6	1.3	3.2	—	—	342.1
Selling, general and administrative expenses	34.1	1.6	3.1	2.7	—	41.5
Depreciation and amortization	2.8	—	0.7	—	—	3.5
Income (loss) from operations	$39.5	$(0.7)	$(1.6)	$(2.7)	$—	$34.5
Other data:
Capital cash expenditures	$9.9	$—	$0.5	$—	$—	$10.4

	Three Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$233.1	$3.2	$5.7	$—	$—	$242.0
Cost of revenue	191.4	2.1	2.9	—	—	196.4
Selling, general and administrative expenses	26.8	3.8	1.9	2.6	—	35.1
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Other operating loss(1)	1.2	—	—	—	—	1.2
Income (loss) from operations	$10.6	$(2.8)	$(0.3)	$(2.6)	$—	$4.9
Other data:
Capital cash expenditures	$5.1	$(0.1)	$1.1	$—	$—	$6.1
(1) Other operating loss for the three months ended June 30, 2025, primarily consisted of a loss on lease modification and a loss on the sales of various properties at our Infrastructure segment.

	Six Months Ended June 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$771.9	$3.8	$10.7	$—	$—	$786.4
Cost of revenue	644.6	2.7	6.1	—	—	653.4
Selling, general and administrative expenses	66.1	3.9	4.8	6.1	—	80.9
Depreciation and amortization	5.7	0.1	1.9	—	—	7.7
Other operating income	—	—	(0.1)	—	—	(0.1)
Income (loss) from operations	$55.5	$(2.9)	$(2.0)	$(6.1)	$—	$44.5
Other data:
Capital cash expenditures	$18.8	$—	$1.1	$—	$—	$19.9

	Six Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$498.0	$6.3	$11.9	$—	$—	$516.2
Cost of revenue	414.9	4.4	5.8	—	—	425.1
Selling, general and administrative expenses	56.1	7.5	3.8	5.5	—	72.9
Depreciation and amortization	6.2	0.2	2.4	—	—	8.8
Other operating loss (1)	1.1	—	—	—	—	1.1
Income (loss) from operations	$19.7	$(5.8)	$(0.1)	$(5.5)	$—	$8.3
Other data:
Capital cash expenditures	$9.2	$—	$1.6	$—	$—	$10.8
(1) Other operating loss for the six months ended June 30, 2025, primarily consisted of a loss on lease modification and a loss on the sale of various properties at our Infrastructure segment.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Certain balance sheet data:
	June 30, 2026
	Infrastructure	Life Sciences	Non-Operating Corporate	Other and Eliminations	Sub-Total	Spectrum - Held for Sale	Total
Investments (1)	$—	$1.8	$0.4	$—	$2.2	$—	$2.2
Total assets	$820.1	$7.6	$4.0	$—	$831.7	$175.0	$1,006.7

	December 31, 2025
	Infrastructure	Life Sciences	Non-Operating Corporate	Other and Eliminations	Sub-Total	Spectrum - Held for Sale	Total
Investments (1)	$—	$1.8	$—	$—	$1.8	$—	$1.8
Total assets	$758.9	$9.6	$7.1	$—	$775.6	$174.5	$950.1
(1) The Company's equity method investments in its Life Sciences segment totaled $0.9 million as of both June 30, 2026 and December 31, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of the consolidated segment income from operations to consolidated income (loss) from operations before income taxes:
Income from operations	$34.5	$4.9	$44.5	$8.3
Interest expense	(27.6)	(21.4)	(52.1)	(41.6)
Gain (loss) on extinguishment of debt	18.4	(0.3)	18.4	(0.3)
Loss from equity investees	—	—	—	(5.9)
Other income, net	0.2	—	0.5	4.0
Income (loss) from operations before income taxes	$25.5	$(16.8)	$11.3	$(35.5)

19. Basic and Diluted Earnings (Loss) Per Common Share

Earnings (Loss) per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock and shares of Series A-3 and Series A-4 preferred stock outstanding, of the Company are considered participating securities; however, these securities do not participate in losses and, as such, are excluded from the computation of basic loss per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including non-vested stock issued under share-based compensation plans), is computed using the "if-converted method" if this measurement is determined to be more dilutive than the treasury stock method in a period.

For the three months ended June 30, 2026, the Company included 593,201 of common stock equivalents in the weighted average number of shares used to calculate diluted EPS. The Company had no dilutive common stock equivalents during the six months ended June 30, 2026, and during the three and six months ended June 30, 2025, due to the results from continuing operations being a loss, net of tax. For the six months ended June 30, 2026, 286,770 of common stock equivalents from unvested restricted stock awards were excluded from the weighted-average number of shares used to calculate diluted EPS as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2025, 288,588 and 291,378, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted EPS as their inclusion would have been anti-dilutive. Other instruments that may, in the future, if the average market price of the Company's stock exceeds the conversion prices, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share for the six months ended June 30, 2026 and for the three and six months ended June 30, 2025, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 15. Share-based Compensation and Note 16. Temporary Equity for additional information on INNOVATE's equity instruments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
The following table presents a reconciliation of net income (loss) to net income (loss) used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$12.4	$(21.0)	$(4.7)	$(46.8)
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.7)	1.2	(1.4)	2.5
Net income (loss) attributable to INNOVATE Corp.	10.7	(19.8)	(6.1)	(44.3)
Less: Preferred stock dividends	0.3	2.2	0.7	2.5
Net income (loss) attributable to common stockholders and participating preferred stockholders	$10.4	$(22.0)	$(6.8)	$(46.8)

Earnings (loss) allocable to common shares:
Participating shares
Weighted-average common shares outstanding	13,374,803	13,146,750	13,360,333	13,130,930
Unvested restricted stock	267,063	—	—	—
Series A-3 and Series A-4 Preferred Stock (as converted)	371,604	—	—	—
Total	14,013,470	13,146,750	13,360,333	13,130,930

Percentage of earnings (loss) allocated to:
Common stock	95.4%	100.0%	100.0%	100.0%
Unvested restricted stock	1.9%	—%	—%	—%
Series A-3 and Series A-4 Preferred Stock	2.7%	—%	—%	—%

Numerator for earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$9.9	$(22.0)	$(6.8)	$(46.8)
Effect of assumed shares under the treasury stock method for stock options and unvested restricted stock	—	—	—	—
Net income (loss) attributable to common stock holders - diluted	$9.9	$(22.0)	$(6.8)	$(46.8)

Denominator for earnings (loss) per share:
Weighted-average common shares outstanding - basic	13,374,803	13,146,750	13,360,333	13,130,930
Effect of assumed shares under the treasury stock method for stock options and unvested restricted stock	593,201	—	—	—
Weighted-average common shares outstanding - diluted	13,968,004	13,146,750	13,360,333	13,130,930

Earnings (Loss) per share
Basic	$0.74	$(1.67)	$(0.51)	$(3.56)
Diluted	$0.71	$(1.67)	$(0.51)	$(3.56)

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
liabilities and other current liabilities, and other assets and liabilities (Level 2 measurements) that approximate fair value due to the relatively short periods to maturity (in millions):

June 30, 2026			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$615.9	$543.7	$—	$446.5	$97.2
Total liabilities not accounted for at fair value	$615.9	$543.7	$—	$446.5	$97.2
(1) Refer to Note 7. Investments for additional information.
(2) Excludes lease obligations accounted for under ASC 842, Leases.

December 31, 2025			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$598.8	$533.8	$—	$447.2	$86.6
Total liabilities not accounted for at fair value	$598.8	$533.8	$—	$447.2	$86.6
(1) Refer to Note 7. Investments for additional information.
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

Fair Value of Financial Instruments Measured at Fair Value

The Company's investments in marketable securities are measured at fair value, using publicly available quoted market prices, a Level 1 input. Refer to Note 7. Investments.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
21. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain on step-up of equity method investment	$—	$—	$—	$4.4
Interest income	0.5	0.1	0.9	0.5
Foreign currency translation losses	(0.1)	(0.5)	(0.4)	(0.9)
Unrealized fair value (loss) gain on securities	(0.1)	0.3	(0.1)	0.5
Other	(0.1)	0.1	0.1	(0.5)
Total other income, net	$0.2	$—	$0.5	$4.0

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents, beginning of the period	$108.2	$41.8
Restricted cash included in other assets (non-current)	0.6	0.5
Total cash, cash equivalents and restricted cash, beginning of the period	$108.8	$42.3

Cash and cash equivalents, end of the period	$87.8	$27.8
Restricted cash included in other assets (non-current)	0.6	0.6
Total cash and cash equivalents and restricted cash, end of the period	$88.4	$28.4

Cash and cash equivalents classified in Assets held for sale, beginning of period	$3.8	$7.0
Restricted cash classified in Assets held for sale	0.1	—
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$3.9	$7.0

Cash and cash equivalents classified in Assets held for sale, end of period	$2.0	$5.6
Restricted cash classified in Assets held for sale	—	—
Total cash and cash equivalents and restricted cash classified in Assets held for sale	$2.0	$5.6

Supplemental cash flow information:
Cash paid for interest	$3.9	$23.8
Cash paid for income taxes, net of refunds	$1.6	$3.6

Non-cash investing and financing activities:
Accrued interest and fees capitalized into principal debt (1)	$29.0	$2.5
Property, plant and equipment included in accounts payable or accrued expenses (2)	$1.6	$0.7
(1) Includes accrued interest of $0.8 million capitalized into principal debt for the Bridge Loan Facility for the six months ended June 30, 2026.
(2) Includes property, plant and equipment included in accounts payable or accrued expenses for our Spectrum segment of $0.3 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

22. Subsequent Events

Subsequent to quarter end, the Company participated in a number of transactions or other events affecting its debt and capital structure, including transactions that reduced its near-term cash interest and other funding requirements:

These transactions and events include:

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
(i)supplemental indentures to the 10.50% 2027 Senior Secured Notes Indenture and the 2027 Convertible Notes Indenture permitting the interest payable on August 1, 2026 in respect of the period from February 1, 2026 through July 31, 2026 on notes held by consenting holders to be paid in kind, together with a consent fee equal to 1.5% of the principal amount consented, paid through the issuance of additional notes (as a result of which the Company paid $3.6 million in cash interest rather than $22.6 million which would otherwise have been due);
(ii) the declaration by DBMG of a $12.0 million cash dividend, of which INNOVATE received $11.0 million;
(iii)the amendment and extension of the maturity of R2 Technologies’ secured promissory note with Lancer Capital (which had a total principal balance as of June 30, 2026 of $50.9 million) from August 1, 2026 to December 31, 2026, as well as the conversion of R2 Technologies’ preferred equity to common equity, which resulted in Pansend's controlling interest in R2 Technologies increasing from 80.8%, prior to the transaction, to 85.0%;
(iv)the permitted redemption, defeasance or payment at maturity of the $0.2 million aggregate principal amount of 2026 Convertible Notes that matured on August 1, 2026;
(v)the delivery by the holder of the Company’s outstanding Series A-3 and Series A-4 Preferred Stock (which had a combined redemption value of $9.7 million as of June 30, 2026) of a redemption notice, in respect of which the Company did not have sufficient legally available funds, with the result that those shares remain outstanding;
(vi)the sale of the Company’s marketable securities for aggregate proceeds of $0.6 million; and
(vii)the conversion of the note due to Pansend from MediBeacon into a new convertible note.

10.50% 2027 Senior Secured Notes and 2027 Convertible Notes

10.50% 2027 Senior Secured Notes - PIK Interest
On July 31, 2026, the parties to the 10.50% 2027 Senior Secured Notes Indenture amended that indenture to permit interest for the period from February 1, 2026 through July 31, 2026 on notes held by consenting holders to be paid in kind in respect of the August 1, 2026 interest payment by increasing the principal amount of the notes or issuing additional notes. Consenting holders also received a consent fee equal to 1.5% of the principal amount of the notes, for which they granted consent, paid through the issuance of additional 10.50% 2027 Senior Secured Notes. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. As a result, on August 3, 2026, the total outstanding amount of 10.50% 2027 Senior Secured Notes increased to $400.9 million and the Company paid $3.1 million in cash interest rather than $19.9 million (which would otherwise have been due). The supplemental indenture also permitted related additional note issuances and waived defaults arising from the amendments and issuances.

2027 Convertible Notes

On July 31, 2026, the parties to the 2027 Convertible Notes Indenture amended that indenture to permit interest for the period from February 1, 2026 through July 31, 2026 on notes held by consenting holders to be paid in kind in respect of the August 1, 2026 interest payment by increasing the principal amount of the notes or issuing additional notes. Consenting holders also received a consent fee equal to 1.5% of the principal amount of the notes, for which they granted consent, paid through the issuance of additional 2027 Convertible Notes. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. As a result, on August 3, 2026 the total outstanding amount of 2027 Convertible Notes increased to $58.9 million and the Company paid $0.5 million in cash interest rather than $2.7 million (which would otherwise have been due). The supplemental indenture also permitted related additional note issuances and waived defaults arising from the amendments and issuances.

Lancer, which is a related party, consented to the amendment in respect of the 2027 Convertible Notes that it holds, and accordingly received an aggregate of $0.1 million principal amount of the additional 2027 Convertible Notes issued as payment in kind of interest for the interest period from February 1, 2026 through July 31, 2026 together with the related consent fee.

2026 Convertible Notes

The 7.5% Convertible Notes due 2026 had an aggregate principal amount of $0.2 million, matured on August 1, 2026, and were redeemed on August 3, 2026. The July 31, 2026 supplemental indentures permitted their redemption, defeasance or payment at maturity.

DBMG Dividend

On July 8, 2026, DBMG declared a $12.0 million cash dividend which was paid on August 3, 2026, of which INNOVATE received $11.0 million.

R2 Technologies
On July 31, 2026, the maturity of R2 Technologies' secured promissory note with Lancer was extended from August 1, 2026 to the earlier of December 31, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The total principal balance as of June 30, 2026, which includes capitalized interest and fees was $50.9 million.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
On July 28, 2026, R2 Technologies' preferred equity outstanding, and outstanding convertible promissory notes held by Pansend were converted to common equity. As a result of the conversion, Pansend's controlling interest in R2 Technologies increased from 80.8%, prior to the transaction, to 85.0%. Refer to Note 16. Temporary Equity for additional information of R2 Technologies' preferred equity.

Series A-3 and Series A-4 Preferred Stock July 1, 2026 Redemption Date

On June 30, 2026, the holder of our outstanding Series A-3 and Series A-4 Preferred Stock delivered a redemption notice requiring the Company to redeem those shares at the redemption price (accrued value plus all accrued and unpaid dividends, to the extent not included in the accrued value). The Company did not have sufficient legally available funds to pay the redemption price in cash or other assets. Under the terms of the certificates of designation, because the preferred shares were not redeemed when required, they remain outstanding and continue to be entitled to all powers, designations, preferences, and other rights, including the right to accrual and payment of dividends and conversion rights. Accordingly, because the shares remain outstanding and the holder continues to be entitled to the contractual rights and preferences associated with those shares, the Series A-3 and Series A-4 Preferred Stock continue to be classified in temporary equity. For a description of the terms of the Series A-3 and A-4 Preferred Stock, including the dividend, accretion, conversion, and redemption mechanics, refer to Note 16. Temporary Equity.

MediBeacon

On July 2, 2026, the $0.5 million principal note due to Pansend, which had a maturity of July 5, 2026, together with all accrued and unpaid interest of $0.4 million was converted into a new convertible note of principal amount $0.9 million. The new note has an interest rate of 8.0% per annum and a maturity date of July 2, 2029, unless earlier converted or repaid. The outstanding principal and accrued interest automatically convert into equity securities upon a Qualified Financing (as defined in the note), at a 20% discount to the lowest price per share in such financing. In the event of a Strategic Transaction (as defined in the note) (such as a sale or merger) prior to maturity, Pansend is entitled to repayment of twice the outstanding balance in cash, unless Pansend elects to convert the note into common stock at a fixed price of $74.00 per share. If neither a Qualified Financing nor a Strategic Transaction occurs by the maturity date, the outstanding balance is payable in cash. The note is unsecured and subordinated to existing senior debt, and contains customary events of default and transfer restrictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated annual audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026 (the "2025 Annual Report"), and the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section in our 2025 Annual Report as well as below in this Form 10-Q and the section below entitled "Special Note Regarding Forward-Looking Statements" for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, "INNOVATE" means INNOVATE Corp. and the "Company," "we", "us" and "our" mean INNOVATE together with its consolidated subsidiaries. "U.S. GAAP" means accounting principles generally accepted in the United States of America.

We are currently pursuing highly substantial asset dispositions, including a sales process for all or substantially all of DBMG's assets or equity interests (the "Potential DBMG Sale") and the Spectrum Merger. We have also made substantial changes to our debt arrangements and other liabilities and expect to make further changes. These ongoing actions will substantially alter our business, prospects, cash flow, results of operations and financial position going forward and all information herein should be evaluated in light of these changes, and potential changes.

In particular, the anticipated Spectrum Merger, if completed, and any Potential DBMG Sale, if successfully negotiated and closed, would substantially reshape our business and, as a result, our past financial results may not be a reliable indicator of future performance and historical trends should not be unduly used to anticipate results or trends in future periods.

If the Spectrum Merger is consummated and a Potential DBMG Sale is negotiated and consummated, it would eliminate substantially all of our consolidated operating revenue, and our assets would consist largely of net cash or other proceeds of the Potential DBMG Sale, remaining after required repayments of indebtedness (of which we currently expect there may be none), our minority interest in the Surviving Entity, our remaining Life Sciences segment and limited remaining Other segment activities.

Thereafter, our primary source of income would be expected to be any dividends or distributions from our minority investments and interest earned on our marketable securities and cash and cash equivalents, as we pursued strategic opportunities.

Additionally, the Potential DBMG Sale would introduce additional liquidity risk because its consummation would trigger the Change in Control provisions of the DBMG Credit Agreement and result in repayment or other payment obligations under certain instruments, including the Revolving Line of Credit, the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. If cash consideration for any Potential DBMG Sale and other available funds are not sufficient or available when required, a shortfall could prevent or delay the closing of any Potential DBMG Sale, result in defaults or cross-defaults, accelerate other obligations and further impair the Company’s ability to continue as a going concern. If we fail to consummate sufficient asset sales, including the Potential DBMG Sale, or the value of the consideration received is less than anticipated, we would be in violation of covenants under our indebtedness (absent waivers), would likely be unable to satisfy our debt service obligations and may be unable to continue as a going concern.

Our Business and Our Operations

We are a diversified holding company with principal operations conducted through three operating platforms or reportable segments as of June 30, 2026: Infrastructure ("DBMG"), Life Sciences ("Pansend"), and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

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

Recent Developments

Spectrum

During the second quarter of 2026, our Spectrum segment met the criteria for classification as held for sale in accordance with ASC 360-10 Property, Plant, and Equipment ("ASC 360-10"). As a result, the assets and liabilities of the Spectrum segment are presented as held for sale in the current period, and the prior period assets and liabilities of the Spectrum segment have been reclassified as held for sale for comparability purposes. While the Spectrum segment met the criteria for held for sale classification, it did not meet the criteria for classification as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the anticipated disposal does not represent a strategic shift that will have a major effect on our operations and financial results.

On May 29, 2026, HC2 Broadcasting Holdings Inc. (“Broadcasting”) closed on a refinancing transaction. In addition, Broadcasting and HC2 Broadcasting Holdco, LLC (“HC2 Holdco”), subsidiaries of INNOVATE, entered into a definitive agreement pursuant to which INNOVATE will sell a controlling interest in Broadcasting to CONX CORP. (“CONX”), subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals. After the closing of the transaction, it is expected that CONX will own approximately 75% of Broadcasting and INNOVATE will own approximately 25% of Broadcasting through HC2 Holdco.

The Closing is subject to customary conditions, including (a) receipt of regulatory approvals, including certain approvals of the Federal Communications Commission ("FCC") and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) that the obligations under the New Spectrum Loan Agreement (as defined in Note 3. Assets and Liabilities Held for Sale) shall not have been declared due and payable.

The Merger Agreement provides customary termination rights for the parties, including if the Merger has not occurred on or prior to November 29, 2026, subject to two potential extensions to March 1, 2027 and May 29, 2027 in the event the only condition to the Spectrum Merger that remains unsatisfied as of such dates is the receipt of certain regulatory approvals and certain other exceptions, and contains certain indemnification obligations by the parties thereto in connection with breaches of certain representations and warranties and certain covenants contained in the Merger Agreement, subject to certain exceptions.

Refer to Note 3. Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Corporate Debt

The 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we were thus required to commence a sales process for DBMG. The sales process for DBMG, which has been initiated and is proceeding, has separate milestone requirements, which we had either met or extended as of June 30, 2026, and we were in compliance with the milestone covenants requirements. Refer to Note 12. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our 10.50% 2027 Senior Secured Notes and other Corporate debt.

The covenants contained in the DBMG Credit Agreement contain a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of our Infrastructure segment's debt in the future upon certain events, including a sale of DBMG.

Subsequent to quarter end, interest due on August 1, 2026 on our 10.50% 2027 Senior Secured Notes and 2027 Convertible Notes, held by consenting holders, was paid in kind, and those holders received additional notes as a 1.5% consent fee. Refer to Note 22. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

DBMG Dividend

Subsequent to quarter end, on July 8, 2026, DBMG declared a $12.0 million cash dividend which was paid on August 3, 2026, of which INNOVATE received $11.0 million.

Life Sciences - Financing

On July 31, 2026, the maturity of R2 Technologies' secured promissory note with Lancer was extended from August 1, 2026 to the earlier of December 31, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The total principal balance as of June 30, 2026, which includes capitalized interest and fees was $50.9 million.

As of June 30, 2026, there were $7.8 million in intercompany 13.0% convertible notes with R2 Technologies. On July 28, 2026, R2 Technologies' preferred equity outstanding, and outstanding convertible promissory notes held by Pansend were converted to common equity. As a result of the conversion, Pansend's controlling interest in R2 Technologies increased from 80.8%, prior to the transaction, to 85.0%. Refer to Note 22. Subsequent Events and to Note 16. Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information on R2 Technologies' convertible preferred stock and convertible notes.

Series A-3 and Series A-4 Preferred Stock

On June 30, 2026, the holder of our outstanding Series A-3 and Series A-4 Preferred Stock delivered a redemption notice requiring the Company to redeem those shares at the redemption price (accrued value plus all accrued and unpaid dividends, to the extent not included in the accrued value). The Company did not have sufficient legally available funds to pay the redemption price in cash or other assets. Under the terms of the certificates of designation, because the preferred shares were not redeemed when required, they remain outstanding and continue to be entitled to all powers, designations, preferences, and other rights, including the right to accrual and payment of dividends and conversion rights. For a description of the terms of the Series A-3 and A-4 Preferred Stock, including the dividend, accretion, conversion, and redemption mechanics, refer to Note 16. Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Equity Method Investments

MediBeacon

On March 31, 2026, MediBeacon received the European Union ("EU") CE mark certification under the EU Medical Device Regulation ("MDR") for its TGFRTM Monitor and TGFRTM Reusable sensor. The certification confirms that the Monitor and Sensor have met the robust safety, quality, and performance standards required under EU MDR.

As of June 30, 2026, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.5 million in secured promissory notes which has been offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $22.6 million. Subsequent to quarter end, on July 2, 2026, the $0.5 million principal note due to Pansend, which had a maturity of July 5, 2026, together with all accrued and unpaid interest of $0.4 million was converted into a new convertible note of principal amount $0.9 million. Refer to Note 22. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Additional Subsequent Events

Refer to Note 22. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on other events that occurred subsequent to June 30, 2026.

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

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.

We are currently pursuing highly substantial asset dispositions, including a sales process for all or substantially all of DBMG's assets or equity interests, and the Spectrum Merger. We have also made changes to our debt arrangements and other liabilities, including following June 30, 2026, and expect to make further changes. These ongoing actions will substantially alter our business, prospects, cash flow and financial position going forward and all information herein should be evaluated in light of these changes and potential changes. Refer to Note 22. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for further information.

Results of Operations

The following table summarizes our results of continuing operations (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue
Infrastructure	$414.0	$233.1	$180.9	$771.9	$498.0	$273.9
Life Sciences	2.2	3.2	(1.0)	3.8	6.3	(2.5)
Spectrum	5.4	5.7	(0.3)	10.7	11.9	(1.2)
Total revenue	$421.6	$242.0	$179.6	$786.4	$516.2	$270.2

Income (loss) from operations
Infrastructure	$39.5	$10.6	$28.9	$55.5	$19.7	$35.8
Life Sciences	(0.7)	(2.8)	2.1	(2.9)	(5.8)	2.9
Spectrum	(1.6)	(0.3)	(1.3)	(2.0)	(0.1)	(1.9)
Non-Operating Corporate	(2.7)	(2.6)	(0.1)	(6.1)	(5.5)	(0.6)
Total income from operations	$34.5	$4.9	$29.6	$44.5	$8.3	$36.2

Interest expense	(27.6)	(21.4)	(6.2)	(52.1)	(41.6)	(10.5)
Gain (loss) on extinguishment of debt	18.4	(0.3)	18.7	18.4	(0.3)	18.7
Loss from equity investees	—	—	—	—	(5.9)	5.9
Other income, net	0.2	—	0.2	0.5	4.0	(3.5)
Income (loss) from operations before income taxes	$25.5	$(16.8)	$42.3	$11.3	$(35.5)	$46.8
Income tax expense	(13.1)	(4.2)	(8.9)	(16.0)	(11.3)	(4.7)
Net income (loss)	$12.4	$(21.0)	$33.4	$(4.7)	$(46.8)	$42.1
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.7)	1.2	(2.9)	(1.4)	2.5	(3.9)
Net income (loss) attributable to INNOVATE Corp.	$10.7	$(19.8)	$30.5	$(6.1)	$(44.3)	$38.2
Less: Preferred stock dividends	0.3	2.2	(1.9)	0.7	2.5	(1.8)
Net income (loss) attributable to common stockholders and participating preferred stockholders	$10.4	$(22.0)	$32.4	$(6.8)	$(46.8)	$40.0

Revenue: Revenue for the three months ended June 30, 2026, increased $179.6 million to $421.6 million from $242.0 million for the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026, increased $270.2 million to $786.4 million from $516.2 million for the six months ended June 30, 2025. The increases were primarily driven by our Infrastructure segment, which was partially offset by decreases at our Life Sciences and Spectrum segments. The increase at our Infrastructure segment was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, which was partially offset by a decrease at the industrial maintenance and repair business due to the timing and size of projects, which had increased activity in the comparable period on certain large construction projects that have since been completed. The decrease at our Life Sciences segment was attributable to R2 Technologies, primarily driven by net decreases in Glacial system unit sales due to liquidity constraints. The decrease at our Spectrum segment was primarily driven by the termination of a few networks and individual markets subsequent to the comparable period, partially offset by the launch of new networks.

Income from operations: Income from operations for the three months ended June 30, 2026 increased $29.6 million to $34.5 million from $4.9 million for the three months ended June 30, 2025. The increase was due to a net increase in gross profit of $33.9 million, a decrease in other operating losses of $1.2 million and a decrease in depreciation and amortization of $0.9 million, partially offset by a net increase in selling, general and administrative ("SG&A") expenses of $6.4 million. The net increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects in the current period, which had increased activity subsequent to the comparable period, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects, partially offset by our Life Sciences segment due to the decrease in revenue. The decrease in other operating losses was driven by our Infrastructure segment due to unrepeated losses on the sales of various properties and an unrepeated loss on lease modification in the comparable period. The decrease in depreciation and amortization was primarily driven by the Spectrum segment's cessation of depreciation and amortization on its long-lived assets subsequent to its classification as held for sale on May 29, 2026. The increase in SG&A was primarily driven by our Infrastructure segment, primarily due to the timing of compensation-related expenses, and an increase at our Spectrum segment primarily driven by transaction-related expenses incurred in the current period. These increases in SG&A were partially offset by a decrease in SG&A at our Life Sciences segment due to reductions in compensation-related expenses at R2 Technologies and Pansend.

Income from operations for the six months ended June 30, 2026, increased $36.2 million to $44.5 million from $8.3 million for the six months ended June 30, 2025. The increase was primarily due to a net increase in gross profit of $41.9 million, a decrease in other operating losses of $1.2 million and a decrease in depreciation and amortization of $1.1 million, partially offset by a net increase in SG&A expenses of $8.0 million. The net increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects in the current period, which had increased activity subsequent to the comparable period, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects, partially offset by our Spectrum and Life Sciences segments due to the decreases in revenue. The decrease in other operating losses was driven by our Infrastructure segment due to unrepeated losses on the sales of various properties and an unrepeated loss on lease modification in the comparable period. The decrease in depreciation and amortization was primarily driven by the Spectrum segment's cessation of depreciation and amortization on its long-lived assets subsequent to its classification as held for sale on May 29, 2026. The increase in SG&A was primarily driven by our Infrastructure segment, primarily due to the timing of compensation-related expenses, an increase at our Spectrum segment primarily driven by transaction-related expenses incurred in the current period, and an increase at our Non-Operating Corporate segment primarily driven by expenses related to potential dispositions and strategic transactions in the current period. These increases in SG&A were partially offset by a decrease in SG&A at our Life Sciences segment due to reductions in compensation-related expenses at R2 Technologies and Pansend.

Interest expense: Interest expense for the three months ended June 30, 2026 increased $6.2 million to $27.6 million from $21.4 million for the three months ended June 30, 2025. Interest expense for the six months ended June 30, 2026, increased $10.5 million to $52.1 million from $41.6 million for the six months ended June 30, 2025. The increase in interest expense was primarily driven by our Non-Operating Corporate and Spectrum segments. The increase at our Non-Operating Corporate segment was due to the indebtedness refinancing transactions completed subsequent to the comparable period, which resulted in increased principal balances due to the capitalization of fees and interest, and certain increases in interest rates, leading to increased interest expense including amortization of fees. The increase at our Spectrum segment was primarily due to the New Spectrum Loan Agreement entered into in the current period, under which the effective interest rate includes the stated interest rate and accretion of a contractually specified minimum return on the New Spectrum Loan Agreement through its stated maturity. These increases were partially offset by our Life Sciences segment due to the refinancing of their debt subsequent to the comparable period, which removed certain exit and default fees and decreased the stated interest rate, which was partially offset by the higher outstanding principal amount. The increase in interest expense was also partially offset by our Infrastructure segment primarily driven by the net decrease in principal balance.

Loss from equity investees: Loss from equity investees for the six months ended June 30, 2026, decreased to zero from $5.9 million for the six months ended June 30, 2025. The decrease was due to a decrease in losses recognized from MediBeacon. During the six months ended June 30, 2025, as a result of the unrepeated equity transactions that occurred upon FDA approval of MediBeacon's TGFR in the comparable period, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. As of both June 30, 2026 and June 30, 2025, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment. Refer to Note 7. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

Gain (loss) on extinguishment of debt: Gain on extinguishment of debt for the three and six months ended June 30, 2026 increased $18.7 million to a gain of $18.4 million from a loss of $0.3 million for the three and six months ended June 30, 2025. The gain on extinguishment of debt for the three and six months ended June 30, 2026 related to the Spectrum refinancing transaction during the current period. Refer to Note 3. Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the refinancing transaction. The loss on extinguishment of debt of $0.3 million for the three and six months ended June 30, 2025 related to our Infrastructure segment's refinancing.

Other income, net: Other income, net for the three months ended June 30, 2026 increased to $0.2 million from zero for the three months ended June 30, 2025. The increase was primarily driven by an increase in interest income and a decrease in foreign currency translation losses from our Infrastructure segment, which was partially offset by a decrease in unrealized fair value gains on marketable securities at our Non-Operating Corporate segment.

Other income, net for the six months ended June 30, 2026, decreased $3.5 million to $0.5 million from $4.0 million for the six months ended June 30, 2025. The decrease was primarily driven by the unrepeated $4.4 million step-up gain following MediBeacon's FDA approval in the comparable period and a decrease in unrealized fair value gains on marketable securities at our Non-Operating Corporate segment. These decreases were partially offset by an unrepeated legal settlement expense at our Non-Operating Corporate segment in the comparable period, as well as an increase in interest income and a decrease in foreign currency translation losses from our Infrastructure segment. Refer to Note 21. Supplementary Financial Information to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on other income, net.

Income tax expense: Income tax expense for the three months ended June 30, 2026 increased $8.9 million to $13.1 million from $4.2 million for the three months ended June 30, 2025. Income tax expense for the six months ended June 30, 2026, increased $4.7 million to $16.0 million from $11.3 million for the six months ended June 30, 2025. The increases in tax expense were primarily driven by higher pre-tax income combined with an increase in the annual effective tax rate, including as a result of limitations on the utilization of net operating losses ("NOL") by INNOVATE's U.S. consolidated group under Internal Revenue Code Section 382 and the Tax Cuts and Jobs Act's 80 percent limitation on NOLs incurred after 2017.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) loss includes: (i) (gain) loss on sale or disposal of assets; (ii) lease termination costs and (gains) losses on lease modifications; and (iii) asset impairment expense; as applicable. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue	$414.0	$233.1	$180.9	$771.9	$498.0	$273.9

Cost of revenue	337.6	191.4	146.2	644.6	414.9	229.7
Selling, general and administrative	34.1	26.8	7.3	66.1	56.1	10.0
Depreciation and amortization	2.8	3.1	(0.3)	5.7	6.2	(0.5)
Other operating loss	—	1.2	(1.2)	—	1.1	(1.1)
Income from operations	$39.5	$10.6	$28.9	$55.5	$19.7	$35.8

Revenue: Revenue for the three months ended June 30, 2026 increased $180.9 million to $414.0 million from $233.1 million for the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026, increased $273.9 million to $771.9 million from $498.0 million for the six months ended June 30, 2025. The increases were primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects, and to a lesser extent, at the construction modeling and detailing business and the new modular business. The increases were partially offset by a decrease at the industrial maintenance and repair business due to the timing and size of projects, which had increased activity in the comparable period on certain large construction projects that have since been completed.

Cost of revenue: Cost of revenue for the three months ended June 30, 2026 increased $146.2 million to $337.6 million from $191.4 million for the three months ended June 30, 2025. The increase was primarily driven by the increase in revenue at DBMG's commercial structural steel fabrication and erection business due to the increased activity subsequent to the comparable period on certain large construction projects, and to a lesser extent, an increase at the new modular business and the construction modeling and detailing business due to the increases in revenue.

Cost of revenue for the six months ended June 30, 2026, increased $229.7 million to $644.6 million from $414.9 million for the six months ended June 30, 2025. The increase was primarily driven by the increase in revenue at DBMG's commercial structural steel fabrication and erection business due to the increased activity subsequent to the comparable period on certain large construction projects, and to a lesser extent, an increase at the new modular business and the construction modeling and detailing business due to the increases in revenue. The increases in cost of revenue were partially offset by a decrease at the industrial maintenance and repair business as a result of the decrease in revenue due to the timing of project activity on certain large construction projects that have been completed subsequent to the comparable period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2026 increased $7.3 million to $34.1 million from $26.8 million for the three months ended June 30, 2025. Selling, general and administrative expense for the six months ended June 30, 2026, increased $10.0 million to $66.1 million from $56.1 million for the six months ended June 30, 2025. The increases were primarily driven by the timing of compensation-related expenses.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2026 decreased $0.3 million to $2.8 million from $3.1 million for the three months ended June 30, 2025. Depreciation and amortization for the six months ended June 30, 2026 decreased $0.5 million to $5.7 million from $6.2 million for the six months ended June 30, 2025. The decreases were primarily driven by a decrease in intangible amortization at our Banker Steel business as a result of intangible assets that have become fully amortized subsequent to the comparable periods.

Other operating loss: Other operating loss for the three months ended June 30, 2026 decreased to zero from $1.2 million for the three months ended June 30, 2025. Other operating loss for the six months ended June 30, 2026 decreased to zero from $1.1 million for the six months ended June 30, 2025. Other operating loss in the comparable periods related to unrepeated losses on the sales of various properties and an unrepeated loss on lease modification.

Life Sciences Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue	$2.2	$3.2	$(1.0)	$3.8	$6.3	$(2.5)

Cost of revenue	1.3	2.1	(0.8)	2.7	4.4	(1.7)
Selling, general and administrative	1.6	3.8	(2.2)	3.9	7.5	(3.6)
Depreciation and amortization	—	0.1	(0.1)	0.1	0.2	(0.1)
Loss from operations	$(0.7)	$(2.8)	$2.1	$(2.9)	$(5.8)	$2.9

Revenue: Revenue for the three months ended June 30, 2026 decreased $1.0 million to $2.2 million from $3.2 million for the three months ended June 30, 2025. The decrease was attributable to R2 Technologies, primarily driven by decreases in Glacial fx unit sales in North America and Glacial Spa unit sales outside North America due to liquidity constraints.

Revenue for the six months ended June 30, 2026, decreased $2.5 million to $3.8 million from $6.3 million for the six months ended June 30, 2025. The decrease in revenue was attributable to R2 Technologies, primarily driven by decreases in Glacial fx and Glacial Rx unit sales in North America due to liquidity constraints.

Cost of revenue: Cost of revenue for the three months ended June 30, 2026 decreased $0.8 million to $1.3 million from $2.1 million for the three months ended June 30, 2025. Cost of revenue for the six months ended June 30, 2026, decreased $1.7 million to $2.7 million from $4.4 million for the six months ended June 30, 2025. The decreases in cost of revenue were attributable to R2 Technologies, primarily driven by the decrease in revenue noted above and, to a lesser extent, the related decreases in warranty expenses and royalty expenses.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2026 decreased $2.2 million to $1.6 million from $3.8 million for the three months ended June 30, 2025. Selling, general and administrative expense for the six months ended June 30, 2026, decreased $3.6 million to $3.9 million from $7.5 million for the six months ended June 30, 2025. The decreases were primarily driven by reductions in compensation-related expenses at R2 Technologies and Pansend.

Spectrum Segment

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue	$5.4	$5.7	$(0.3)	$10.7	$11.9	$(1.2)

Cost of revenue	3.2	2.9	0.3	6.1	5.8	0.3
Selling, general and administrative	3.1	1.9	1.2	4.8	3.8	1.0
Depreciation and amortization	0.7	1.2	(0.5)	1.9	2.4	(0.5)
Other operating income	—	—	—	(0.1)	—	(0.1)
(Loss) income from operations	$(1.6)	$(0.3)	$(1.3)	$(2.0)	$(0.1)	$(1.9)

Revenue: Revenue for the three months ended June 30, 2026 decreased $0.3 million to $5.4 million from $5.7 million for the three months ended June 30, 2025. Revenue for the six months ended June 30, 2026, decreased $1.2 million to $10.7 million from $11.9 million for the six months ended June 30, 2025. The decreases were primarily driven by the termination of a few networks and individual markets subsequent to the comparable period, which was partially offset by the launch of new networks.

Cost of revenue: Cost of revenue for the three months ended June 30, 2026 increased slightly by $0.3 million to $3.2 million from $2.9 million for the three months ended June 30, 2025. Cost of revenue for the six months ended June 30, 2026 increased slightly by $0.3 million to $6.1 million from $5.8 million for the six months ended June 30, 2025.

Selling, general and administrative: Selling, general and administrative expense for the three months ended June 30, 2026 increased $1.2 million to $3.1 million from $1.9 million for the three months ended June 30, 2025. Selling, general and administrative for the six months ended June 30, 2026 increased $1.0 million to $4.8 million from $3.8 million for the six months ended June 30, 2025. The increases were primarily driven by transaction-related expenses incurred in the current period.

Depreciation and amortization: Depreciation and amortization for the three months ended June 30, 2026 decreased $0.5 million to $0.7 million from $1.2 million for the three months ended June 30, 2025. Depreciation and amortization for the six months ended June 30, 2026 decreased $0.5 million to $1.9 million from $2.4 million for the six months ended June 30, 2025. The decreases were primarily driven by the cessation of depreciation and amortization on long-lived assets subsequent to May 29, 2026, as a result of the Spectrum segment's classification as held for sale.

Non-Operating Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Selling, general and administrative	$2.7	$2.6	$0.1	$6.1	$5.5	$0.6
Loss from operations	$(2.7)	$(2.6)	$(0.1)	$(6.1)	$(5.5)	$(0.6)

Selling, general and administrative: Selling, general and administrative expenses for the three months ended June 30, 2026 increased $0.1 million to $2.7 million from $2.6 million for the three months ended June 30, 2025. Selling, general and administrative expenses for the six months ended June 30, 2026 increased $0.6 million to $6.1 million from $5.5 million for the six months ended June 30, 2025. The increases were primarily driven by expenses incurred in the current period related to potential dispositions and strategic transactions, which were partially offset by a decrease in compensation-related expenses.

Loss from Equity Investees

	Six Months Ended June 30,
	2026	2025	(Increase) / Decrease
Life Sciences	$—	$(5.9)	$5.9
Loss from equity investees	$—	$(5.9)	$5.9

Life Sciences: Loss from equity investees within our Life Sciences segment for the six months ended June 30, 2026, decreased $5.9 million to zero from $5.9 million for the six months ended June 30, 2025. The decrease in loss was due to a decrease in losses recognized from MediBeacon as none were recognized during the six months ended June 30, 2026. Refer to Loss from equity investees in the Results of Operations section above for more information. Refer to Note 7. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss (which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, and asset impairment expense); interest expense; (gain) loss on extinguishment of debt; other (income) expense, net; income tax expense (benefit); non-controlling interests; share-based compensation expense; realignment and exit costs; facility commissioning costs; debt refinancing costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Infrastructure	$48.7	$19.3	$29.4	$71.7	$36.0	$35.7
Life Sciences	(0.8)	(2.6)	1.8	(2.8)	(11.3)	8.5
Spectrum	0.4	1.0	(0.6)	1.1	2.4	(1.3)
Non-Operating Corporate	(2.0)	(2.0)	—	(4.0)	(4.2)	0.2
Other and Eliminations	—	—	—	—	—	—
Adjusted EBITDA	$46.3	$15.7	$30.6	$66.0	$22.9	$43.1

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

(in millions)	Three Months Ended June 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$26.4	$(2.3)	$8.4	$(21.8)	$—	$10.7
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	2.8	—	0.7	—	—	3.5
Depreciation and amortization (included in cost of revenue)	3.5	—	—	—	—	3.5
Interest expense	1.4	2.1	6.8	17.3	—	27.6
Gain on extinguishment of debt	—	—	(18.4)	—	—	(18.4)
Other (income) expense, net	(1.8)	—	1.9	(0.3)	—	(0.2)
Income tax expense	11.1	—	—	2.0	—	13.1
Non-controlling interests	2.5	(0.6)	(0.2)	—	—	1.7
Share-based compensation expense	—	—	—	0.4	—	0.4
Realignment and exit costs	0.2	—	—	—	—	0.2
Facility commissioning costs	2.4	—	—	—	—	2.4
Debt refinancing costs	—	—	—	0.2	—	0.2
Acquisition and disposition costs	0.2	—	1.2	0.2	—	1.6
Adjusted EBITDA	$48.7	$(0.8)	$0.4	$(2.0)	$—	$46.3

(in millions)	Three Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$5.5	$(6.5)	$(6.1)	$(12.7)	$—	$(19.8)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.1	0.1	1.2	—	—	4.4
Depreciation and amortization (included in cost of revenue)	3.0	—	—	—	—	3.0
Other operating loss	1.2	—	—	—	—	1.2
Interest expense	2.4	5.2	3.9	9.9	—	21.4
Loss on extinguishment of debt	0.3	—	—	—	—	0.3
Other (income) expense, net	(0.3)	—	2.3	(2.0)	—	—
Income tax expense	2.1	—	—	2.1	—	4.2
Non-controlling interests	0.6	(1.4)	(0.4)	—	—	(1.2)
Share-based compensation expense	—	—	—	0.7	—	0.7
Realignment and exit costs	1.4	—	0.1	—	—	1.5
Adjusted EBITDA	$19.3	$(2.6)	$1.0	$(2.0)	$—	$15.7

Infrastructure: Net income from our Infrastructure segment for the three months ended June 30, 2026, increased $20.9 million to $26.4 million from $5.5 million for the three months ended June 30, 2025. Adjusted EBITDA from our Infrastructure segment for the three months ended June 30, 2026, increased $29.4 million to $48.7 million from $19.3 million for the three months ended June 30, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and gross profit at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects, and, to a lesser extent, by an increase in revenue and gross profit at the construction modeling and detailing business. The increase was partially offset by an increase in recurring SG&A expenses, primarily driven by the timing of compensation-related expenses and a decrease in revenue and gross profit at our industrial maintenance and repair business due to timing of certain large construction projects in the comparable period that have since been completed.

Life Sciences: Net loss from our Life Sciences segment for the three months ended June 30, 2026, decreased $4.2 million to $2.3 million from $6.5 million for the three months ended June 30, 2025. Adjusted EBITDA loss from our Life Sciences segment for the three months ended June 30, 2026, decreased $1.8 million to $0.8 million from $2.6 million for the three months ended June 30, 2025. The decrease in Adjusted EBITDA loss was primarily driven by decreases in compensation-related expenses at R2 Technologies and Pansend.

Spectrum: Net income from our Spectrum segment for the three months ended June 30, 2026, increased $14.5 million to income of $8.4 million from a loss of $6.1 million for the three months ended June 30, 2025. Adjusted EBITDA from our Spectrum segment for the three months ended June 30, 2026, decreased $0.6 million to $0.4 million from $1.0 million for the three months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily driven by the net decrease in revenue (as discussed in the Revenue section above) and an increase in cost of revenue.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the three months ended June 30, 2026, increased $9.1 million to $21.8 million from $12.7 million for the three months ended June 30, 2025. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended June 30, 2026, remained consistent at $2.0 million as compared to the three months ended June 30, 2025.

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the six months ended June 30, 2026 and 2025:

(in millions)	Six Months Ended June 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$35.7	$(5.6)	$1.9	$(38.1)	$—	$(6.1)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	5.7	0.1	1.9	—	—	7.7
Depreciation and amortization (included in cost of revenue)	6.7	—	—	—	—	6.7
Other operating income	—	—	(0.1)	—	—	(0.1)
Interest expense	3.2	4.0	10.8	34.1	—	52.1
Gain on extinguishment of debt	—	—	(18.4)	—	—	(18.4)
Other (income) expense, net	(1.9)	—	4.4	(3.0)	—	(0.5)
Income tax expense	15.2	—	—	0.8	—	16.0
Non-controlling interests	3.4	(1.4)	(0.6)	—	—	1.4
Share-based compensation expense	—	0.1	—	0.9	—	1.0
Realignment and exit costs	0.5	—	—	—	—	0.5
Facility commissioning costs	3.0	—	—	—	—	3.0
Debt refinancing costs	—	—	—	0.2	—	0.2
Acquisition and disposition costs	0.2	—	1.2	1.1	—	2.5
Adjusted EBITDA	$71.7	$(2.8)	$1.1	$(4.0)	$—	$66.0

(in millions)	Six Months Ended June 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$10.1	$(14.1)	$(11.5)	$(28.8)	$—	$(44.3)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	6.2	0.2	2.4	—	—	8.8
Depreciation and amortization (included in cost of revenue)	6.5	—	—	—	—	6.5
Other operating loss	1.1	—	—	—	—	1.1
Interest expense	4.5	9.7	7.6	19.8	—	41.6
Loss on extinguishment of debt	0.3	—	—	—	—	0.3
Other (income) expense, net	(0.6)	(4.5)	4.5	(3.4)	—	(4.0)
Income tax expense	4.4	—	—	6.9	—	11.3
Non-controlling interests	1.0	(2.8)	(0.7)	—	—	(2.5)
Share-based compensation expense	—	0.2	—	1.3	—	1.5
Realignment and exit costs	2.5	—	0.1	—	—	2.6
Adjusted EBITDA	$36.0	$(11.3)	$2.4	$(4.2)	$—	$22.9

Infrastructure: Net income from our Infrastructure segment for the six months ended June 30, 2026, increased $25.6 million to $35.7 million from $10.1 million for the six months ended June 30, 2025. Adjusted EBITDA from our Infrastructure segment for the six months ended June 30, 2026, increased $35.7 million to $71.7 million from $36.0 million for the six months ended June 30, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and gross profit at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects, and, to a lesser extent, by an increase in revenue and gross profit at the construction modeling and detailing business. The increase was partially offset by a decrease in revenue and gross profit at our industrial maintenance and repair business due to timing of certain large construction projects in the comparable period that have since been completed and an increase in recurring SG&A expenses, primarily driven by the timing of compensation-related expenses.

Life Sciences: Net loss from our Life Sciences segment for the six months ended June 30, 2026, decreased $8.5 million to $5.6 million from $14.1 million for the six months ended June 30, 2025. Adjusted EBITDA loss from our Life Sciences segment for the six months ended June 30, 2026, decreased $8.5 million to $2.8 million from $11.3 million for the six months ended June 30, 2025. The decrease in Adjusted EBITDA loss was primarily due to a decrease in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above, and a decrease in SG&A expenses, primarily driven by decreases in compensation-related expenses at R2 Technologies and Pansend. These decreases were partially offset by a decrease in gross profit at R2 Technologies, driven by the decrease in revenue (as discussed in the Revenue section above).

Spectrum: Net income from our Spectrum segment for the six months ended June 30, 2026, increased $13.4 million to $1.9 million from a loss of $11.5 million for the six months ended June 30, 2025. Adjusted EBITDA from our Spectrum segment for the six months ended June 30, 2026, decreased $1.3 million to $1.1 million from $2.4 million for the six months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily driven by the net decrease in revenue (as discussed in the Revenue section above) and an increase in cost of revenue.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the six months ended June 30, 2026, increased $9.3 million to $38.1 million from $28.8 million for the six months ended June 30, 2025. Adjusted EBITDA loss from our Non-Operating Corporate segment for the six months ended June 30, 2026, decreased slightly by $0.2 million to $4.0 million from $4.2 million for the six months ended June 30, 2025.

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

Infrastructure

As of June 30, 2026, DBMG's backlog was $1,901.0 million, consisting of $1,810.2 million under contracts or purchase orders and $90.8 million under letters of intent or notices to proceed. Approximately $1,137.4 million, representing 59.8% of DBMG’s backlog as of June 30, 2026, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG's backlog may, from time to time, include additional backlog amounts that are not included in the remaining unsatisfied performance obligations disclosed in Note 4. Revenue and Contracts in Process. This additional backlog may include commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

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

Pursuant to a July 31, 2026 supplemental indenture, interest due on August 1, 2026 on notes held by consenting holders was paid in kind, and those holders received additional notes as a 1.5% consent fee. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. Refer to Note 22. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Aggregate interest expense for the new 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $13.3 million and $26.3 million for the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, the total carrying amount related to the notes was $371.0 million, inclusive of $379.3 million aggregate principal outstanding (which includes capitalized interest), partially offset by $7.7 million of the unamortized OID and $0.6 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 14.4% as of June 30, 2026.

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

If we complete certain asset sales (an "Asset Sale"), the terms of the 10.50% 2027 Senior Secured Notes Indenture may require us, in certain circumstances, to make an offer to purchase the 10.50% 2027 Senior Secured Notes with the net cash proceeds from such an Asset Sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. For transactions constituting a Change of Control, we will be required to make an offer to purchase the 10.50% 2027 Senior Secured Notes for cash at a price equal to 101% of their aggregate principal amount on the date of purchase, plus any accrued and unpaid interest to the date of repurchase.

The 10.50% 2027 Senior Secured Notes Indenture contains covenants limiting, among other things, our ability, and, in certain cases, our subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we were thus required to commence a sales process for DBMG. The sales process for DBMG, which has been initiated and is proceeding, has separate milestone requirements, which we had either met or extended as of June 30, 2026, and we were in compliance with the milestone covenants requirements. The June 1, 2026 milestone for an executed purchase agreement was extended to August 28, 2026 and the Company is in compliance with the milestone covenants requirements as of the date of the filing of this Quarterly Report on Form 10-Q.

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

In connection with the Spectrum agreements entered into on May 29, 2026 (refer to Note 3. Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “Collateral Agent”), entered into an amended supplemental indenture (the “Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. Pursuant to the Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture, certain provisions of the 10.50% 2027 Senior Secured Notes Indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the Notes outstanding voting as a single class (the “Requisite Holders”). In addition, the Requisite Holders consented to the transactions related to the Spectrum Merger and the New Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the Indentures as a result thereof.

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

As of June 30, 2026, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of our common stock, for a total of 1,323,315 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on June 30, 2026, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

The 2027 Convertible Notes accrue interest at a rate of 9.5% per year. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $2.5 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. Subsequent to quarter end, pursuant to a July 31, 2026 supplemental indenture, interest due on August 1, 2026 on notes held by consenting holders was paid in kind, and those holders received additional notes as a 1.50% consent fee. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. Refer to Note 22. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Aggregate interest expense, including the contractual interest coupon and amortization was $1.5 million and $3.0 million for the three and six months ended June 30, 2026, respectively.

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

As of June 30, 2026, the total carrying amount related to the note was $55.4 million, inclusive of $56.0 million aggregate principal outstanding (which includes capitalized interest), partially offset by a remaining unamortized net OID of $0.5 million and unamortized deferred financing fees of $0.1 million.

The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “2027 Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “2027 Convertible Notes Indenture”), dated as of August 4, 2025, governing the 2027 Convertible Notes. If we complete certain asset sales, the 2027 Convertible Notes Indenture may require us in certain circumstances to make an offer to purchase the 2027 Convertible Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. Additionally, if we undergo a Fundamental Change, subject to certain conditions, we may be required to purchase all or any portion of the 2027 Convertible Notes for cash at 100% of the principal amount to be purchased, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the applicable purchase date. The Fundamental Change definition excludes ownership of our equity by Lancer Capital LLC and its affiliates.

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

The 2027 Convertible Notes Indenture contains customary events of default, including cross-default provisions with other INNOVATE debt instruments, which could, subject to certain conditions, cause the 2027 Convertible Notes to become immediately due and payable, including, but not limited to defaults by us in the payment of the principal of any of the 2027 Convertible Notes when the same becomes due and payable at maturity, upon acceleration or redemption, or otherwise or in the payment of interest on any note when the same becomes due and payable, and the default continues for a period of 30 days; failure to comply with certain other covenants in the 2027 Convertible Notes Indenture for a period of 60 days following notice by the 2027 Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the 2027 Convertible Notes then outstanding; failure to pay or otherwise default on material debt; or failure to pay final judgments entered by a court or courts of competent jurisdiction aggregating $20 million or more (excluding amounts covered by insurance), which judgments are not paid, discharged or stayed, for a period of 60 days; and certain events of bankruptcy or insolvency.

In connection with the Spectrum agreements entered into on May 29, 2026 (refer to Note 3. Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “2027 Convertible Notes Collateral Agent”), entered into an amended supplemental indenture (the “Amended 2027 Convertible Notes Supplemental Indenture”) to the 2027 Convertible Notes Indenture. Pursuant to the Amended 2027 Convertible Notes Supplemental Indenture, certain provisions of the 2027 Convertible Notes Indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the notes outstanding voting as a single class (the “2027 Convertible Notes Requisite Holders”). In addition, the 2027 Convertible Notes Requisite Holders consented to the transactions related to the Spectrum Merger and the New Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the Indentures as a result thereof.

2026 Convertible Notes

The original 7.50% convertible notes (the "2026 Convertible Notes") were issued under an indenture dated February 1, 2021, between us and U.S. Bank, as trustee. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, we exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges and, as of June 30, 2026, we had $0.2 million aggregate principal remaining of the 2026 Convertible Notes. As of June 30, 2026, the remaining 2026 Convertible Notes had a net carrying value of $0.2 million. The effective interest rate on the remaining 2026 Convertible Notes as of June 30, 2026 was 3.0%.

The 2026 Convertible Notes matured on August 1, 2026, together with all outstanding interest and were redeemed on August 3, 2026. Refer to Note 22. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Revolving Line of Credit

We have a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which has a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of June 30, 2026, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on August 4, 2025, is September 15, 2026. The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of June 30, 2026, the interest rate on the Revolving Line of Credit was 9.7%. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based on the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indentures that govern our senior secured notes.

On August 4, 2025, INNOVATE and MSD entered into an Eighth Amendment to Credit Agreement, which among other things, extended the maturity of the 2020 Revolving Credit Agreement to September 15, 2026, and added a new $0.4 million extension fee that is payable on the earlier of maturity date or date of prepayment of the debt. The $0.4 million extension fee and third-party legal costs of $0.3 million incurred under the amendment are being amortized into interest expense over the term of the Revolving Line of Credit.

Any failure to comply with the restrictions in the agreements governing our indentures, or any agreement governing other indebtedness we could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt.

In connection with the Spectrum agreements entered into on May 29, 2026, we entered into a ninth amendment (the “Ninth Amendment”) to the Credit Agreement with MSD. Pursuant to the Ninth Amendment, certain provisions of the MSD Credit Agreement, including certain definitions and negative covenants, were amended with the consent of MSD. In addition, MSD consented to the transactions related to the Spectrum Merger and the New Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the MSD Credit Agreement as a result thereof.

CGIC Promissory Note

On August 4, 2025, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of our existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has an interest rate of 16.0%, and an effective interest rate of 14.6% as of June 30, 2026. Interest on the amended CGIC Note will be paid monthly and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. As part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. The new extension fee was recorded as an OID to the carrying amount of the note and is being amortized into interest expense over the term of the CGIC Note using the effective interest rate method.

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

For the three and six months ended June 30, 2026, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $1.8 million and $3.5 million, respectively. During the six months ended June 30, 2026, in accordance with the terms of the amended CGIC Note, $3.8 million of interest was capitalized into the principal balance. As of June 30, 2026, the total carrying amount related to the note was $50.3 million, inclusive of $49.7 million of principal (including capitalized interest) and a net unamortized premium of $0.6 million.

The terms of the CGIC Note include a mandatory prepayment requirement which requires us to prepay the CGIC Note (together with all accrued and unpaid interest and all other amounts payable under the CGIC Note), after the indefeasible repayment and satisfaction in full in cash of all obligations under the 10.50% 2027 Senior Secured Notes, the 10.50% 2027 Senior Secured Notes Indenture, the 2027 Convertible Notes, the 2027 Convertible Notes Indenture and all other Senior Debt (or, in each case, under any refinancing indebtedness in respect thereof), upon the occurrence of an Asset Sale (as defined in the agreement), in an amount equal to the Net Cash Proceeds (as defined in the agreement) from such Asset Sale, with such prepayment due no later than two (2) Business Days after the receipt of such Net Cash Proceeds by us (or our subsidiary, if applicable) from such Asset Sale.

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

The term loan and borrowings under the DBMG Credit Agreement bear interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 6.3% as of June 30, 2026. The DBMG Revolving Facility has an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. Principal payments and interest on DBMG's term loan are paid monthly, and the effective interest rate was 6.9% as of June 30, 2026.

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

DBMG had availability for revolving loans of $129.2 million as of June 30, 2026.

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

The DBMG Credit Agreement contains usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement. The DBMG Credit Agreement contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not been triggered, the DBMG debt instruments remain classified as non-current as of June 30, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement.

DBMG is in compliance with its debt covenants as of June 30, 2026.

Life Sciences

On August 4, 2025, Lancer Capital LLC ("Lancer"), a related party, and R2 Technologies entered into an Amended and Restated Senior Secured Promissory Note (the "Lancer Note"), which was previously amended multiple times as further described below, and which, among other things, extended the maturity of the note to the earlier of August 1, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The Lancer Note can be repaid at any time with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five-days written notice to Lancer Capital. The Lancer Note has an interest rate of 12% and removed certain exit and default fees. Accrued and unpaid interest is capitalized monthly into the principal balance.

On July 31, 2026, the maturity of R2 Technologies' secured promissory note with Lancer was extended from August 1, 2026 to the earlier of December 31, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies.

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

As of June 30, 2026, the effective interest rate on the note, as amended, was 17.0%. Interest expense, including amortization of fees, related to the Lancer Note was $2.1 million and $4.1 million for the three months and six months ended June 30, 2026, respectively. For the six months ended June 30, 2026, in accordance with the 12% note agreement, $3.0 million of accrued interest, excluding exit fees and extension fees, was capitalized into the principal balance.

As of June 30, 2026, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $50.7 million, inclusive of $50.9 million of principal (which includes capitalized interest and fees), partially offset by $0.2 million of the unamortized OID for the extension fee.

Spectrum (Held for Sale)

On August 4, 2025, Spectrum had entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum's $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). In connection with the Spectrum Notes Extension in August 2025, we entered into the Spectrum Letter with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that we were required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2B.

In connection with the Spectrum merger, on May 29, 2026, Broadcasting entered into a loan agreement (the “New Spectrum Loan Agreement”), as borrower, with Merger Sub, as lender, and HC2 Holdco and certain of Broadcasting’s subsidiaries, as guarantors. The New Spectrum Loan Agreement provides for a bridge loan facility in an aggregate principal amount of $105 million (the “Bridge Loan Facility”) which was funded on a single drawing on May 29, 2026. The proceeds of the Bridge Loan Facility were used to (a) fully satisfy and discharge all non-contingent obligations, including all accrued and unpaid interest and fees, under the Spectrum Notes, (b) repurchase equity interests in Broadcasting and DTV held by holders of the Spectrum Notes; and (c) to pay related transaction costs. As a result of these transactions and the Spectrum Merger agreement, the milestones associated with the Spectrum Letter were satisfied in full. Prior to repurchase, the lenders held 20,408 shares of common stock in HC2B, 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2B which could have been exercised at any time until August 31, 2028, at an exercise price of $0.01 per share. These redeemable equity interests in HC2B and DTV were repurchased at a nominal amount and were recorded against APIC. As a result of the repurchases of these redeemable non-controlling interests, our ownership in Broadcasting and DTV increased from 98.0% to 100.0% and from 69.2% to 76.5%, respectively.

The total carrying amount of the Spectrum Notes at the time of extinguishment was approximately $123.2 million, including accrued interest and exit fees of $56.8 million, and the total payoff amount was $104.8 million. As a result, a gain on extinguishment of debt $18.4 million was recognized and included within Gain (loss) on extinguishment of debt on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026. Additional related transaction costs of $2.8 million were capitalized to the new debt and are being amortized over the term of the new debt.

Loans under the Bridge Loan Facility (“Spectrum Loans”) will accrue interest at a rate per annum equal to 8.00%, payable quarterly in kind by capitalizing such interest as additional principal of the Spectrum Loans on each interest payment date. The Spectrum Loans mature on May 29, 2027; however, upon consummation of the Spectrum Merger, the Spectrum Loans (including all accrued and capitalized interest thereon) will be extinguished in full. Broadcasting may not voluntarily prepay the Spectrum Loans prior to maturity. The Spectrum Loans also include a yield protection premium clause, which specifies that in the event of any early repayment or acceleration of the Spectrum Loans, or the Spectrum Loans reaching maturity without the occurrence of the consummation of the Spectrum Merger, Broadcasting is required to repay in cash an amount sufficient to result in a minimum cash return on the original principal amount of the Spectrum Loans, including all accrued and capitalized interest thereon, at a ratio of 1.5 to 1.0. The yield protection premium is being amortized over the term of the Spectrum Loans. As of June 30, 2026, the effective interest rate on the Spectrum Loans was approximately 54.0% per annum.

The New Spectrum Loan Agreement contains certain affirmative and negative covenants that limit the ability of Broadcasting and the Guarantors, among other things, and subject to certain exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, and acquisitions, and pay dividends and make other restricted payments. The New Spectrum Loan Agreement contains certain events of default, including relating to a change of control and termination of the Spectrum Merger Agreement.

Refer to Note 3. Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements, which is incorporated by reference herein, for additional information.

Restrictive Covenants

Pursuant to the 8.50% 2026 Senior Secured Notes Supplemental Indenture executed in August 2025, substantially all of the restrictive covenants for the 8.50% 2026 Senior Secured Notes were eliminated.

The indenture governing the 2027 Senior Secured Notes dated August 4, 2025, by and among INNOVATE, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee (the "10.50% 2027 Senior Secured Notes Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025, we needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we were thus required to commence a sales process for DBMG. The sales process for DBMG, which had been initiated and is proceeding, has separate milestone requirements, which we have either met or extended as of June 30, 2026 and we were compliance with the milestone covenants requirements.

In connection with the Spectrum agreements entered into on May 29, 2026, INNOVATE, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “Collateral Agent”), entered into an amended supplemental indenture (the “Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. Pursuant to the 10.50% 2027 Senior Secured Notes Supplemental Indenture, certain provisions of the 10.50% 2027 Senior Secured Notes Indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the Notes outstanding voting as a single class (the “Requisite Holders”). In addition, the Requisite Holders consented to the transactions related to the Spectrum Merger and the New Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the Indentures as a result thereof.

In connection with the Spectrum Notes Extension in August 2025, we entered into the Spectrum Letter with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that we were required to commence an alternative strategic process for HC2B which includes a sale of HC2B with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2B.

On May 29, 2026, Broadcasting closed on a refinancing transaction. In addition, Broadcasting and HC2 Holdco, subsidiaries of INNOVATE, entered into a definitive agreement pursuant to which INNOVATE will sell a controlling interest in Broadcasting to CONX, subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals.

In connection with the Spectrum merger, on May 29, 2026, Broadcasting entered into a loan agreement (the “New Spectrum Loan Agreement”), as borrower, with Merger Sub, as lender, and HC2 Holdco and certain of Broadcasting’s subsidiaries, as guarantors. The New Spectrum Loan Agreement provides for the Bridge Loan Facility which was funded on a single drawing on May 29, 2026. The proceeds of the Bridge Loan Facility were used to (a) fully satisfy and discharge all non-contingent obligations, including all accrued and unpaid interest and fees, under the Spectrum Notes; (b) repurchase equity interests in Broadcasting and DTV held by holders of the Spectrum Notes; and (c) to pay related transaction costs. As a result of these transactions and the Spectrum Merger agreement, the milestones associated with the Spectrum Letter were satisfied in full.

The New Spectrum Loan Agreement contains certain affirmative and negative covenants that limit the ability of Broadcasting and the Guarantors, among other things, and subject to certain exceptions, to incur debt or liens, make investments, enter into certain mergers, consolidations, and acquisitions, and pay dividends and make other restricted payments. The New Loan Agreement contains certain events of default, including relating to a change of control and termination of the Merger Agreement.

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

We have conducted our operations in a manner that has resulted in compliance with the indentures, and as of June 30, 2026, we are in compliance with the covenants of our debt agreements.

The debt instruments associated with our Infrastructure segment contain customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio covenant, and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the agreement. The debt instruments associated with our Infrastructure segment also contain a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the segment's debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not been triggered, the DBMG debt instruments remain classified as non-current as of June 30, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement.

As of June 30, 2026, our Infrastructure segment was in compliance with the covenants of its debt agreement.

Short- and Long-Term Liquidity Considerations and Risks

Our Non-Operating Corporate segment's liquidity needs have primarily been for interest payments on our senior secured notes, convertible notes, Revolving Line of Credit, CGIC Note, and dividend payments, out of legally available funds, on our Series A-3 and Series A-4 Preferred Stock and recurring operational expenses. As a result of our debt refinancing transactions in 2025 as discussed in "Indebtedness" above, certain interest payments for our Corporate debt will be or have been paid in kind and therefore will be incorporated into the respective principal balances to be paid on maturity or redemption of the respective debt.

On a consolidated continuing operations basis, and excluding our Spectrum segment, as of June 30, 2026, we had $87.8 million of cash and cash equivalents, excluding restricted cash, compared to $108.2 million as of December 31, 2025. On a stand-alone basis, as of June 30, 2026, our Non-Operating Corporate segment had cash and cash equivalents of $1.5 million, as compared to $4.2 million as of December 31, 2025.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of steel construction equipment and other equipment, development of back-office systems, operating costs and expenses, and income taxes.

As of June 30, 2026, we had $626.4 million of principal indebtedness on a consolidated continuing operations basis (excluding Spectrum debt) compared to $617.5 million as of December 31, 2025, a net increase of $8.9 million, due to increases in debt at our Non-Operating Corporate and Life Sciences segments, partially offset by a decrease in debt at our Infrastructure segment. The increase at our Non-Operating Corporate segment was due to the capitalization of an aggregate $25.2 million of accrued interest into the outstanding principal balances for our 10.50% 2027 Senior Secured Notes, 9.50% 2027 Convertible Notes and CGIC Note, partially offset by a $1.9 million principal payment for the redemption of the remaining 8.50% 2026 Senior Secured Notes that matured in 2026. The increase at our Life Sciences segment was due to the capitalization of fees and unpaid accrued interest of $3.0 million at R2 Technologies into the outstanding principal balance of their note with Lancer. These increases in debt were partially offset by a $17.4 million decrease in debt at our Infrastructure segment due to repayments on their credit facility and amortization payments on their term loan.

On a stand-alone basis, our Non-Operating Corporate segment principal indebtedness, all of which matures within the next twelve months, was $505.2 million and $481.9 million as of June 30, 2026 and December 31, 2025, respectively. The June 30, 2026 indebtedness balance consists of the $379.3 million aggregate principal amount of 10.50% 2027 Senior Secured Notes, $56.0 million aggregate principal amount of 9.50% 2027 Convertible Notes, $0.2 million aggregate principal amount remaining of 7.50% 2026 Convertible Notes, $49.7 million principal amount of the CGIC Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit.

We have entered into agreements for the Spectrum Merger. If consummated, the Spectrum Merger would extinguish the Bridge Loan Facility.

Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 10.50% 2027 Senior Secured Notes and on the 2027 Convertible Notes, on February 1st and August 1st of each year. For the first interest period, which was the interest period ending on January 31, 2026, interest was paid in kind. Subsequent to quarter end, interest due on August 1, 2026 on notes held by consenting holders was also paid in kind, and those holders received additional notes as a 1.5% consent fee. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. Interest payments on the CGIC Note are required monthly; however, interest will be paid in kind through August 31, 2026. All remaining interest payments will be paid in cash in arrears. We are also required to make quarterly interest payments on our Revolving Line of Credit and semi-annual interest payments on the 2026 Convertible Notes on February 1st and August 1st of each year.

We are required to make dividend payments, out of legally available funds, on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year. The Series A-3 Preferred Stock and Series A-4 Preferred Stock have a redemption date of July 1, 2026. On the maturity date, the holders were entitled to redeem, out of legally available funds, the Series A-3 Preferred Stock and Series A-4 Preferred Stock at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4); however, at this time the Company does not have legally available funds to complete the redemption.

On June 30, 2026, the holder of our outstanding Series A-3 and Series A-4 Preferred Stock delivered a redemption notice requiring the Company to redeem those shares at the redemption price (accrued value plus all accrued and unpaid dividends, to the extent not included in the accrued value). The Company did not have sufficient legally available funds to pay the redemption price in cash or other assets. Under the terms of the certificates of designation, because the preferred shares were not redeemed when required, they remain outstanding and continue to be entitled to all powers, designations, preferences, and other rights, including the right to accrual and payment of dividends and conversion rights.

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

During the first and second quarters of 2026, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.4 million and $0.3 million, respectively, for the first and second quarters of 2026, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum. Refer to Note 16. Temporary Equity for additional information.

Our Non-Operating Corporate segment received $0.8 million in net tax sharing payments from our Infrastructure segment for the six months ended June 30, 2026. Additionally, our Non-Operating Corporate segment received $2.7 million and $7.3 million in dividends from our Infrastructure segment during the three and six months ended June 30, 2026, respectively. Subsequent to quarter end, on July 8, 2026, DBMG declared a $12.0 million cash dividend which was paid on August 3, 2026, of which our Non-Operating Corporate segment received $11.0 million.

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

The principal conditions leading to this conclusion are the upcoming maturities of the Company's debt obligations. Based on these conditions, we may not be able to meet our obligations at maturity nor comply with certain cross-default provisions under the 10.50% 2027 Senior Secured Notes over the next twelve months, or any potential breach of the milestone covenant of the 10.50% 2027 Senior Secured Notes Indenture which has required the Company to commence and proceed with a sales process for all or substantially all of DBMG's assets or equity interests in accordance with certain dates and deadlines. Refer to Note 12. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Infrastructure	$9.9	$5.1	$18.8	$9.2
Life Sciences	—	(0.1)	—	—
Spectrum	0.5	1.1	1.1	1.6
Total	$10.4	$6.1	$19.9	$10.8

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Six Months Ended June 30,		Change
	2026	2025
Cash provided by operating activities	$20.9	$26.3	$(5.4)
Cash used in investing activities	(20.6)	(10.2)	(10.4)
Cash used in financing activities	(22.6)	(32.2)	9.6
Effects of exchange rate changes on cash, cash equivalents and restricted cash	—	0.8	(0.8)
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	$(22.3)	$(15.3)	$(7.0)
Decrease in cash and cash equivalents from assets held for sale	1.9	1.4	0.5
Net decrease in cash and cash equivalents, including restricted cash	$(20.4)	$(13.9)	$(6.5)

Operating Activities

Cash provided by operating activities was $20.9 million for the six months ended June 30, 2026, as compared to $26.3 million for the six months ended June 30, 2025, a decrease of $5.4 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the six months ended June 30, 2026, the decrease in cash flows from operating activities was primarily driven by our Infrastructure segment, partially offset by an improvement at our Non-Operating Corporate segment. The decrease in operating cash flows at our Infrastructure segment was primarily due to a decrease in working capital from normal business fluctuations in contract-related assets and liabilities, other current assets and liabilities resulting from the timing of regular bill payment activities and ordinary project activity. The net decrease in working capital inflows at our Infrastructure segment was partially offset by an increase in net income after non-cash adjustments. Our Non-Operating Corporate segment's decrease in cash used in operating activities was primarily due to decreases in cash paid for interest and, to a lesser extent cash paid for taxes.

Investing Activities

Cash used in investing activities was $20.6 million for the six months ended June 30, 2026, as compared to $10.2 million for the six months ended June 30, 2025, an increase in cash used in investing activities of $10.4 million. Capital expenditures totaled $19.9 million, or $19.8 million net of proceeds from disposals, for the six months ended June 30, 2026, as compared to $10.8 million, or $9.6 million net proceeds from disposals, for the six months ended June 30, 2025, for a net increase in cash used in investing activities of $10.2 million. The increase was primarily driven by increased PP&E additions in the current period at our Infrastructure segment, and higher PP&E sales in the prior period. In addition there was a $0.2 million increase in cash outflows for the purchase of marketable investments at our Non-Operating Corporate Segment.

Financing Activities

Cash used in financing activities was $22.6 million for the six months ended June 30, 2026, as compared to $32.2 million for the six months ended June 30, 2025, a decrease in cash used in financing activities of $9.6 million. The decrease in financing cash outflows was primarily driven by our Infrastructure segment which had a net decrease in cash outflows from term loan activity of $12.9 million and a net decrease in credit facility related repayments of $0.6 million. The decrease in payments for other debt obligations at our Infrastructure segment was partially offset by increases in payments for other debt obligations at our Spectrum and Non-Operating Corporate segments. Our Spectrum segment had a net increase in cash outflows for other debt obligations and third party financing costs of $2.4 million, related to their recent refinancing, in which the proceeds related to the new $105 million CONX bridge loan facility were used to repay $104.6 million to the 8.50% and 11.45% Spectrum Note holders (inclusive of principal, and exit fees and paid in kind interest capitalized into the principal balance) and $2.8 million was paid for third party refinancing transaction fees. The increase in cash outflows at our Non-Operating Corporate segment was due to the redemption of the remaining $1.9 million in principal amount of the 8.50% 2026 Senior Secured Notes that matured in the current period. For the six months ended June 30, 2026, dividend payments paid by our Non-Operating Corporate segment to the holders of our Series A-3 Preferred Stock and Series A-4 Preferred Stock decreased by $0.6 million, partially offset by an increase in dividends paid by our Infrastructure segment of $0.2 million, as compared to the prior period.

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

DBMG is required to make monthly interest payments on all of its debt. Based upon the June 30, 2026, debt balance, DBMG anticipates that its interest payments will be approximately $1.1 million for each remaining quarter of 2026.

The DBMG Credit Agreement contains a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt in the future upon certain events, including a sale of DBMG. As the Change in Control clause has not been triggered, the DBMG debt instruments remain classified as non-current as of June 30, 2026, except amounts due within the next 12 months, as originally defined in the DBMG Credit Agreement. Refer to Note 12. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Critical Accounting Estimates

There have been no material changes in the Company’s critical accounting policies during the period ended June 30, 2026. For information about critical accounting policies and estimates, refer to “Critical Accounting Estimates” under Item 7 of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 26, 2026.

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

Factors that could cause actual results, events and developments to differ include, without limitation: the ability of our subsidiaries (including target businesses following their acquisition) to generate sufficient net income and cash flows to make upstream cash distributions, capital market conditions, our and our subsidiaries’ ability to identify any suitable future acquisition opportunities, efficiencies/cost avoidance, cost savings, income and margins, growth, economies of scale, combined operations, future economic performance, conditions to, and the timetable for, completing current and future acquisitions and dispositions and the successful integration of acquisitions with INNOVATE or the applicable subsidiary, litigation, potential and contingent liabilities, management’s plans, changes in regulations and taxes.

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
•our ability to consummate asset sales on anticipated terms and timing or at all and to realize sufficient proceeds, including from any non-cash proceeds to satisfy our outstanding obligations;
•our ability to obtain FCC regulatory approval for the Spectrum Merger in a timely manner or at all;
•our anticipated business profile following the highly substantial asset dispositions we are pursuing, including the potential absence of material operating revenue and uncertainty regarding the nature of any future operations;
•the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;
•the impact of covenants in the Indentures governing INNOVATE’s 2027 Senior Secured Notes, 2027 Convertible Notes, 2026 Convertible Notes, CGIC Subordinated Secured Promissory Note and Revolving Line of Credit, our Third Amended and Restated Certificate of Incorporation and all other subsidiary debt obligations as summarized in Note 12. Debt Obligations to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and any future amendments or other new financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
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
•Indebtedness of R2 Technologies that will mature on December 31, 2026 (following the amendment described in Note 22. Subsequent Events);
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

Spectrum / HC2 Broadcasting Holdings Inc.

Our actual results or other outcomes of Broadcasting, and, thus, our Spectrum business, which is reflected as held for sale in the Condensed Consolidated Financial Statements, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•our ability to consummate the Spectrum Merger, on anticipated terms and timing or at all; and
•whether the CONX Affiliate exercises its option under the CONX Affiliate Letter Agreement, whether we exercise our option and the price realized upon any such exercise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. Refer to Note 14. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

ITEM 1A. RISK FACTORS

The Risk Factors set forth below supplement and, as applicable, update, and should be read together with, the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The Company is currently pursuing highly substantial asset dispositions. It has also made changes to its debt arrangements and other liabilities, including following June 30, 2026, and expects to make further changes. These ongoing actions will substantially alter the Company’s business, prospects, cash flow and financial position going forward and all information herein, including information incorporated by reference herein, should be evaluated in light of these changes and potential changes. Refer to Note 22. Subsequent Events for further information.

If we fail to consummate the Spectrum Merger, the Bridge Loan Facility may become due on terms we do not expect to have the resources to satisfy, which could trigger defaults under our debt instruments and materially adversely affect our financial condition, liquidity and ability to continue as a going concern.

The Spectrum Merger involves the transfer of FCC broadcasting licenses held by our Spectrum segment. FCC approval is required for such transfers, and there can be no assurance that such approval will be obtained in a timely manner or at all. Any delay or denial of FCC approval could delay or prevent the consummation of the Spectrum Merger and expose Broadcasting and its guarantors to repayment or acceleration of the Bridge Loan Facility. The FCC regulatory approval process may also impose conditions on the transfer that could reduce the benefits of the transaction.

If we fail to consummate the Spectrum Merger, the Bridge Loan Facility under the New Loan Agreement would remain outstanding and, absent consummation of the Merger by the first anniversary of the Loan Closing Date, Broadcasting would be required to repay in cash an amount sufficient to result in a minimum cash return of 1.5:1.0 on the original principal amount of the Loans, including all accrued and capitalized interest, which the Company does not expect Broadcasting or the guarantors to have the resources to satisfy. In addition, termination of the Merger Agreement would constitute an event of default under the New Loan Agreement, potentially accelerating the Bridge Loan Facility obligations. The closing is subject to conditions that may not be satisfied, including receipt of FCC approval and expiration or termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, waiting period, and the Merger Agreement is terminable by either party if the Merger has not occurred by November 29, 2026, subject to extensions to March 1, 2027 and May 29, 2027 if only specified regulatory conditions remain unsatisfied. Any failure or material delay in consummating the Spectrum Merger could therefore trigger defaults or cross-defaults under our debt instruments and have a material adverse effect on our financial condition, results of operations, liquidity and ability to continue as a going concern.

Even if the Merger is consummated, the Company does not expect to receive any cash proceeds from the Spectrum Merger; the Company's retained 25% equity interest in the Surviving Entity would be illiquid absent exercise of the CONX Affiliate's option under the CONX Affiliate Letter Agreement, the timing, price and occurrence of which are uncertain. In addition, the Option Agreement may require the Company to apply net cash proceeds from future asset sales to exercise the option to acquire additional Surviving Entity equity, subject to applicable exceptions and the requirements of our debt instruments, which could limit the proceeds otherwise available for other corporate purposes.

The Spectrum Merger may subject us to risks associated with transition services, dis-synergies, stranded assets, and employee retention.

In connection with the Spectrum Merger, we may be required to provide certain transition services to the purchaser, and any issues, delays or complications in completing such services, including the incurrence of unanticipated costs, could adversely affect our business and financial condition. In addition, as a result of the probable sale, we may incur or experience various adverse effects, including but not limited to (i) greater costs or fewer benefits than anticipated under the sale agreement, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide, (iv) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (v) modified, terminated or scaled back relationships with existing customers or difficulty attracting prospective customers, (vi) diversion of management's attention away from the operations of our retained business, (vii) loss or difficulty in retaining employees due to concerns over future job security or responsibilities, or (viii) losses or increased inefficiencies from stranded or underutilized assets. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Retained liabilities and indemnification obligations in connection with the Spectrum Merger could result in unanticipated costs.

In connection with the Spectrum Merger, we may retain certain pre-closing liabilities and may be subject to indemnification obligations under the applicable sale agreements and related ancillary agreements. These retained liabilities and indemnification obligations could result in unanticipated costs and could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, we remain liable for claims and expenses that may arise related to our business operations prior to the completion of the sales, and we may be subject to contingent liabilities related to the sales that could have a material adverse effect on our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the quarter ended June 30, 2026, there were no shares withheld in connection with the vesting of employee equity awards.

ITEM 5. OTHER INFORMATION

(c) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the six months ended June 30, 2026.

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

2.1*
Agreement and Plan of Merger, dated as of May 29, 2026, among CONX Corp., HC2 Merger Sub, LLC, HC2 Broadcasting Holdco, LLC and HC2 Broadcasting Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by INNOVATE on June 1, 2026) (File No. 001-35210)

10.1
Loan Agreement, dated as of May 29, 2026, by and between, inter alios, HC2 Broadcasting Holdings Inc., as borrower, and HC2 Merger Sub, LLC, as lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on June 1, 2026) (File No. 001-35210)

10.2
Supplemental Indenture, dated as of May 29, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 10.500% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on June 1, 2026) (File No. 001-35210)

10.3
Supplemental Indenture, dated as of May 29, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 9.5% Convertible Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by INNOVATE on June 1, 2026) (File No. 001-35210)

10.4
Supplemental Indenture, dated as of July 31, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 10.500% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2026) (File No. 001-35210)

10.5
Supplemental Indenture, dated as of July 31, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 9.5% Convertible Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2026) (File No. 001-35210)

10.6
Amendment of Amended and Restated Promissory Note, dated as of July 31, 2026, by and between R2 Technologies, Inc. and Lancer Capital, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2026) (File No. 001-35210)

10.7
Ninth Amendment to Credit Agreement, dated as of May 29, 2026, by and among INNOVATE Corp., the Guarantors named therein and MSD PCOF Partners IX, LLC, relating to the Company’s MSD Credit Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by INNOVATE on June 1, 2026) (File No. 001-35210)

10.8
Option Agreement, dated as of May 29, 2026, by and among CONX Corp., HC2 Merger Sub, LLC, HC2 Broadcasting Holdings Inc., HC2 Broadcasting Holdco, LLC and INNOVATE Corp. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by INNOVATE on June 1, 2026) (File No. 001-35210)

10.9
Letter Agreement, dated as of May 29, 2026, by and among CONX Corp., the CONX Affiliate and INNOVATE Corp. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by INNOVATE on June 1, 2026) (File No. 001-35210)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal periods ended June 30, 2026, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	August 6, 2026