Form 10-Q
period 2026-09-30
INNOVATE Corp.
filed 2026-11-12
CIK 1006837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No ☒
As of November 9, 2026, 13,854,658 shares of common stock, par value $0.001, were outstanding.

INNOVATE CORP.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$495.5	$347.1	$1,281.9	$863.3
Cost of revenue	418.6	297.4	1,072.0	722.5
Gross profit	76.9	49.7	209.9	140.8
Operating expenses:
Selling, general and administrative	45.4	39.6	126.3	112.5
Depreciation and amortization	1.2	4.3	8.9	13.1
Other operating loss (income)	0.7	(0.3)	0.6	0.8
Income from operations	29.6	6.1	74.1	14.4
Other income (expense):
Gain on sale of controlling interest in subsidiary	32.9	—	32.9	—
Interest expense	(31.1)	(23.4)	(83.2)	(65.0)
(Loss) gain on extinguishment of debt	(0.4)	—	18.0	(0.3)
Loss from equity investees	(0.4)	—	(0.4)	(5.9)
Other income, net	0.6	0.6	1.1	4.6
Income (loss) from operations before income taxes	31.2	(16.7)	42.5	(52.2)
Income tax (expense) benefit	(2.9)	7.1	(18.9)	(4.2)
Net income (loss)	28.3	(9.6)	23.6	(56.4)
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.8)	0.7	(3.2)	3.2
Net income (loss) attributable to INNOVATE Corp.	26.5	(8.9)	20.4	(53.2)
Less: Preferred stock dividends	0.4	0.5	1.1	3.0
Less: Deemed dividend on subsidiary preferred stock attributable to non-controlling interests	10.3	—	10.3	—
Net income (loss) attributable to common stockholders and participating preferred stockholders	$15.8	$(9.4)	$9.0	$(56.2)

Earnings (loss) per common share
Basic	$1.12	$(0.71)	$0.64	$(4.27)
Diluted	$1.10	$(0.71)	$0.63	$(4.27)

Weighted-average common shares outstanding
Basic	13,524,185	13,264,799	13,415,551	13,176,043
Diluted	13,704,485	13,264,799	13,600,594	13,176,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$28.3	$(9.6)	$23.6	$(56.4)
Other comprehensive (loss) income
Foreign currency translation adjustment, net of tax	(0.1)	(0.2)	0.1	0.9
Sale of controlling interest in Broadcasting	(1.2)	—	(1.2)	—
Other comprehensive (loss) income	$(1.3)	$(0.2)	$(1.1)	$0.9
Comprehensive income (loss)	$27.0	$(9.8)	$22.5	$(55.5)
Comprehensive (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.8)	0.7	(3.2)	3.1
Comprehensive income (loss) attributable to INNOVATE Corp.	$25.2	$(9.1)	$19.3	$(52.4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions)

	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$4.9	$5.1
Accounts receivable, net	0.3	1.8
Inventory	0.9	0.7
Other current assets	1.7	4.1
Current assets held for sale	574.1	439.8
Total current assets	581.9	451.5
Investments	59.4	1.8
Property, plant and equipment, net	—	0.1
Intangibles, net	0.8	0.9
Other assets	1.9	2.2
Assets held for sale	376.3	493.6
Total assets	$1,020.3	$950.1
Liabilities, temporary equity and stockholders’ deficit
Current liabilities
Accounts payable	$7.2	$3.2
Accrued liabilities	24.9	21.6
Current portion of debt obligations	574.5	513.0
Other current liabilities	2.4	3.2
Current liabilities held for sale	549.4	493.1
Total current liabilities	1,158.4	1,034.1
Liabilities held for sale	57.9	131.3
Total liabilities	$1,216.3	$1,165.4
Commitments and contingencies (Note 9)
Temporary equity
Preferred Stock Series A-3 and Preferred Stock Series A-4, $0.001 par value	9.9	9.3
Shares authorized: 20,000,000; Shares issued and outstanding: 6,125 of Series A-3; 1,937 of Series A-4
Redeemable non-controlling interests	—	1.6
Total temporary equity	9.9	10.9
Stockholders’ deficit
Common stock, $0.001 par value	—	—
Shares authorized: 250,000,000; Shares issued: 14,035,360 and 13,818,904, respectively; Shares outstanding: 13,858,322 and 13,655,062, respectively
Additional paid-in capital	342.6	350.1
Treasury stock, at cost: 177,038 and 163,842 shares, respectively	(5.6)	(5.6)
Accumulated deficit	(562.1)	(582.5)
Accumulated other comprehensive loss	(3.2)	(2.1)
Total INNOVATE Corp. stockholders’ deficit	(228.3)	(240.1)
Non-controlling interests	22.4	13.9
Total stockholders’ deficit	(205.9)	(226.2)
Total liabilities, temporary equity and stockholders’ deficit	$1,020.3	$950.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interests	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of June 30, 2026	$8.6	13,641.9	$—	$352.9	$(5.6)	$(588.6)	$(1.9)	$(243.2)	$14.6	$(228.6)
Share-based compensation	—	—	—	0.5	—	—	—	0.5	—	0.5
Dividends	0.2	—	—	(0.4)	—	—	—	(0.4)	(1.1)	(1.5)
Issuance of common stock	—	216.4	—	—	—	—	—	—	—	—
Transactions with non-controlling interests and redeemable non-controlling interests	1.1	—	—	(9.4)	—	—	—	(9.4)	7.1	(2.3)
Capital financing costs	—	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Net income	—	—	—	—	—	26.5	—	26.5	1.8	28.3
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Balance as of September 30, 2026	$9.9	13,858.3	$—	$342.6	$(5.6)	$(562.1)	$(3.2)	$(228.3)	$22.4	$(205.9)

Balance as of December 31, 2025	$10.9	13,655.1	$—	$350.1	$(5.6)	$(582.5)	$(2.1)	$(240.1)	$13.9	$(226.2)
Share-based compensation	—	—	—	1.5	—	—	—	1.5	—	1.5
Dividends	0.6	—	—	(1.1)	—	—	—	(1.1)	(1.8)	(2.9)
Issuance of common stock	—	216.4	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	—	(13.2)	—	—	—	—	—	—	—	—
Transactions with non-controlling interests and redeemable non-controlling interests	(1.4)	—	—	(6.9)	—	—	—	(6.9)	6.9	—
Capital financing costs	—	—	—	(1.0)	—	—	—	(1.0)	—	(1.0)
Net (loss) income	(0.2)	—	—	—	—	20.4	—	20.4	3.4	23.8
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)	—	(1.1)
Balance as of September 30, 2026	$9.9	13,858.3	$—	$342.6	$(5.6)	$(562.1)	$(3.2)	$(228.3)	$22.4	$(205.9)

(a) Inclusive of other comprehensive income (loss), foreign currency cumulative translation adjustments totaled a loss of $3.2 million and $3.3 million as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in millions, except share amounts)

	Temporary Equity	Stockholders' (Deficit) Equity
	Preferred Stock and Redeemable Non-Controlling Interests	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (a)	Total INNOVATE Stockholders' (Deficit) Equity	Non-Controlling Interests	Total Stockholders' (Deficit) Equity
		Shares (thousands)	Amount
Balance as of June 30, 2025	$17.1	13,336.1	$—	$349.2	$(5.6)	$(566.2)	$(2.2)	$(224.8)	$18.4	$(206.4)
Share-based compensation	—	—	—	0.7	—	—	—	0.7	—	0.7
Dividends	0.3	—	—	(0.5)	—	—	—	(0.5)	(0.5)	(1.0)
Issuance of common stock, net of forfeitures	—	319.0	—	—	—	—	—	—	—	—
Exchange of preferred stock for debt	(9.1)	—	—	—	—	—	—	—	—	—
Transactions with non-controlling interests	—	—	—	(0.1)	—	—	—	(0.1)	0.1	—
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Net loss	(0.1)	—	—	—	—	(8.9)	—	(8.9)	(0.6)	(9.5)
Other comprehensive loss	—	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Balance as of September 30, 2025	$8.2	13,655.1	$—	$349.8	$(5.6)	$(575.1)	$(2.4)	$(233.3)	$17.4	$(215.9)

Balance as of December 31, 2024	$15.6	13,261.4	$—	$350.1	$(5.4)	$(521.9)	$(3.2)	$(180.4)	$21.1	$(159.3)
Share-based compensation	—	—	—	2.2	—	—	—	2.2	—	2.2
Shares withheld to satisfy tax withholdings		(15.1)	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Dividends	2.1	—	—	(3.0)	—	—	—	(3.0)	(1.0)	(4.0)
Issuance of common stock, net of forfeitures	—	408.8	—	—	—	—	—	—	—	—
Exchange of preferred stock for debt	(9.1)	—	—	—	—	—	—	—	—	—
Other	—	—	—	0.5	—	—	—	0.5	—	0.5
Net loss	(0.4)	—	—	—	—	(53.2)	—	(53.2)	(2.8)	(56.0)
Other comprehensive income	—	—	—	—	—	—	0.8	0.8	0.1	0.9
Balance as of September 30, 2025	$8.2	13,655.1	$—	$349.8	$(5.6)	$(575.1)	$(2.4)	$(233.3)	$17.4	$(215.9)

(a) Inclusive of other comprehensive (loss) income, foreign currency cumulative translation adjustments totaled a loss of $3.7 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$23.6	$(56.4)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Share-based compensation expense	1.5	2.2
Depreciation and amortization (including amounts in cost of revenue)	17.0	22.8
Amortization of deferred financing costs and debt discount	28.0	17.7
Gain on sale of controlling interest in subsidiary	(32.9)	—
(Gain) loss on extinguishment of debt	(18.0)	0.3
Loss from equity investees	0.4	5.9
Gains on investments	(0.1)	(5.2)
Deferred income tax	(0.2)	(0.1)
Other operating activities, net	2.2	1.5
Changes in assets and liabilities:
Accounts receivable	(108.9)	(72.7)
Contract assets	(16.3)	25.5
Other current assets	(25.9)	(0.6)
Inventory	2.0	2.7
Other assets	14.9	8.9
Accounts payable	26.4	14.6
Accrued liabilities	74.8	22.3
Contract liabilities	76.6	66.4
Other current liabilities	2.5	(0.3)
Other liabilities	(11.7)	(10.0)
Cash provided by operating activities	55.9	45.5
Cash flows from investing activities
Purchase of property, plant and equipment	(48.6)	(18.6)
Proceeds from disposal of property, plant and equipment	0.1	1.4
Purchase of investments	(0.5)	(0.3)
Proceeds from sale of investments	0.6	2.9
Cash divested on disposition of subsidiary	(1.8)	—
Cash paid for asset acquisitions	(0.5)	(0.5)
Cash used in investing activities	(50.7)	(15.1)
Cash flows from financing activities
Proceeds from lines of credit, net of deferred financing costs	—	85.9
Payments on lines of credit	(15.0)	(111.8)
Proceeds from other debt obligations	105.0	20.8
Principal payments for other debt obligations	(110.8)	(37.3)
Deferred financing costs paid to third parties	(2.9)	—
Dividend payments	(1.8)	(1.5)
Other financing activities	(0.1)	(0.2)
Cash used in financing activities	(25.6)	(44.1)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.5
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	(20.5)	(13.2)
Cash, cash equivalents and restricted cash, including amounts classified within assets held for sale, beginning of period	112.6	49.4
Cash, cash equivalents and restricted cash, including amounts classified within assets held for sale, end of period	92.1	36.2
Less: cash, cash equivalents and restricted cash classified within assets held for sale, end of period	(87.2)	(33.6)
Cash, cash equivalents and restricted cash, end of period	$4.9	$2.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

INNOVATE Corp. ("INNOVATE" and, together with its consolidated subsidiaries, the "Company", "we" and "our") is a diversified holding company. INNOVATE is focused on maximizing value for all stakeholders through disciplined capital allocation, strategic oversight and operational support of its subsidiaries so that they can generate long-term sustainable free cash flow and attractive returns. While the Company generally intends to acquire controlling equity interests in its operating subsidiaries, the Company may invest in a variety of non-controlling equity interest positions or debt instruments. The Company’s shares of common stock trade on the New York Stock Exchange ("NYSE") under the symbol "VATE".

The Company has recently completed highly substantial asset dispositions, including the sale of DBM Global Inc. ("DBMG") subsequent to September 30, 2026, and the sale of a controlling interest in Spectrum (as defined herein) during the third quarter of 2026. The Company has also made substantial changes to its debt arrangements and other liabilities, and settled certain debt, including subsequent to September 30, 2026, and expects to settle additional debt and make further changes. These ongoing actions substantially alter the Company’s business, prospects, cash flow, results of operations and financial position going forward and all information herein should be evaluated in light of these changes and potential changes. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 17. Subsequent Events for further information.

As of September 30, 2026, the Company had three reportable segments, plus the Company's Other segment, based on management's organization of the enterprise: Infrastructure, Life Sciences, Spectrum, and Other which includes businesses that do not meet the separately reportable segment thresholds or requirements.

Infrastructure

The Company's Infrastructure segment, which is classified as held for sale within these condensed consolidated financial statements, and was sold subsequent to quarter end on October 5, 2026, was comprised of DBMG and its wholly-owned subsidiaries. DBMG is a fully integrated industrial construction, structural steel and facility maintenance provider that provides fabrication and erection of structural steel and heavy steel plate services and also fabricates trusses and girders and specializes in the fabrication and erection of large-diameter water pipe and water storage tanks, as well as 3-D Building Information Modeling (“BIM”) and detailing. As of September 30, 2026, the Company maintained a 91.2% controlling interest in DBMG.

On August 7, 2026, INNOVATE entered into a Transaction Agreement (the “DBMG Transaction Agreement”) by and among the Company, IES Holdings, Inc., a Delaware corporation (“IES” or the “Buyer”), IES Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and DBM Global Intermediate Holdco Inc., a Delaware corporation (“Intermediate” or "DBMGi" and together with the Company, “Seller”) to sell the Company's interests in DBMG. On October 5, 2026, the Company completed the sale of DBMG.

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information regarding the DBMG Sale.

During the third quarter of 2026, the Company's Infrastructure segment met the criteria for classification as held for sale in accordance with ASC 360-10 Property, Plant, and Equipment ("ASC 360-10"). As a result, the assets and liabilities of the Infrastructure segment are presented as held for sale in the current period, and the prior period assets and liabilities of the Infrastructure segment have been reclassified as held for sale for comparability purposes. While the Infrastructure segment met the criteria for held for sale classification, it is not separately presented as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the DBMG Sale involves the disposal of substantially all of the Company's net assets.

Life Sciences

The Company's Life Sciences segment is comprised of Pansend Life Sciences, LLC (“Pansend”), its subsidiaries and its equity investments. Pansend maintains a controlling interest of 80.0% in Genovel Orthopedics, Inc. (“Genovel”), which seeks to develop products to treat early osteoarthritis of the knee, and also has a controlling interest of 86.7% (81.0% as of December 31, 2025) in R2 Technologies, Inc. (“R2 Technologies”), which develops aesthetic and medical technologies for the skin. Pansend also invests in other early stage or developmental stage healthcare companies and has a 44.6% interest in MediBeacon Inc. (“MediBeacon”), a medical technology company specializing in the advances of fluorescent tracer agents and transdermal measurement, potentially enabling real-time, direct monitoring of kidney function, maintained a 1.6% fully diluted interest in Triple Ring Technologies, Inc. (“Triple Ring”), a science and technology co-development company, and maintained a 20.1% interest in Scaled Cell Solutions, Inc. (“Scaled Cell”), an immunotherapy company developing a novel autologous cell therapy system to potentially improve current CAR-T treatments.

Spectrum

As of September 30, 2026, the Company's Spectrum segment is comprised of a 25% equity method investment in HC2 Broadcasting Holdings LLC ("Broadcasting" or "HC2"), which was formerly HC2 Broadcasting Holdings Inc., as well as an option to purchase up to an additional 15% of Broadcasting. Broadcasting strategically acquires and operates over-the-air broadcasting stations across the United States.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Prior to September 1, 2026, the Company held a controlling interest in Broadcasting and its subsidiaries. As of December 31, 2025, the Company had a 98.0% controlling interest in Broadcasting and had a controlling interest of approximately 69.2% in DTV America Corporation ("DTV"), inclusive of 2.8% proxy rights from minority holders.

On May 29, 2026, the Company entered into a definitive agreement pursuant to which INNOVATE sold a controlling interest in Broadcasting to CONX Corp. (“CONX”). The transaction closed on September 1, 2026, and subsequent to the close of the transaction, CONX owns 75% of Broadcasting through CONX's wholly-owned subsidiary CONX Broadcast Group, LLC and INNOVATE owns 25% of Broadcasting through INNOVATE's wholly-owned subsidiary, HC2 Broadcasting Holdco, LLC ("HC2 Holdco"). Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information regarding the transaction. Following the transaction, Broadcasting converted from a Delaware corporation into a Delaware limited liability company, on September 2, 2026.

During the second quarter of 2026, the Company's Spectrum segment met the criteria for classification as held for sale in accordance with ASC 360-10, and the prior period assets and liabilities of the Spectrum segment were also reclassified as held for sale for comparability purposes. While the Spectrum segment met the criteria for held for sale classification, it did not meet the criteria for classification as discontinued operations in accordance with ASC 205-20, as the disposal did not represent a strategic shift that will have a major effect on the Company's operations and financial results.

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

These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s annual audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 26, 2026. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending December 31, 2026.

Certain prior period amounts have been reclassified or combined to conform to the current period presentation. For example: (i) prior period assets and liabilities of the Spectrum and Infrastructure segments have been reclassified as held for sale; and (ii) Certain transaction costs previously reported in Selling, General and Administrative costs ("SG&A") have been reclassified during the three and nine months to the Gain on sale of controlling interest in subsidiary line item for the completed Spectrum transaction (refer to Note 3. Disposals and Assets and Liabilities Held for Sale); and (iii) the prior period Loss on debt extinguishment was reclassified from Other income, net, to a separate line item in the statement of operations.

Liquidity and Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities and required redemptions of the Company's debt obligations. Based on these conditions, the Company may not be able to meet its obligations at maturity and upon required redemption. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information regarding debt redemption obligations arising from the DBMG Sale and Note 7. Debt Obligations for additional information regarding the Company's debt obligations.

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to repay, refinance or extend the maturity or required redemption of the aforementioned current debt or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

The Company plans to alleviate these conditions through various initiatives it is currently exploring, including using proceeds from the anticipated sale of the IES shares received in the DBMG Sale to repay outstanding debt obligations, pursuing other asset sales, and potentially refinancing debt and raising additional capital. However, the amount of any proceeds from the sale of its IES shares will depend on the market price of the IES shares at the time of sale, and there can be no assurance that such proceeds will be sufficient to repay all or a substantial portion of those obligations. In addition, there can be no assurance that the Company will be successful in any asset sales, additional capital raises, or the refinancing of its existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with the Company’s debt covenants or other possible events of default. Further, there can be no assurance that the Company will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

Based on the September 30, 2026 market value of the IES common stock, received as partial consideration under the DBMG Sale, there would not be sufficient proceeds available for the Company to repay all of its debt instruments when required. If the Company is unable to obtain sufficient other available funds when required to repay all of the debt instruments, a shortfall could result in defaults or cross-defaults, accelerate other obligations and further impair the Company’s ability to continue as a going concern. If the Company fails to consummate sufficient cash proceeds from the sale of the IES common stock or otherwise fund required redemptions, the Company would be in violation of covenants under the remaining indebtedness (absent waivers or amendments), and would likely be unable to satisfy the Company's debt service obligations and may be unable to continue as a going concern.

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

Held for Sale Classification and Discontinued Operations

In accordance with ASC 205-20, the Company generally reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is disposed of or classified as held for sale. The held for sale criteria are assessed as of the balance sheet date. A disposal is not separately presented as discontinued operations, if the anticipated transaction will involve the disposal of substantially all of the Company's net assets. Under ASC 360-10, assets may be classified as held for sale even though the discontinued operations criterion is not met. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale.

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

Accounting Pronouncements Issued But Pending Adoption

On September 9, 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sales Restrictions ("ASU 2026-03"). The amendments in ASU 2026-03 apply to investment companies within the scope of Topic 946 and provide an exception to Topic 820 requiring that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. ASU 2026-03 also requires these investment companies to disclose the amount of the discount attributable to the contractual sale restriction. ASU 2026-03 is effective prospectively for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. As of September 30, 2026, the Company did not meet the definition of an investment company within the scope of Topic 946; however, the Company will likely meet the definition of an investment company in the future. The Company is currently evaluating the potential effect of this ASU on the Company's Condensed Consolidated Financial Statements.

On April 23, 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"). The amendments in this ASU improve GAAP by providing authoritative guidance for the initial measurement of paid-in-kind ("PIK") dividends on equity-classified preferred stock and requires that these PIK dividends be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods. Entities may apply the amendments in this ASU either on a prospective basis or on a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. The Company is currently evaluating the potential effect of this ASU on the Company’s Condensed Consolidated Financial Statements.

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

INNOVATE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(Unaudited)
Subsequent Events

Subsequent to quarter end, the Company participated in a number of significant transactions or other events, including:

–the closing of the sale of DBMG; and
–the repayment of certain debt.

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and to Note 7. Debt Obligations for additional information.

ASC 855, Subsequent Events requires the Company to evaluate events that occur after the balance sheet date as of which the financial statements are issued, and to determine whether adjustments to or additional disclosures in the financial statements are necessary. Refer to Note 17. Subsequent Events for additional information.

3. Disposals and Assets and Liabilities Held for Sale

Disposal of DBMG

On August 7, 2026, INNOVATE entered into the DBMG Transaction Agreement by and among the Company, IES, Merger Sub and Intermediate to sell the Company's interests in DBMG. Subsequent to quarter end, the DBMG Sale closed on October 5, 2026. Pursuant to the DBMG Transaction Agreement, upon the terms and subject to the conditions thereof, (i) Seller sold, and Merger Sub purchased from Seller, approximately 91.2% of the outstanding shares of common stock of DBMG (the “Acquisition”) in exchange for cash and equity consideration, net of customary adjustments at closing for cash, working capital, indebtedness and transaction expenses of DBMG and (ii) immediately following the Acquisition, Merger Sub merged with and into DBMG pursuant to Section 253 of the DGCL, with DBMG surviving the merger as a wholly owned subsidiary of Buyer (the “Merger” and, together with the Acquisition, the “DBMG Sale”).

The consideration paid to Seller at the closing of the Merger, representing Seller’s approximately 91.2% pro rata share of the purchase price, consisted of (i) 430,974 shares of the Buyer’s common stock, par value $0.01 per share (the “Stock Consideration”) equal to the quotient of (a) $140 million divided by (b) $649.69 (the reference price used for calculating the Stock Consideration pursuant to the terms of the DBMG Transaction Agreement), multiplied by (c) 2 (to reflect the adjustment for Buyer's two-for-one stock split effected on August 21, 2026) and (ii) approximately $378 million in cash. The cash portion reflects Seller’s cash consideration of approximately $453 million, as adjusted pursuant to the terms of the DBMG Transaction Agreement for cash, indebtedness, and other customary adjustments. Each of the other DBMG stockholders, collectively representing the remaining approximately 8.8% of outstanding shares of DBMG common stock, received its pro rata share of the purchase price entirely in cash (subject to customary adjustments), unless such stockholder had made a proper demand for appraisal in accordance with Section 262 of the DGCL. Obligations under the DBMG Credit Agreement were repaid in full at closing, which reduced the cash proceeds of the DBMG Sale. The cash consideration paid to Seller is subject to additional adjustments as set forth in the DBMG Transaction Agreement. Additionally, IES paid Seller $35 million in cash at the closing of the DBMG Sale as compensation for costs and obligations borne by the Seller in connection with a joint tax election under Section 338 of the Internal Revenue Code made with respect to the DBMG Sale. Including this payment, Seller received total cash of approximately $413 million at closing.

In connection with the closing of the DBMG Sale, on October 5, 2026, all outstanding obligations under the Amended and Restated Credit Agreement, dated May 20, 2025, by and among DBMG, the lenders party thereto from time to time and UMB BANK, N.A. (the “DBMG Credit Agreement”) were repaid in full, including all accrued and unpaid interest and fees, in an aggregate amount of approximately $68.7 million. Upon such repayment, the DBMG Credit Agreement was terminated.

In addition, on October 5, 2026, the Company applied $20.7 million of the net cash proceeds from the DBMG Sale to repay its revolving line of credit with MSD including all accrued and unpaid interest and fees and must apply the remainder of the net cash proceeds from the DBMG Sale to reduce its outstanding indebtedness. Specifically, the Company must use the remaining net cash proceeds from the DBMG Sale, as well as any proceeds from sale of the Stock Consideration to mandatorily redeem the Company’s 10.50% Senior Secured Notes due 2027 (the “10.50% 2027 Senior Secured Notes”) and 9.50% Convertible Senior Secured Notes due 2027 (the "2027 Convertible Notes"). The Company has redeemed $325.0 million principal amount of its 10.50% 2027 Senior Secured Notes on October 15, 2026, for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption. The total payment was $332.0 million, inclusive of $7.0 million in unpaid accrued interest and $325.0 million in principal. The Company must apply net proceeds from sale of the Stock Consideration following expiration of the related Lock-Up Period (as defined below) to redeem the remaining 10.50% 2027 Senior Secured Notes within 15 days after receipt. The Company must apply any net proceeds from sale of the Stock Consideration remaining after redemption of the 10.50% 2027 Senior Secured Notes to redeem the 2027 Convertible Notes. However, such proceeds may not be sufficient and the Company could be required to raise additional proceeds through an asset sale, debt refinancing or capital raise, if available, to cover any shortfall. In connection with the closing of the DBMG Sale, the Company entered into a supplemental indenture (the “DBMG Closing Supplemental Indenture”) to the 2027 Convertible Notes Indenture on October 9, 2026. The DBMG Closing Supplemental Indenture amends the 2027 Convertible Notes Indenture to (i) require the redemption of all 2027 Convertible Notes on the 15th business day following the termination of the Lock-Up Period (as defined below) applicable to the Stock Consideration the Company received in connection with the DBMG Sale for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption and (ii) correspondingly, confirm that no offer to repurchase the 2027 Convertible Notes need be made. Refer to Note 7. Debt Obligations for additional information on the repayment and termination of the Revolving Line of Credit and the impact of the closing of the DBMG Sale on our other Corporate debt instruments as applicable. Because the terms of the 10.50% 2027 Senior Secured Notes do not permit redemption of the 2027 Convertible Notes while the 10.50% 2027 Senior Secured Notes remain outstanding, the Company must redeem the 10.50% 2027 Senior Secured Notes prior to the required redemption of the 2027 Convertible Notes unless alternative arrangements are made.

The Company expects to recognize a gain on the sale in the fourth quarter of 2026. The Company incurred $3.9 million and $5.0 million in transaction costs which are included in Selling, general and administrative expenses for the three and nine months ended September 30, 2026, respectively. The final quantification for the gain on sale is pending finalization of closing adjustments and tax. In connection with the sale, the Company and the buyer executed elections at closing under Section 338(h)(10) of the Internal Revenue Code with respect to DBMG and its U.S. subsidiaries and under Section 338(g) with respect to DBMG’s foreign subsidiaries. Under these elections, the sale will be treated for U.S. federal income tax purposes as a sale of the underlying assets of DBMG and those subsidiaries rather than a sale of the stock. Determining the taxable gain resulting from these elections is complex. It requires calculating the aggregate deemed sale price, allocating it among DBMG’s asset classes and among its domestic and foreign subsidiaries in accordance with applicable Treasury Regulations, and determining the tax basis of those assets across the multiple jurisdictions in which DBMG operates. This process is ongoing and depends in part on the finalization of the closing adjustments and the purchase price allocation with the buyer. Accordingly, the Company is not yet able to reasonably estimate the income tax effect of the transaction, including the extent to which its net operating loss carryforwards will be available to offset the resulting taxable gain. The income tax effect, including any impact the transaction has on our assessment for the need of a valuation allowance, will be reflected in the Company’s income tax provision for the fourth quarter of 2026.

Under the DBMG Transaction Agreement, the Stock Consideration received is subject to a lock-up period following closing of the DBMG Sale, which will expire upon the earlier to occur of December 4, 2026 and the date that the Registration Statement to be filed with the SEC to register the resale by the Seller of all shares received as Stock Consideration (the "Registration Statement") is declared effective (the “Lock-Up Period”). The DBMG Transaction Agreement provides that Buyer will use its commercially reasonable efforts (i) if eligible for automatic effectiveness, to file the Registration Statement on an automatically effective basis promptly after it files its Annual Report on Form 10-K in respect of its fiscal year ended September 30, 2026, or (ii) otherwise to file the Registration Statement as promptly as practicable following the closing of the DBMG Sale. The Registration Statement is subject to the terms set forth in the DBMG Transaction Agreement. The Stock Consideration is subject to additional terms and conditions set forth in a lock-up agreement entered into by the Company and Buyer at the closing of the DBMG Sale (the “Lock-Up Agreement”). The cash portion of the proceeds that Seller received from the DBMG Sale will not of itself be sufficient to repay the Company’s debt instruments that will come due, and the amount of proceeds received from any sale of the stock portion of the consideration for the DBMG Sale will depend upon market prices at the time of such sale.

Disposal of Controlling Interest in Spectrum

Spectrum Merger Agreement

On September 1, 2026, the Company completed its disposition of a controlling interest in Broadcasting through the merger (the “Spectrum Merger”) of HC2 Merger Sub, LLC, a Delaware limited liability company (“HC2 Merger Sub”), with and into HC2, pursuant to the Agreement and Plan of Merger, dated as of May 29, 2026 (the “Merger Agreement”), by and among HC2, HC2 Holdco, HC2 Merger Sub and CONX. HC2 survived the Spectrum Merger as an indirect subsidiary of CONX (the “Surviving Entity”). Following the consummation of the Spectrum Merger, on September 2, 2026, HC2 was converted into a Delaware limited liability company (the “Conversion”) in accordance with the Merger Agreement, with the name HC2 Broadcasting Holdings LLC.

At the closing of the Spectrum Merger, the shares of common stock of HC2 (other than shares held by HC2 Merger Sub) were converted into the right to receive 25% of the shares of common stock of the Surviving Entity outstanding immediately following the closing, subject to certain post-closing adjustments as set forth in the Merger Agreement. The membership interests of HC2 Merger Sub outstanding immediately prior to the closing were converted into 75% of the shares of common stock of the Surviving Entity outstanding immediately following the closing, subject to certain post-closing adjustments as set forth in the Merger Agreement, representing the value attributable to (i) the extinguishment of the loans under the Bridge Loan Facility (as defined below) and (ii) the funding of up to an aggregate $75 million in equity commitments by CONX in favor of the Surviving Entity from time to time, approximately $3.7 million of which was funded at the closing and the balance of which is payable from time to time following the closing, which equity commitments are subject to certain adjustments as set forth in the Merger Agreement.

Upon consummation of the Spectrum Merger, the loan (including all accrued and capitalized interest) under the Loan Agreement, dated as of May 29, 2026 (the “New Spectrum Loan Agreement”), by and between HC2, as borrower, and HC2 Merger Sub, as lender, which provided for a bridge loan facility in an aggregate principal amount of $105 million (the “Bridge Loan Facility”), were extinguished in full and the New Spectrum Loan Agreement was terminated. See Spectrum Debt section below for additional information.

In connection with the Conversion, HC2, CONX Broadcast Group, LLC (“CONX Broadcast”) and HC2 Holdco entered into a limited liability company agreement (the “LLC Agreement”), which sets forth certain rights and obligations of HC2, CONX Broadcast and HC2 Holdco with respect to HC2. The LLC Agreement provides for the management of HC2 by a three‑member board of directors (the “HC2 Board”), consisting of two directors appointed by CONX Broadcast and one director appointed by HC2 Holdco (the “INNOVATE Director”). Pursuant to the LLC Agreement, CONX Broadcast is entitled to appoint a majority of the HC2 Board. The LLC Agreement contains certain minority protections for HC2 Holdco, including the requirement for the INNOVATE Director to provide consent for certain fundamental actions. The LLC Agreement also contains customary provisions regarding capital contributions, preemptive rights and transfers, including, but not limited to, tag‑along rights, drag‑along rights and rights of first offer, in each case subject to the terms and conditions set forth in the LLC Agreement.

As a result of the Spectrum Merger, the Company's interest in Broadcasting decreased from a 100.0% controlling interest in Broadcasting, on both a voting and fully diluted basis, to a 25.0% equity method interest. The Company has significant influence over Broadcasting due to its board seat. The Company deconsolidated Broadcasting on September 1, 2026 and recorded the equity method interest in Broadcasting at its estimated fair value (Level 3) of $54.3 million and recorded its option to purchase up to an additional 15% of Broadcasting (refer to Spectrum Option Agreement below) at its estimated fair value (Level 3) of $3.3 million for a total of $57.6 million as of the closing date of the transaction. The aggregate carrying value of the equity method investment and purchase option was $57.6 million as of September 30, 2026. The methodology for the Level 3 fair value measurement combined the direct recent transaction activity with certain discounting adjustments, based on market assumptions, for lack of control and the time value of money and are classified as Level 3 fair value measurements due to the discounting. The estimated fair value (Level 3) was based on the equity value of the Surviving Entity implied by CONX’s consideration for its 75% interest: the extinguishment of the $105.0 million Bridge Loan Facility and interest of $2.2 million plus up to $75.0 million of equity commitments, as adjusted for working capital adjustments of $1.6 million, the time value of money, and a discount for the lack of control of the entity. In addition, the Company no longer has any direct interest in DTV, in which it previously held a 76.5% controlling interest, inclusive of 2.8% proxy rights from minority holders after the execution of the Spectrum Merger agreement of May 29, 2026 and held 100% immediately before the closing of the Spectrum Merger as a result of a non-controlling interest buyout, including fees and expenses, for $1.4 million payable in cash. The $1.4 million impact of the buyout is reflected within Additional paid-in capital within the Condensed Consolidated Statement of Stockholders' Deficit. The Company recognized an aggregate gain on disposal of $32.9 million upon the closing of the Spectrum Merger, which is included within Gain on sale of controlling interest in subsidiary in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026. The gain on sale is net of transaction fees of $1.5 million, including transaction fees of $1.2 million that were previously reported in SG&A during the six months ended June 30, 2026 and have been reclassified during the third quarter of 2026. The carrying value of the Spectrum deconsolidated net assets was $24.4 million, and the carrying amount of AOCI related to Spectrum was $1.2 million as of September 1, 2026.

Spectrum Option Agreement

In connection with the Spectrum Merger, on May 29, 2026, CONX, HC2 Merger Sub, Broadcasting, HC2 Holdco and the Company entered into an Option Agreement (the “Option Agreement”), pursuant to which HC2 Holdco has the right, but not the obligation, to purchase from CONX from time to time, up to an aggregate of 15% of the equity interests in the Surviving Entity (the “Surviving Entity Equity Interests”), on a fully diluted basis, for a maximum aggregate option purchase price of $45 million, at any time during the period commencing on the closing date of the Spectrum Merger and ending on the date that is 18 months from the closing date (the "Option Expiration Date"), subject to the terms and conditions of the Option Agreement.

The Option Agreement also provides that, from the date of the Option Agreement until the Option Expiration Date, in the event that the Company or any of its affiliates consummates any asset sale (as defined in the Option Agreement), the Company must cause HC2 Holdco to apply the net cash proceeds from such asset sale to exercise the option, subject to certain exceptions and a working capital reserve. The purchase option meets the definition of an equity security under ASC 321 Investments - Equity Securities ("ASC 321"). The Company determined that the fair value (Level 3) of the purchase option on September 1, 2026 was $3.3 million and is included in the aggregate investment above of $57.6 million. The fair value of the 15% purchase option was determined using an option-pricing model and is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs, including assumptions regarding expected volatility and a discount for lack of marketability, which require management judgment.

CONX Affiliate Letter Agreement

In connection with entry into the Merger Agreement, CONX, an affiliate of CONX (the “CONX Affiliate”), and the Company entered into a letter agreement, dated as of May 29, 2026 (the “CONX Affiliate Letter Agreement”), pursuant to which CONX and the Company granted the CONX Affiliate the option to acquire up to 80.1% of the equity interests of the Surviving Entity, on a fully-diluted basis, at any time during the two-year period following the date of the CONX Affiliate Letter Agreement, at a price equal to the fair market value of the equity interests acquired, calculated as of the expected date of the closing of such option and subject to the other terms and conditions of the CONX Affiliate Letter Agreement. If the CONX Affiliate exercises the option, the Company will have a certain period of time to exercise its option under the Option Agreement, after which, if not exercised, the option under the Option Agreement will automatically terminate. If the CONX Affiliate exercises such option, the CONX Affiliate would first acquire all of the equity interests of Broadcasting held by CONX, together with an additional amount of equity interests from INNOVATE necessary to reach the 80.1% threshold, subject to INNOVATE's right to require the CONX Affiliate to first acquire all of INNOVATE’s remaining equity interests in Broadcasting. The Company may elect to require the CONX Affiliate to acquire all of the equity interests held by the Company at the closing of such option exercise by the CONX Affiliate.

The Company determined that any underlying transfer associated with CONX Affiliate's rights under the CONX Affiliate Letter Agreement (the "affiliate purchase option") would be subject to the derecognition guidance under ASC 860, Transfers and Servicing ("ASC 860"), as the equity interest is a financial asset within the meaning of ASC 860-10-15. As such, no asset or liability will be recognized by the Company until the affiliate purchase option is exercised.

Summarized assets and liabilities held for sale of the Infrastructure segment as of September 30, 2026, and of the Infrastructure and Spectrum segments as of December 31, 2025 are as follows (in millions):

	September 30, 2026	December 31, 2025
	Infrastructure	Spectrum	Infrastructure	Total
Assets
Current assets
Cash and cash equivalents (1)	$86.6	$3.8	$103.1	$106.9
Accounts receivable, net (2)	347.6	1.7	237.7	239.4
Contract assets (3)	80.4	—	64.1	64.1
Inventory	13.1	—	15.3	15.3
Other current assets	46.4	1.3	12.8	14.1
Total current assets	$574.1	$6.8	$433.0	$439.8
Non-current assets
Deferred tax asset	$2.0	$—	$2.0	$2.0
Property, plant and equipment, net (4)	161.9	10.2	131.5	141.7
Goodwill (5)	105.8	21.4	105.6	127.0
Intangibles, net (6)	42.6	118.0	46.4	164.4
Other assets (7)	64.0	18.1	40.4	58.5
Total non-current assets	$376.3	$167.7	$325.9	$493.6
Total assets held for sale	$950.4	$174.5	$758.9	$933.4
Liabilities
Current liabilities
Accounts payable (8)	$162.1	$0.8	$137.4	$138.2
Accrued liabilities (9)	60.5	57.8	43.2	101.0
Current portion of debt obligations (10)	67.2	62.8	5.6	68.4
Contract liabilities (3)	248.5	—	171.9	171.9
Other current liabilities	11.1	5.1	8.5	13.6
Total current liabilities	$549.4	$126.5	$366.6	$493.1
Non-current liabilities
Deferred tax liability	$1.6	$2.7	$2.0	$4.7
Debt obligations (10)	—	—	80.3	80.3
Other liabilities	56.3	16.8	29.5	46.3
Total non-current liabilities	$57.9	$19.5	$111.8	$131.3
Total liabilities held for sale	$607.3	$146.0	$478.4	$624.4

(1) Refer to Note 16. Supplementary Financial Information for a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.

(2) Accounts receivable concentrations of 10% and greater were as follows:

	Segment	September 30, 2026	December 31, 2025

Customer A	Infrastructure	27.6%	29.9%
Customer B	Infrastructure	*	10.3%

*Less than 10% concentration
(3) Contract assets and contract liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Costs incurred on contracts in progress	$2,041.5	$1,365.3
Estimated earnings	308.9	194.4
Contract revenue earned on uncompleted contracts	2,350.4	1,559.7
Less: progress billings	2,518.5	1,667.5
	$(168.1)	$(107.8)

The above is included in the accompanying Condensed Consolidated Balance Sheets under the following line items:
Contract assets	$80.4	$64.1
Contract liabilities	(248.5)	(171.9)
	$(168.1)	$(107.8)

	September 30, 2026	December 31, 2025

Cost in excess of billings and estimated earnings	$37.2	$28.7
Conditional retainage	43.2	35.4
Contract assets	$80.4	$64.1

Billings in excess of costs and estimated earnings	$(308.9)	$(218.1)
Conditional retainage	60.4	46.2
Contract liabilities	$(248.5)	$(171.9)

As of January 1, 2025, contract assets were $106.3 million and contract liabilities were $109.1 million.

The change in contract liabilities during the nine months ended September 30, 2026 and 2025, is a result of the recording of periodic contract liabilities of $244.1 million and $166.2 million, respectively, driven primarily by large initial billings on new commercial projects, partially offset by revenue recognized that was included in the contract liability balance at the beginning of the year in the amount of $167.5 million and $99.8 million, respectively.

The change in contract assets during the nine months ended September 30, 2026 and 2025, is a result of the recording of $55.5 million and $45.6 million, respectively, of contract assets driven by new commercial projects, partially offset by $39.2 million and $71.1 million, respectively, of contract assets transferred to receivables from contract assets recognized at the beginning of the year, including from certain large projects completed or nearing completion and the corresponding billing of amounts previously recorded as contract assets.

(4) Property, plant and equipment, net, ("PP&E") consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Equipment, furniture and fixtures, and software	$199.7	$221.2
Building and leasehold improvements	42.1	42.4
Land	20.7	25.3
Construction in progress	35.1	16.3
Plant and transportation equipment	5.7	6.7
	$303.3	$311.9
Less: Accumulated depreciation	141.4	170.2
Total	$161.9	$141.7

The Company ceased depreciation on long-lived assets for our Spectrum and Infrastructure segments, subsequent to their classification as held for sale.

Consolidated depreciation expense within the Company's Condensed Consolidated Statement of Operations was $1.9 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively. These amounts included $1.4 million and $3.2 million of depreciation expense recognized within cost of revenue for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $12.9 million and $17.1 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts included $8.1 million and $9.7 million of depreciation expense recognized within cost of revenue for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 and December 31, 2025, the gross value of capitalized internal-use software included in PP&E was $23.1 million and $21.0 million, respectively, and the net book value as of September 30, 2026 and December 31, 2025, was $6.0 million and $6.6 million, respectively.

Other assets held for sale are included in Other current assets in the summarized Assets and liabilities held for sale for our Infrastructure segment. As of September 30, 2026 there were $5.4 million in other assets held for sale, which primarily consisted of one building, equipment and land and the associated improvements.

(5) The carrying amounts of goodwill were as follows (in millions):

	Infrastructure	Spectrum	Total
Balance as of December 31, 2025	$105.6	$21.4	$127.0
Disposal of controlling interest in Spectrum	—	(21.4)	(21.4)
Translation adjustments	0.2	—	0.2
Balance as of September 30, 2026	$105.8	$—	$105.8

(6) Intangible assets, net, consisted of the following (in millions)

Indefinite-Lived Intangible Assets

The carrying amounts of indefinite-lived intangible assets were as follows (in millions):

	September 30, 2026	December 31, 2025

Federal Communications Commission ("FCC") licenses	$—	$107.9
Total	$—	$107.9

Definite-Lived Intangible Assets

The gross carrying amounts and accumulated amortization of definite-lived intangible assets by major intangible asset class were as follows (in millions):

	Weighted-Average Original Useful Life	September 30, 2026
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 Years	$25.2	$(13.8)	$11.4
Customer relationships and contracts	11 Years	87.6	(57.0)	30.6
Other	7 Years	2.6	(2.0)	0.6
Total		$115.4	$(72.8)	$42.6

	Weighted-Average Original Useful Life	December 31, 2025
		Gross Carrying Amount	Accumulated Amortization	Net
Trade names	15 Years	$25.2	$(12.6)	$12.6
Customer relationships and contracts	11 Years	87.6	(54.3)	33.3
Channel sharing arrangements	35 Years	12.6	(2.5)	10.1
Other	7 Years	2.5	(2.0)	0.5
Total		$127.9	$(71.4)	$56.5
.

The Company ceased amortization on long-lived assets for our Spectrum and Infrastructure segments, subsequent to their classification as held for sale.

Consolidated amortization expense within the Company's Condensed Consolidated Statement of Operations was $0.7 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense for definite-lived intangible assets was $4.1 million and $5.7 million for the nine months ended September 30, 2026 and 2025, respectively.

(7) Other assets, which are reflected within non-current assets in the summarized assets and liabilities held for sale, consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Right-of-use assets	$62.5	$52.7
Restricted cash - non-current	0.6	0.6
Other	0.9	5.2
Total other assets	$64.0	$58.5

(8) Accounts payable concentrations of 10% and greater were as follows:

	Segment	September 30, 2026	December 31, 2025

Supplier A	Infrastructure	15.8%	23.9%

(9) Accrued liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Accrued expenses	$13.2	$11.4
Accrued payroll and employee benefits	46.0	35.3
Accrued interest and exit fees	0.1	53.7
Accrued sales and use taxes	0.2	—
Accrued income taxes	1.0	0.6
Total accrued liabilities	$60.5	$101.0

(10) Debt obligations consisted of the following (in millions):

	Maturity Date		September 30, 2026	December 31, 2025

Infrastructure
SOFR plus 2.50% Revolving Credit Facility	May 20, 2030	*	$—	$15.0
SOFR plus 2.50% Term Loan	May 20, 2030	*	68.6	72.6
Obligations under finance leases	Various		0.1	0.1
Total Infrastructure			$68.7	$87.7

Spectrum
8.50% Note	September 30, 2026		—	19.3
11.45% Notes	September 30, 2026		—	50.4
Total Spectrum			$—	$69.7

Total outstanding principal			$68.7	$157.4
Unamortized premium net of unamortized deferred financing costs			(1.5)	(8.7)
Less: current portion of debt obligations			(67.2)	(68.4)
Debt obligations, net of current portion			$—	$80.3

*The Infrastructure debt instruments have been classified as current obligations as of September 30, 2026, due to the required repayment of these debt instruments at the closing of the DBMG Sale, per the terms of the DBMG Transaction Agreement. Refer to Disposal of DBMG above.

Infrastructure Debt

The DBMG Credit Agreement provided DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contained an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The DBMG Revolving Facility and the term loan facility were scheduled to mature on May 20, 2030.

The term loan and borrowings under the DBMG Credit Agreement bore interest at a rate per annum equal to a SOFR Rate plus a variable spread based on a Senior Funded Indebtedness to EBITDA Ratio as defined in the agreement with an interest rate floor of 4.25% per annum. Interest is paid monthly on DBMG's revolving loans, and the effective interest rate on DBMG's revolving loans was 6.4% and 6.8%, as of September 30, 2026 and December 31, 2025, respectively. The DBMG Revolving Facility had an unused commitment fee of 0.50% per annum times the average daily unused availability under the line. Principal payments and interest on DBMG's term loan were paid monthly, and the effective interest rate was 7.0% and 7.4%, as of September 30, 2026 and December 31, 2025.

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

DBMG had availability for revolving loans of $129.2 million and $119.9 million, as of September 30, 2026 and December 31, 2025, respectively.

The DBMG Credit Agreement contained usual and customary restrictive and financial covenants related to debt levels and performance, including a Fixed Charge Coverage Ratio; and a Senior Funded Indebtedness to EBITDA Ratio, both as defined in the DBMG Credit Agreement. The DBMG Credit Agreement contained a Change in Control clause, which would constitute an Event of Default, both as defined in the DBMG Credit Agreement, which could accelerate the maturity of the DBMG debt upon certain events, including a sale of DBMG.

In connection with the closing of the DBMG Sale on October 5, 2026, all outstanding obligations under the Amended and Restated Credit Agreement, dated May 20, 2025, by and among DBMG, the lenders party thereto from time to time and UMB BANK, N.A. (the “DBMG Credit Agreement”) were repaid in full, including all accrued and unpaid interest and fees, in an aggregate amount of approximately $68.7 million. Upon such repayment, the DBMG Credit Agreement was terminated. As such, the DBMG debt instruments were reclassified as current obligations as of September 30, 2026. As the DBMG Credit Agreement was fully repaid and terminated at the time of closing, the Change in Control clause was not triggered and the closing of the sale did not constitute an Event of Default.

Spectrum Debt

On August 4, 2025, Spectrum had entered into a Tenth Omnibus Amendment to Secured Notes and Limited Consent to MSD Secured Note and Intercreditor Agreement with the note holders of Spectrum's $69.7 million 8.50% and 11.45% Notes (the “Spectrum Notes”) to, among other things, extend the maturity of such notes from August 15, 2025 to September 30, 2026 (the “Spectrum Notes Extension”). In connection with the Spectrum Notes Extension in August 2025, INNOVATE entered into a related side letter (the "Spectrum Letter") with the lenders, which required the Company to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that the Company was required to commence an alternative strategic process for HC2 which includes a sale of HC2 with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2.

In connection with the Spectrum Merger, on May 29, 2026, Broadcasting entered into a loan agreement (the “New Spectrum Loan Agreement”), as borrower, with HC2 Merger Sub, as lender, and HC2 Holdco and certain of Broadcasting’s subsidiaries, as guarantors. The New Spectrum Loan Agreement provided for a bridge loan facility in an aggregate principal amount of $105 million (the “Bridge Loan Facility”) which was funded on a single drawing on May 29, 2026. The proceeds of the Bridge Loan Facility were used to (a) fully satisfy and discharge all non-contingent obligations, including all accrued and unpaid interest and fees, under the Spectrum Notes, (b) repurchase equity interests in Broadcasting and DTV held by holders of the Spectrum Notes; and (c) to pay related transaction costs. As a result of these transactions and the Merger Agreement, the milestones associated with the Spectrum Letter were satisfied in full. Prior to repurchase, the lenders held 20,408 shares of common stock in HC2, 2,222,222 shares of common stock in DTV, and warrants to purchase 145,825 shares of common stock of HC2 which could have been exercised at any time until August 31, 2028, at an exercise price of $0.01 per share. These redeemable equity interests in HC2 and DTV were repurchased at a nominal amount and were recorded against APIC. As a result of the repurchases of these redeemable non-controlling interests, the Company's voting ownership in Broadcasting and DTV, immediately after these transactions, increased from 98.0% to 100.0% and from 69.2% to 76.5%, respectively.

The total carrying amount of the Spectrum Notes at the time of extinguishment was approximately $123.2 million, including accrued interest and exit fees of $56.8 million, and the total payoff amount was $104.8 million. As a result, a gain on extinguishment of debt of $18.0 million was recognized and included within (Loss) gain on extinguishment of debt in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026. This amount is inclusive of a gain on extinguishment of $18.4 million recorded for the six months ended June 30, 2026, net of a $0.4 million true up adjustment recorded in the three months ended September 30, 2026. Additional related transaction costs of $2.9 million were capitalized to the new debt and were being amortized over the term of the new debt.

Loans under the Bridge Loan Facility (“Spectrum Loans”) accrued interest at a rate per annum equal to 8.00%, which was payable quarterly in kind by capitalizing such interest as additional principal of the Spectrum Loans on each interest payment date. The Spectrum Loans had a contractual maturity date on May 29, 2027; however, upon consummation of the Spectrum Merger, the Spectrum Loans (including all accrued and capitalized interest thereon) were extinguished in full.

The fair values of debt obligations held for sale were as follows (in millions):

			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026 (1)	$67.1	$68.6	$—	$68.6	$—
December 31, 2025 (1)(2)	$148.6	$195.9	$—	$87.6	$108.3
(1) Excludes lease obligations accounted for under ASC 842, Leases.
(2) The fair value of the Spectrum Level 3 debt obligations incorporates applicable exit fees and accrued interest, while the carrying value of the Spectrum debt obligations excludes $25.8 million in exit fees and $27.9 million in accrued interest, respectively, which are reflected in Accrued liabilities in the summarized assets and liabilities held for sale of the Spectrum segment.

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

Leases

The Spectrum and Infrastructure segments had operating leases for land, office space, and certain Company vehicles and equipment and have entered into finance leases for certain Company vehicles and equipment. The Infrastructure leases will expire between 2026 and 2038. Right-of-use lease assets and lease liabilities consisted of the following (in millions):

	Location within summarized assets and liabilities held for sale:	September 30, 2026	December 31, 2025

Right-of-use assets:
Operating lease	Other assets (non-current)	$62.5	$52.7
Finance lease	Property, plant and equipment, net	0.1	0.1
Total right-of-use assets		$62.6	$52.8

Lease liabilities:
Current portion of operating lease	Other current liabilities	$11.1	$12.8
Non-current portion of operating lease	Other liabilities	54.8	42.8
Finance lease	Debt obligations	0.1	0.1
Total lease liabilities		$66.0	$55.7

The weighted-average remaining lease terms and the weighted-average discount rates for the Spectrum and Infrastructure segments' leases were as follows:

	September 30, 2026	December 31, 2025

Weighted-average remaining lease term (years) - operating leases	8.1	6.6
Weighted-average remaining lease term (years) - finance leases	2.0	2.1
Weighted-average discount rate - operating leases	5.8%	6.4%
Weighted-average discount rate - finance leases	5.2%	5.0%

Future minimum lease commitments (undiscounted) as of September 30, 2026, were as follows (in millions):

	Operating Leases	Finance Leases
2026 (remaining period)	$3.1	$0.1
2027	14.4	—
2028	11.6	—
2029	8.8	—
2030	7.4	—
Thereafter	37.9	—
Total future minimum lease payments	83.2	0.1
Less: amounts representing interest	(17.3)	—
Total lease liability	$65.9	$0.1

4. Revenue and Contracts in Process

Revenue from contracts with customers consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Infrastructure	$490.6	$338.4	$1,262.5	$836.4
Life Sciences	1.2	3.1	5.0	9.4
Spectrum	3.7	5.6	14.4	17.5
Total revenue	$495.5	$347.1	$1,281.9	$863.3

Accounts receivable, net, from contracts with customers consisted of the following (in millions):

	September 30, 2026	December 31, 2025

Life Sciences	0.2	1.8
Total accounts receivable with customers	$0.2	$1.8

As of January 1, 2025, accounts receivable, net, from contracts with customers, as recast to exclude assets held for sale, totaled $1.5 million.

Infrastructure Segment

The following table disaggregates DBMG's revenue by market (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Industrial	$186.6	$85.1	$481.3	$219.1
Commercial	144.2	116.1	371.6	246.2
Healthcare	79.1	48.6	158.8	124.2
Government	26.6	36.1	94.3	84.5
Transportation	37.6	48.6	113.0	134.6
Energy	14.2	1.8	38.4	5.5
Leisure	—	1.7	0.2	12.9
Convention	2.1	0.2	3.6	8.3
Total revenue from contracts with customers	$490.4	$338.2	$1,261.2	$835.3
Other revenue	0.2	0.2	1.3	1.1
Total Infrastructure segment revenue	$490.6	$338.4	$1,262.5	$836.4

Life Sciences Segment

The following table disaggregates the Life Sciences segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Systems and consumables revenue	$1.2	$3.1	$5.0	$9.4
Total Life Sciences segment revenue	$1.2	$3.1	$5.0	$9.4

Spectrum Segment

The following table disaggregates the Spectrum segment's revenue by type (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026(1)	2025	2026(2)	2025
Broadcast station	$3.7	$5.6	$14.4	$17.5
Total Spectrum segment revenue	$3.7	$5.6	$14.4	$17.5
(1) Includes Broadcast station revenue for the two months ended August 31, 2026.
(2) Includes Broadcast station revenue for the eight months ended August 31, 2026.

5. Investments

The carrying values of the Company's investments, by accounting category, were as follows (in millions):

Date	Equity Method (1)	Measurement Alternative (2)	Total
September 30, 2026	$55.2	$4.2	$59.4
December 31, 2025	$0.9	$0.9	$1.8
(1) The Company's equity method investments were comprised of Broadcasting ($54.3 million), MediBeacon (zero) and Scaled Cell ($0.9 million) as of September 30, 2026 and were comprised of MediBeacon (zero) and Scaled Cell ($0.9 million) as of December 31, 2025.
(2) The Company's measurement alternative method investments were comprised of the Company's Option to purchase up to an additional 15% of Broadcasting ($3.3 million) and Triple Ring ($0.9 million) as of September 30, 2026 and Triple Ring as of December 31, 2025.

The Company's recognized share of net losses from its equity method investments was $0.4 million and zero for the three months ended September 30, 2026 and 2025, respectively, and was $0.4 million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Broadcasting

As discussed in Note 3. Disposals and Assets and Liabilities Held for Sale, on September 1, 2026, in connection with the Spectrum Merger, the Company disposed of its controlling interest in Broadcasting and retained a 25% ownership interest in HC2 which it accounts for under the equity method of accounting, and obtained an 18-month option to purchase up to an additional 15% of Broadcasting.

MediBeacon

Pansend accounts for its preferred stock investment in MediBeacon under the equity method of accounting, inclusive of any fixed maturity securities (notes) issued by MediBeacon to Pansend.

On July 2, 2026, a $0.5 million principal note due to Pansend, which had a maturity of July 5, 2026, together with all accrued and unpaid interest of $0.4 million was converted into a new convertible note with a principal amount of $0.9 million. As a result of this transaction, Pansend's carrying amount of its investment in MediBeacon increased and Pansend concurrently recognized an equity method loss of $0.4 million, driven by the conversion of interest into the new convertible note principal, which was previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero. The new note has an interest rate of 8.0% per annum and a maturity date of July 2, 2029, unless earlier converted or repaid. The outstanding principal and accrued interest automatically convert into equity securities upon a Qualified Financing (as defined in the note), at a 20% discount to the lowest price per share in such financing. In the event of a Strategic Transaction (as defined in the note) (such as a sale or merger) prior to maturity, Pansend is entitled to repayment of twice the outstanding balance in cash, unless Pansend elects to convert the note into common stock at a fixed price of $74.00 per share. If neither a Qualified Financing nor a Strategic Transaction occurs by the maturity date, the outstanding balance is payable in cash. The note is unsecured and subordinated to existing senior debt, and contains customary events of default and transfer restrictions.

On January 17, 2025, MediBeacon received approval from the U.S. Food and Drug Administration ("FDA") for its Transdermal GFR Measurement System ("TGFR"), and pursuant to the terms of MediBeacon's convertible notes, upon the FDA approval, Pansend's convertible notes of $11.4 million and the related accrued interest of $1.5 million, together totaling $12.9 million, were converted into Series 3 Preferred Stock. In addition, pursuant to its amended commercial partnership with Huadong and, as a result of FDA approval, a $7.5 million milestone payment from Huadong Medicine Co. Ltd ("Huadong"), a publicly traded company on the Shenzhen Stock Exchange, to MediBeacon for MediBeacon preferred stock was received in the first quarter of 2025. As a result of these transactions, Pansend's ownership in MediBeacon decreased slightly and Pansend recognized a step-up gain of $4.4 million which is reflected in Other income, net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025, which increased Pansend's carrying amount of its investment in MediBeacon. Concurrently, Pansend recognized equity method losses of $5.9 million, driven by the $4.4 million step-up gain and $1.5 million of interest from the conversion of the convertible notes, which were previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

MediBeacon's total outstanding principal amount owed to Pansend was $0.9 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively. Interest income earned by Pansend from the MediBeacon notes totaled $50 thousand and $0.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The related accrued interest receivable was $20 thousand and $0.4 million, as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.9 million in convertible promissory notes which has been offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $23.3 million.

Marketable Securities

Marketable securities are remeasured at fair value each reporting period using the externally quoted market prices, Fair Value Level 1 inputs.

In April 2026, the Company purchased common shares in the open market of a publicly traded company for approximately $0.5 million. In July 2026, the Company sold all of these shares for aggregate proceeds of $0.6 million. For the three and nine months ended September 30, 2026, net fair value gains of $0.2 million and $0.1 million, respectively, related to these securities, were included in Other income, net in the Condensed Consolidated Financial Statements.

In October 2024, the Company purchased common shares in the open market of a publicly traded company for approximately $2.0 million, and in March 2025, the Company purchased common shares in the open market of another publicly traded company for $0.3 million. In July 2025, all of these shares were sold for aggregate proceeds of $2.9 million. For the three months and nine months ended September 30, 2025, fair value gains of $0.3 million and $0.8 million, respectively, related to these securities were included in Other income, net in the Condensed Consolidated Financial Statements.

6. Leases

The Company has entered into operating leases for land, office space, and certain Company vehicles and equipment and has entered into finance leases for certain Company vehicles and equipment. The leases will expire between 2026 and 2038.

The following table summarizes the components of lease expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$0.1	$0.2
Net finance lease cost	$—	$—	$0.1	$0.2
Operating lease cost	5.0	4.4	14.7	13.2
Variable lease cost	0.1	0.2	0.4	0.5
Total non-current lease cost	$5.1	$4.6	15.2	13.9
Short-term lease costs	13.4	6.8	28.0	22.2
Total lease cost	$18.5	$11.4	$43.2	$36.1

Cash flow information related to leases is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$4.3	$4.4	$13.7	$14.3
Financing cash flows for finance leases	$—	$—	$0.1	$0.2

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1.9	$5.5	$40.8	$10.6
Finance leases	$—	$—	$—	$0.1

(1) The above amounts exclude $4.0 million received during the nine months ended September 30, 2025 for a lease modification. On May 1, 2024, a subsidiary of DBMG amended the termination date of three property leases that had an original expiry date of March 31, 2031. In exchange, and as an inducement for DBMG to early terminate, the landlord agreed to pay DBMG $12.0 million in surrender fees in three equal installments, contingent on timely vacate and inspection milestones, of which DBMG received $4.0 million in surrender fees in 2024 and $4.0 million in surrender fees in 2025, with the remaining $4.0 million payment due to DBMG due within five business days of the vacate date in 2027 for the remaining property lease. After final surrender of the properties, DBMG will have no further obligations under these leases.

7. Debt Obligations

Debt obligations, excluding debt obligations for our segments held for sale, consisted of the following (in millions):

	Maturity Date	September 30, 2026	December 31, 2025
Life Sciences
Lancer Promissory Note	December 31, 2026	$52.4	$47.9

Non-Operating Corporate
10.50% Senior Secured Notes	February 1, 2027	$400.9	$360.4
9.50% Convertible Senior Secured Notes	March 1, 2027	58.9	53.5
CGIC Promissory Note	April 30, 2027	51.1	45.9
SOFR plus 5.75% Revolving Line of Credit	December 31, 2026	20.0	20.0
8.50% Senior Secured Notes	February 1, 2026	—	1.9
7.50% Convertible Senior Notes	August 1, 2026	—	0.2
Total Non-Operating Corporate		$530.9	$481.9

Total outstanding principal		$583.3	$529.8
Unamortized issuance discount, issuance premium, and deferred financing costs		(8.8)	(16.8)
Less: current portion of debt obligations		(574.5)	(513.0)
Debt obligations, net of current portion		$—	$—

As of September 30, 2026, estimated future aggregate principal debt payments based on contractual maturities, excluding interest and exit fees, were as follows (in millions) (1):

2026 (remaining period)	$72.4
2027	510.9
Total aggregate debt principal payments	$583.3

(1) The table does not reflect the October 5, 2026 repayment of $20.0 million principal amount of the Revolving Line of Credit and the October 15, 2026 partial redemption of $325.0 million principal amount of the 10.50% 2027 Senior Secured Notes, each in connection with the closing of the DBMG Sale subsequent to quarter end. See below for additional information.

Life Sciences

R2 Technologies has an Amended and Restated Senior Secured Promissory Note (the “Lancer Note”) with Lancer Capital LLC (“Lancer”), a related party, which was entered into on August 4, 2025. The Lancer Note, which was previously amended multiple times, has an interest rate of 12% and no longer has certain exit and default fees. Accrued and unpaid interest is capitalized monthly into the principal balance. The Lancer Note can be repaid at any time with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five days’ written notice to Lancer.

On July 31, 2026, the maturity of the Lancer Note was extended from August 1, 2026 to the earlier of December 31, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. Concurrently, Lancer and R2 Technologies entered into a forbearance agreement: until the earlier of a Change of Control of R2 Technologies or December 31, 2026, Lancer will not exercise its remedies for any event of default, but it will not waive any default. All other terms were unchanged, and interest continues to accrue at 12.0%, paid in kind. The Company determined that the amendment was a troubled debt restructuring under ASC 470-60; however, as the future undiscounted cash payments exceed the note’s carrying amount, no gain was recognized.

As of September 30, 2026 and December 31, 2025, the effective interest rate on the note, as amended, was 12.0% and 17.0%, respectively. Interest expense, including amortization of fees, related to the Lancer Note was $1.7 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and was $5.8 million and $12.8 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, in accordance with the 12% note agreement, $4.5 million and $3.8 million, respectively, of accrued interest (excluding exit fees and extension fees for the nine months ended September 30, 2025) was capitalized into the principal balance.

The total initial principal amount of the amended Lancer Note on August 4, 2025 was $43.5 million, which incorporated the $20.0 million principal amount of the note as previously amended effective January 31, 2024 (which was comprised of a principal amount of $17.4 million and unpaid accrued interest of $2.6 million), accrued interest of $7.0 million and $16.5 million in accrued exit fees which had been incurred from January 31, 2024 through August 4, 2025. In addition, a new 5% extension fee of $2.2 million was capitalized into the principal amount on August 4, 2025 and was amortized through July 31, 2026 using the effective interest rate method and is included in interest expense.

As of September 30, 2026, the total carrying amount and principal amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $52.4 million, and includes all capitalized interest and fees. As of December 31, 2025, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, totaled $46.6 million, inclusive of $47.9 million of principal (which includes capitalized interest and fees), partially offset by $1.3 million of the unamortized OID for the extension fee.

Non-Operating Corporate

10.50% 2027 Senior Secured Notes

In August 2025, the Company closed on an exchange offer and consent solicitation to eligible holders of its 8.50% senior secured notes due 2026 (“8.50% 2026 Senior Secured Notes”) to exchange such notes for newly issued 10.50% senior secured notes due 2027 (the “10.50% 2027 Senior Secured Notes”). The Company, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee, entered into an indenture (the “10.50% 2027 Senior Secured Notes Indenture”) governing the 10.50% 2027 Senior Secured Notes and the Company issued $360.4 million aggregate principal amount of 10.50% 2027 Senior Secured Notes as consideration for the exchange of $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes. The new principal amount includes fees payable to the lenders and $52.50 principal amount of 10.50% 2027 Senior Secured Notes per $1,000 principal amount of 8.50% 2026 Senior Secured Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 8.50% 2026 Senior Secured Notes that was due on August 1, 2025. The 10.50% 2027 Senior Secured Notes mature on February 1, 2027. Total fees and additional interest of $18.3 million payable to the lenders and capitalized into the new principal amount under the exchange offer was recorded as an OID and remaining unamortized deferred financing fees of $1.3 million allocated from the 8.50% 2026 Senior Secured Notes exchanged are being amortized into interest expense over the term of the notes using the effective interest rate method.

The 10.50% 2027 Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $18.9 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. On July 31, 2026, the parties to the 10.50% 2027 Senior Secured Notes Indenture amended the indenture to permit interest for the period from February 1, 2026 through July 31, 2026 on 10.50% 2027 Senior Secured Notes held by consenting holders to be paid in kind in respect of the August 1, 2026 interest payment by increasing the principal amount of the notes or issuing additional notes. Consenting holders also received a consent fee equal to 1.5% of the principal amount of the notes, for which they granted consent, paid through the issuance of additional 10.50% 2027 Senior Secured Notes. 10.50% 2027 Senior Secured Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. As a result, on August 3, 2026, the total outstanding principal amount of 10.50% 2027 Senior Secured Notes increased by $21.6 million and the Company paid $3.1 million in cash interest rather than $19.9 million (which would otherwise have been due). The total consent fee, reflecting the principal amount of additional note issuances, was $4.8 million and was recorded as an additional OID which is being amortized into interest expense over the term of the notes using the effective interest rate method. The supplemental indenture also permitted related additional note issuances and waived defaults arising from the amendments and issuances. All subsequent interest payments are payable in cash.

Aggregate interest expense for the 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $15.3 million and $8.2 million for the three months ended September 30, 2026 and 2025, respectively, and was $41.6 million and $8.2 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the total carrying amount related to the notes was $392.8 million, inclusive of $400.9 million aggregate principal outstanding (which includes capitalized interest), partially offset by $7.8 million of unamortized OID and $0.3 million of unamortized deferred financing fees. As of December 31, 2025, the total carrying amount related to the notes was $345.5 million, inclusive of $360.4 million aggregate principal outstanding, partially offset by $13.9 million of the unamortized OID and $1.0 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 16.8% and 14.4% as of September 30, 2026 and December 31, 2025, respectively.

Subsequent to quarter-end on October 15, 2026, the Company made a partial redemption for $325.0 million in principal amount of its 10.50% 2027 Senior Secured Notes for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption. The total payment was $332.0 million, inclusive of $7.0 million in unpaid accrued interest and $325.0 million in principal. The Company must apply the net proceeds from sale of the Stock Consideration following expiration of the related Lock-Up Period (as defined in Note 3. Disposals and Assets and Liabilities Held for Sale) to redeem the remaining 10.50% 2027 Senior Secured Notes within 15 days after receipt. The amount of remaining 10.50% 2027 Senior Secured Notes that are required by their terms to be redeemed is dependent on the amount of proceeds the Company receives upon sale of the Stock Consideration following the expiration of the Lock-Up Period. However, because the terms of the 10.50% 2027 Senior Secured Notes do not permit redemption of the 2027 Convertible Notes while the 10.50% 2027 Senior Secured Notes remain outstanding, the Company must redeem all 10.50% 2027 Senior Secured Notes prior to the required redemption of the 2027 Convertible Notes unless alternative arrangements are made.

The Company’s obligations under the 10.50% 2027 Senior Secured Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors that guaranteed the 8.50% 2026 Senior Secured Notes (the “Subsidiary Guarantors”). The 10.50% 2027 Senior Secured Notes and the related guarantees are senior secured obligations of the Company and the Subsidiary Guarantors. The 10.50% 2027 Senior Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

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

Additionally, the 10.50% 2027 Senior Secured Notes Indenture required the Company to meet certain milestones with respect to strategic alternatives for its operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, the Company was thus required to commence a sales process for DBMG which included separate milestone requirements. On August 7, 2026, the Company entered into the DBMG Transaction Agreement by and among the Company, IES, Merger Sub and DBMGi. Pursuant to the DBMG Transaction Agreement, upon the terms and subject to the conditions thereof, (i) Seller sold, and Merger Sub purchased from Seller, approximately 91.2% of the outstanding shares of common stock of DBMG and (ii) immediately following the Acquisition, Merger Sub merged with and into DBMG pursuant to Section 253 of the DGCL, with DBMG surviving the merger as a wholly owned subsidiary of IES. As a result of the execution of the DBMG Transaction Agreement, the aforementioned milestones were satisfied in full. The transaction closed on October 5, 2026 and a portion of the proceeds were applied for a partial $325.0 million principal redemption of the 10.50% 2027 Senior Secured Notes as described above. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information on the DBMG Sale.

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

In connection with the DBMG Sale, on August 7, 2026 (refer to Note 3. Disposals and Assets and Liabilities Held for Sale), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, entered into a supplemental indenture (the “DBMG Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. The DBMG Senior Secured Notes Supplemental Indenture was entered into with the consent of the holders required under the 10.50% 2027 Senior Secured Notes Indenture. The DBMG Senior Secured Notes Supplemental Indenture amended the 10.50% 2027 Senior Secured Notes Indenture to, among other things, permit and provide for the DBMG Sale and waive any and all defaults, events of default or other defaults that may have occurred, or that may arise under the 10.50% 2027 Senior Secured Notes Indenture as a result thereof. Pursuant to the DBMG Senior Secured Notes Supplemental Indenture, the DBMG Sale did not constitute an “Asset Sale” or a “Change of Control” under the 10.50% 2027 Senior Secured Notes Indenture, and net cash proceeds from the DBMG Sale, after any permitted repayment of revolving debt under the Revolving Line of Credit, were required to be applied to redeem the 10.50% 2027 Senior Secured Notes within 15 days after receipt. Under the DBMG Senior Secured Notes Supplemental Indenture, all net cash proceeds of the DBMG Sale are required to be held in a deposit account subject to a control agreement, and all non-cash proceeds of the DBMG Sale are required to be subject to a valid and enforceable perfected lien in favor of the collateral trustee for the benefit of the holders of the applicable series of Notes. The DBMG Senior Secured Notes Supplemental Indenture also provides for the release of liens on collateral disposed of in connection with the DBMG Sale.

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

In connection with the Spectrum agreements entered into on May 29, 2026 (refer to Note 3. Disposals and Assets and Liabilities Held for Sale), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “Collateral Agent”), entered into an amended supplemental indenture (the “Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. Pursuant to the Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture, certain provisions of the 10.50% 2027 Senior Secured Notes Indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the Notes outstanding voting as a single class (the “Requisite Holders”). In addition, the Requisite Holders consented to the transactions related to the Spectrum Merger and the New Spectrum Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the indentures as a result thereof.

8.50% Senior Secured Notes due 2026

The original $330.0 million aggregate principal amount of 8.50% senior secured notes due February 1, 2026 (the “8.50% 2026 Senior Secured Notes”) were issued in 2021 at 100% of par. In August 2025, the Company exchanged $328.1 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes for new 10.50% 2027 Senior Secured Notes, as discussed above. Subsequent to the exchange, the Company had $1.9 million aggregate principal amount of the 8.50% 2026 Senior Secured Notes remaining. On February 2, 2026, the Company repaid the remaining principal balance and all accrued interest.

The 8.50% 2026 Senior Secured Notes had a stated annual interest rate of 8.50% and had an effective interest rate of 9.3%, which reflected the initial $10.8 million of deferred financing fees in 2021, including underwriting fees. Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense, including the contractual interest coupon and amortization of the deferred financing fees was $2.6 million and $17.9 million for the three and nine months ended September 30, 2025, respectively.

2027 Convertible Notes

On August 4, 2025, the Company exchanged $48.7 million of the then outstanding aggregate principal amount of the 2026 Convertible Notes for $53.5 million aggregate principal amount of newly issued 2027 Convertible Notes. The new principal amount included fees payable to the lenders and $47.50 principal amount of 2027 Convertible Notes per $1,000 principal amount of 2026 Convertible Notes exchanged, paid to exchanging holders in lieu of the interest payment in respect of the 2026 Convertible Notes that was due on August 1, 2025. The 2027 Convertible Notes mature on March 1, 2027, unless earlier converted, redeemed or purchased.

The following amounts were recorded as an OID or deferred financing cost and are being amortized into interest expense over the term of the 2027 Convertible Notes using the effective interest rate method: total new fees and additional interest of $2.9 million payable to the lenders and capitalized into the principal amount for the convertible notes exchanged, remaining unamortized deferred financing fees of $0.2 million allocated from the 2026 Convertible Notes exchanged, and a discount of $0.5 million, attributable to the increase in fair value of the embedded conversion option, offset partially by $2.4 million in remaining unamortized premiums allocated from the 2026 Convertible Notes exchanged.

The 2027 Convertible Notes accrue interest at a rate of 9.50% per year. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $2.5 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. On July 31, 2026, the parties to the 2027 Convertible Notes Indenture amended that indenture to permit interest for the period from February 1, 2026 through July 31, 2026 on 2027 Convertible Notes held by consenting holders to be paid in kind in respect of the August 1, 2026 interest payment by increasing the principal amount of the 2027 Convertible Notes or issuing additional notes. Consenting holders also received a consent fee equal to 1.5% of the principal amount of the 2027 Convertible Notes for which they granted consent, paid through the issuance of additional 2027 Convertible Notes. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. As a result, on August 3, 2026, the total outstanding principal amount of 2027 Convertible Notes increased by $2.9 million and the Company paid $0.5 million in cash interest rather than $2.7 million (which would otherwise have been due). The total consent fee, reflecting the principal amount of additional note issuances, was $0.7 million and was recorded as additional OID which is being amortized into interest expense over the term of the 2027 Convertible Notes using the effective interest rate method. The supplemental indenture also permitted related additional note issuances and waived defaults arising from the amendments and issuances. All subsequent interest payments are payable in cash.

Aggregate interest expense, including the contractual interest coupon and amortization was $1.8 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and was $4.8 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. The effective interest rate on the 2027 Convertible Notes was 13.1% and 11.1% as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, the total carrying amount related to the notes was $58.0 million, inclusive of $58.9 million aggregate principal outstanding (which includes capitalized interest), partially offset by a remaining unamortized net OID of $0.8 million and unamortized deferred financing fees of $0.1 million. As of December 31, 2025, the total carrying amount related to the notes was $52.5 million, inclusive of $53.5 million aggregate principal outstanding, partially offset by a remaining unamortized net OID of $0.8 million and unamortized deferred financing fees of $0.2 million.

Subject to and upon compliance with the provisions of the 2027 Convertible Notes Indenture, each holder has the right, at such holder’s option, at any time prior to the close of business on the business day immediately preceding the maturity date, to convert the principal amount of any such notes, or any portion of such principal amount, into cash, shares of the Company's common stock or a combination thereof, at the election of the Company, based on an initial conversion rate of 23.6327 shares of common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $42.31 per share of the Company’s common stock), in principal amounts of $1,000 or an integral multiple of $1.00 in excess thereof. In addition, following a Make-Whole Fundamental Change (as defined in the 2027 Convertible Notes Indenture) or the Company’s delivery of a notice of redemption for the 2027 Convertible Notes, the Company will, in certain circumstances, be required to increase the conversion rate for a holder who elects to convert its 2027 Convertible Notes in connection with (i) such Make-Whole Fundamental Change or (ii) such notice of redemption. The initial maximum number of securities underlying the 2027 Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the 2027 Convertible Notes Indenture, and assuming that the Company has obtained the requisite stockholder approval referred to above, was 1,543,174 shares of the Company’s common stock. As of September 30, 2026, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of the Company's common stock, for a total of 1,391,979 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on September 30, 2026, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

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

In connection with the Spectrum agreements entered into on May 29, 2026 (refer to Note 3. Disposals and Assets and Liabilities Held for Sale), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “2027 Convertible Notes Collateral Agent”), entered into an amended supplemental indenture (the “Amended 2027 Convertible Notes Supplemental Indenture”) to the 2027 Convertible Notes Indenture. Pursuant to the Amended 2027 Convertible Notes Supplemental Indenture, certain provisions of the 2027 Convertible Notes Indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the notes outstanding voting as a single class (the “2027 Convertible Notes Requisite Holders”). In addition, the 2027 Convertible Notes Requisite Holders consented to the transactions related to the Spectrum Merger and the New Spectrum Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the indentures as a result thereof.

In connection with the DBMG Sale, on August 7, 2026 (refer to Note 3. Disposals and Assets and Liabilities Held for Sale), the Company, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, entered into a supplemental indenture (the “DBMG 2027 Convertible Notes Supplemental Indenture”) to the 2027 Convertible Notes Indenture. The DBMG 2027 Convertible Notes Supplemental Indenture was entered into with the consent of the holders required under the 2027 Convertible Notes Indenture. The DBMG 2027 Convertible Notes Supplemental Indenture amended the 2027 Convertible Notes Indenture to, among other things, permit and provide for the DBMG Sale and waive any and all defaults, events of default or other defaults that may have occurred, or that may arise under the 2027 Convertible Notes Indenture as a result thereof. In addition, the DBMG 2027 Convertible Notes Supplemental Indenture clarified that a sale of DBMG constitutes a fundamental change to allow the 2027 Convertible Notes Indenture to require that the Company make an offer to purchase the 2027 Convertible Notes at a price in cash equal to 100% of the principal amount thereof (unless earlier redeemed), together with accrued and unpaid interest, if any, to the date of purchase, for settlement within approximately 45 days of closing the DBMG Sale. Under the DBMG 2027 Convertible Notes Supplemental Indenture, all net cash proceeds of the DBMG Sale are required to be held in a deposit account subject to a control agreement, and all non-cash proceeds of the DBMG Sale are required to be subject to a valid and enforceable perfected lien in favor of the collateral trustee for the benefit of the holders of the applicable series of Notes. The DBMG 2027 Convertible Notes Supplemental Indenture also provides for the release of liens on collateral disposed of in connection with the DBMG Sale.

On October 9, 2026, in connection with the closing of the DBMG Sale, the Company entered into a supplemental indenture (the “DBMG Closing Supplemental Indenture”) to the 2027 Convertible Notes Indenture. The DBMG Closing Supplemental Indenture amends the 2027 Convertible Notes Indenture to (i) require the redemption of all 2027 Convertible Notes on the 15th business day following the termination of the Lock-Up Period applicable to the Stock Consideration the Company received in connection with the DBMG Sale for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption and (ii) correspondingly, confirm that no offer to repurchase the 2027 Convertible Notes need be made. The Lock-Up Period will expire upon the earlier of December 4, 2026 and the date that a registration statement that registers the resale by the Company of all shares received as Stock Consideration in connection with the DBMG Sale is declared effective. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information on the DBMG Sale and Lock-Up Period.

2026 Convertible Notes

The original 7.50% convertible notes (the “2026 Convertible Notes”) were issued under an indenture dated February 1, 2021, between the Company and U.S. Bank, as trustee. As discussed above, on August 4, 2025, pursuant to the Exchange Agreements, the Company exchanged $48.7 million aggregate principal amount of the 2026 Convertible Notes for new 2027 Convertible Notes. Subsequent to the exchanges in 2025, the Company had $0.2 million aggregate principal remaining of the 2026 Convertible Notes. The 2026 Convertible Notes matured on August 1, 2026 and were redeemed in full on August 3, 2026.

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

Interest was payable semi-annually in arrears on February 1st and August 1st of each year. Aggregate interest expense recognized relating to both the contractual interest coupon and amortization of discount, net of premium and deferred financing costs was insignificant for the three and nine months ended September 30, 2026, and was $0.1 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.

Revolving Line of Credit

The Company has a revolving credit agreement with MSD PCOF Partners IX, LLC (“MSD”), which has a maximum commitment of $20.0 million (“Revolving Line of Credit”). As of both September 30, 2026 and December 31, 2025, the outstanding balance was $20.0 million. The maturity date of the Revolving Line of Credit, as amended on August 28, 2026, is December 31, 2026.

Subsequent to quarter end, upon closing of the DBMG Sale on October 5, 2026, a portion of the proceeds were applied to fully repay and terminate the Revolving Line of Credit. The aggregate outstanding balance upon such repayment was $20.7 million, reflective of a $20.0 million principal balance and total accrued and unpaid interest, exit and extension fees of $0.7 million. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information on the DBMG Sale.

The Revolving Line of Credit has an interest rate margin applicable to loans borrowed under the Revolving Line of Credit of 5.75%, and the benchmark rates for the interest are SOFR-based rates. As of September 30, 2026 and December 31, 2025, the interest rate on the Revolving Line of Credit was 9.7% and 10.0%, respectively. Interest is paid quarterly in arrears. The Revolving Line of Credit also includes a commitment fee at a per annum rate of 1.0% calculated based on the actual daily amount of unused availability under the Revolving Line of Credit with MSD, and also includes a requirement for prepayment using the net cash proceeds received from certain asset sales. The affirmative and negative covenants governing the Revolving Line of Credit are substantially consistent with the affirmative and negative covenants contained in the indentures that govern the Company's senior secured notes.

On August 4, 2025, the Company and MSD entered into an Eighth Amendment to Credit Agreement, which among other things, extended the maturity of the Revolving Line of Credit agreement to September 15, 2026, and added a new $0.4 million extension fee that is payable on the earlier of maturity date or date of prepayment of the debt. The $0.4 million extension fee and third-party legal costs of $0.3 million incurred under the amendment are being amortized into interest expense over the term of the Revolving Line of Credit.

In connection with the Spectrum agreements entered into on May 29, 2026, the Company entered into a ninth amendment (the “Ninth Amendment”) to the Revolving Line of Credit agreement with MSD. Pursuant to the Ninth Amendment, certain provisions of the Revolving Line of Credit agreement, including certain definitions and negative covenants, were amended with the consent of MSD. In addition, MSD consented to the transactions related to the Spectrum Merger and the New Spectrum Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the Revolving Line of Credit agreement as a result thereof.

On August 28, 2026, the Company and MSD entered into a Tenth Amendment to Credit Agreement, which among other things, extended the maturity of the Revolving Line of Credit agreement to December 31, 2026, and added a new 1.50% exit fee that is payable on the earlier of maturity date or date of prepayment of the debt. The additional exit fee of $0.3 million is being amortized into interest expense over the remaining term of the Revolving Line of Credit.

Any failure to comply with the restrictions in the agreements governing the Company's indentures, or any agreement governing other indebtedness the Company could incur, may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt.

CGIC Promissory Note

On August 4, 2025, the Company and CGIC entered into a Subordinated Secured Promissory Note to, among other things, extend the maturity of its existing subordinated unsecured promissory note with CGIC (the “CGIC Note”) from February 28, 2026 to April 30, 2027, and secure the amended CGIC Note by a third priority lien on the same collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The amended CGIC Note has a stated interest rate of 16.0% and an effective interest rate of 14.6% as of both September 30, 2026 and December 31, 2025. Interest on the amended CGIC Note was paid monthly and in kind through August 31, 2026. All interest payments thereafter will be payable in cash, in arrears. In August 2025, as part of the agreement with CGIC, the accrued value of 8,063 shares of Series A-4 Preferred Stock of the Company held by CGIC, and unpaid accrued dividends for the A-3 and A-4 Preferred Stock were exchanged for an additional principal amount of the CGIC Note, on a dollar-for-dollar basis (the “Preferred Stock Exchange”). The additional principal amount incurred under the Preferred Stock Exchange was $9.6 million (reflective of the $9.1 million accrued value of the Series A-4 Preferred Stock and $0.5 million in accrued dividends on the Series A-3 and A-4 Preferred Stock). In addition, an extension fee and accrued interest of $2.4 million on the CGIC Note through July 31, 2025, were capitalized to the new principal amount of the CGIC Note, for a total new aggregate outstanding principal amount of $43.0 million. The new extension fee was recorded as an OID to the carrying amount of the note and is being amortized into interest expense over the term of the CGIC Note using the effective interest rate method.

The original CGIC subordinated unsecured promissory note, which was issued at 100% of par, was entered into in 2023 in connection with the redemption of DBM Global Intermediate Holdco Inc.'s Series A Fixed-to-Floating Rate Perpetual Preferred Stock (the “DBMGi Series A Preferred Stock”), had a principal amount of $35.1 million, an original maturity date of February 28, 2026, and bore interest at 9.0% per annum through May 8, 2024, 16.0% per annum from May 9, 2024 to May 8, 2025, and 32.0% per annum thereafter.

For the three months ended September 30, 2026 and 2025, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $1.9 million and $1.5 million, respectively, and cash paid for interest to CGIC was $0.7 million and zero, respectively, for the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $5.4 million and $4.2 million, respectively, and cash paid for interest to CGIC was $0.7 million and $3.2 million, respectively. During the nine months ended September 30, 2026 and 2025, in accordance with the terms of the amended CGIC Note, $5.2 million and $1.1 million of interest, respectively, was capitalized into the principal balance. As of September 30, 2026, the total carrying amount related to the CGIC Note was $51.5 million, inclusive of $51.1 million of principal (including capitalized interest) and a net unamortized premium of $0.4 million. As of December 31, 2025, the total carrying amount of the note was $46.8 million, inclusive of $45.9 million of principal (including capitalized interest) and a net unamortized premium of $0.9 million.

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

8. Income Taxes

The Company uses the Annual Effective Tax Rate ("ETR") approach of ASC 740-270, Interim Reporting, to calculate its interim tax provision.

Income tax expense was $2.9 million and a benefit of $7.1 million for the three months ended September 30, 2026 and 2025, respectively. Income tax expense was $18.9 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively. Income tax expense primarily relates to the tax expense as calculated for taxpaying entities, including the tax expense/benefit associated with the INNOVATE Corp. U.S. consolidated group due to the U.S. enacted Public Law 115-97, known informally as the Tax Cuts and Jobs Act (the "TCJA") 80 percent limitation on net operating losses incurred after 2017. Additionally, the tax benefits associated with losses generated by certain other businesses have been reduced by a full valuation allowance as management does not believe it is more-likely-than-not that the losses will be utilized.

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

Due to the TCJA in 2017, U.S. NOL carryforwards in the amount of $141.8 million, generated after 2017 have an indefinite carryforward period. U.S. NOL carryforwards, in the amount of $34.5 million, generated prior to 2018 will expire, if unused, by 2037.

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

The Company did not have any unrecognized tax benefits as of September 30, 2026 and 2025, related to uncertain tax positions that would impact the effective income tax rate if recognized. The Company has reduced the NOL carryforward by $58.7 million for uncertain tax positions based on our interpretation of tax laws and regulations that are subject to varied interpretations by the IRS.

Examinations

The Company conducts business globally, and as a result, INNOVATE or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Tax years 2002-2025 remain open for examination.

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

9. Commitments and Contingencies

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

GrayWolf Collective Action Claim

On March 24, 2026, a subsidiary of DBM Global, GrayWolf Integrated Construction Company, received a draft of a purported Collective Action Complaint entitled Hilario Riviera, Individually and for Others Similarly Situated v. GrayWolf Integrated Construction Company (the "Draft Complaint") alleging that GrayWolf failed to properly pay Riviera for all hours worked because GrayWolf automatically rounded the punch in and punch out times for work to the nearest half hour for GrayWolf’s own primary benefit and to the detriment of Riviera and other hourly employees. The Draft Complaint also states that GrayWolf paid Riviera and other hourly employees “per diems,” not reasonably calculated to reimburse expenses and based on time worked, but GrayWolf excluded “per diems” from their regular rate of pay for overtime purposes. The action is purported to be brought under the Fair Labor Standards Act (the "FLSA") on behalf of hourly employees for the last three years who had wages rounded or received "per diems". GrayWolf has entered into a “Tolling Agreement” with the Plaintiff to stay any statute of limitations while GrayWolf investigates this matter and expects that it will vigorously contest the allegations. Accordingly, a reasonable estimate of any range of potential loss cannot be determined at this time. The Company is not itself party to this litigation and, as a result of the DBMG Sale subsequent to quarter-end, the Company no longer owns GrayWolf as of October 5, 2026.

Other Commitments and Contingencies

In connection with the Spectrum Merger and the DBMG Sale, the Company and/or certain subsidiaries undertook indemnification obligations under the respective transaction agreements. These obligations cover indemnification for the buyers for losses arising from breaches of representations and warranties, covenants and certain pre-closing taxes. Applicable survival periods, thresholds, caps and exceptions vary by transaction and claim type. Both transactions are also subject to customary post-closing purchase price adjustments.

As of September 30, 2026, no indemnification claims have been asserted, and the Company has not recorded a liability for these obligations because it believes the likelihood of material payments is remote.

Letters of Credit and Performance Bonds

As of September 30, 2026, DBMG had outstanding letters of credit of $5.8 million under credit and security agreements and performance bonds of $850.8 million. As of December 31, 2025, DBMG had outstanding letters of credit of $0.1 million under credit and security agreements and performance bonds of $680.2 million. DBMG’s contract arrangements with customers sometimes require DBMG to provide performance bonds to partially secure its obligations under its contracts. Bonding requirements typically arise in connection with private contracts and sometimes with respect to certain public work projects. DBMG’s performance bonds are obtained through surety companies and typically cover the entire project price. The ratings of the bonding companies utilized by DBMG are highly rated, ranging from A-, A, A+, AA- and AA.

Concentrations of Credit Risk

The Company's revenue concentrations of 10% and greater were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
	Segment	Revenue	Revenue	Revenue	Revenue
Customer A	Infrastructure	21.5%	18.2%	24.5%	*
Customer B	Infrastructure	*	*	10.8%	*
Customer C	Infrastructure	13.6%	*	*	*

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for accounts receivable concentrations.

10. Share-based Compensation

Total share-based compensation expense recognized by the Company and its subsidiaries under all equity compensation arrangements was $0.5 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.5 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively, which is included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Restricted Stock and Restricted Stock Units

A summary of INNOVATE’s restricted stock and restricted stock unit activity is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2025	314,176	$6.22
Granted	216,456	$7.49
Vested	(274,955)	$6.11
Unvested - September 30, 2026	255,677	$7.40

The aggregate vesting date fair value of the restricted stock and restricted stock units which vested during the nine months ended September 30, 2026 and 2025, was $2.5 million and $1.3 million, respectively. As of September 30, 2026, the total unrecognized share-based compensation expense related to unvested restricted stock was $1.6 million and is expected to be recognized over the remaining weighted-average period of 1.2 years.

Stock Options

A summary of INNOVATE’s stock options is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding - December 31, 2025	317,733	$13.39
Granted	100,000	$7.17
Outstanding - September 30, 2026	417,733	$11.90

Exercisable - December 31, 2025	217,733	$16.94
Exercisable - September 30, 2026	317,733	$13.39

As of September 30, 2026, the intrinsic value and weighted-average remaining life of the Company's outstanding and exercisable stock options were $0.5 million and approximately 8.2 years, respectively. The maximum contractual term of the Company's exercisable stock options is approximately ten years. As of September 30, 2026, there were 100,000 unvested stock options and $0.5 million of unrecognized share-based compensation expense related to unvested stock options which is expected to be recognized over the remaining period of approximately one year.

Subsequent to quarter end, on October 2, 2026, the Compensation Committee of the Board of Directors of the Company designated all equity awards outstanding under the Company’s Second Amended and Restated 2014 Omnibus Equity Award Plan (the “Plan”) at the closing of the DBMG Sale (the “Outstanding Awards”) as Replacement Awards under Section 13(b) of the Plan. As a result of such designation, the vesting of the Outstanding Awards will not accelerate solely as a result of the closing of the DBMG Sale, but will only accelerate upon the occurrence of an Involuntary Termination (as defined in the Plan) of the applicable participant within two years following the closing of the DBMG Sale.
11. Equity and Temporary Equity

Common Stock

At-the-Market Offering

On August 10, 2026, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Jefferies as its sales agent, shares (the “Shares”) of its common stock, par value $0.001 per share (the “Common Stock”) for aggregate gross sales proceeds not to exceed $31.0 million.

The Company will pay Jefferies a commission equal to 3.0% of the gross sales proceeds of any Shares sold through Jefferies under the Sales Agreement. The Company is not obligated to sell any Shares under the Sales Agreement and as of September 30, 2026, no shares have been sold under the At-the-Market Offering (“ATM Program”).

The shelf registration statement under which the ATM Program was established expired on October 6, 2026. Sales require the filing of a prospectus supplement under the Company’s new Registration Statement on Form S-3 (File No. 333-298167), filed with the SEC on August 10, 2026, as amended on August 19, 2026 and declared effective on August 21, 2026. The Company has not yet filed that supplement. Any sales will depend on market conditions, and there can be no assurance that proceeds will be available when needed.

The Company incurred $1.0 million in expenses related to the ATM Program for both the three and nine months ended September 30, 2026.

Preferred Shares

The Company’s preferred shares authorized, issued and outstanding consisted of the following:

	September 30, 2026	December 31, 2025

Preferred shares authorized, $0.001 par value	20,000,000	20,000,000
Series A-3 shares issued and outstanding	6,125	6,125
Series A-4 shares issued and outstanding	1,937	1,937

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

On August 4, 2025, INNOVATE closed on a Preferred Stock Exchange with CGIC that resulted in the redemption of 8,063 shares of Series A-4 Preferred Stock of the Company and unpaid accrued dividends for the A-3 and A-4 Preferred Stock for an additional principal amount of the CGIC Note. Refer to Note 7. Debt Obligations for additional information.

Since the time of issuance of the Series A-3 and Series A-4 Preferred Stock on July 1, 2021, the Series A-3 and Series A-4 Preferred Stock have been classified as temporary equity in the Company's Condensed Consolidated Balance Sheet. The Series A-3 and remaining A-4 Preferred Stock have a combined redemption value of $9.9 million (which includes accreted dividends) and $0.8 million in accrued cash dividends as of September 30, 2026.

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

During 2026, the Board has not declared any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.4 million, $0.3 million and $0.4 million, respectively, for the first, second and third quarters of 2026, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum.

During the three months ended March 31, 2025, the Board declared $0.3 million in cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock to holders of record as of March 31, 2025. The dividend was paid on April 15, 2025. During the second and third quarters of 2025, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.7 million and $0.5 million for the second and third quarters of 2025, respectively, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum.

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

On August 4, 2025, $0.5 million in accrued quarterly dividends was exchanged for an additional principal amount of the CGIC Note as part of the Preferred Stock Exchange. Refer to Note 7. Debt Obligations for additional information.

Subsequent Measurement. The Company elected to account for the Series A-3 and Series A-4 Preferred Stock by immediately recognizing changes in the redemption value as they occur. The carrying values of the Series A-3 and Series A-4 Preferred Stock are adjusted to equal what the redemption amount would be as if the redemption were to occur at the end of the reporting period as if it were also the redemption date for the Series A-3 and Series A-4 Preferred Stock. Any cash dividends paid directly reduce the carrying value of the Series A-3 and Series A-4 Preferred Stock until the carrying value equals the redemption value. Once the carrying value is equal to the redemption value, the dividends declared are accrued by debiting retained earnings, or if retained earnings is a deficit, then by debiting additional paid-in capital. The Company has historically paid cash dividends on its Series A-3 and Series A-4 Preferred Stock and expects to continue to either accrete and accrue or pay such dividends each quarter.

Optional Conversion. Each share of Series A-3 and Series A-4 may be converted by the holder into shares of the Company's common stock at any time based on the then-applicable conversion price. As of September 30, 2026, each share of the Series A-3 Preferred Stock was convertible at an accrued value of $1,000 per share, divided by the conversion price of $23.63 (as it may be adjusted from time to time, the "Series A-3 Conversion Price"), and each share of Series A-4 Preferred Stock was convertible at an accrued value of $1,000 per share divided by the conversion price of $34.40 (as it may be adjusted from time to time, the "Series A-4 Conversion Price") (collectively the “Conversion Prices”). The Conversion Prices have historically been adjusted from time to time and continue to be subject to potential adjustment for dividends, certain distributions, reverse stock splits or stock splits, combinations, reclassifications, reorganizations, mergers, recapitalizations and similar events, as well as in connection with issuances of equity or equity-linked or other comparable securities by the Company at a price per share (or with a conversion or exercise price or effective issue price) that is below the Conversion Prices (which adjustment shall be made on a weighted-average basis).

As of September 30, 2026, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 317,749 and 69,036 shares, respectively, of INNOVATE's common stock. As of December 31, 2025, the Series A-3 Preferred Stock and Series A-4 Preferred Stock, including the accrued value of accreting dividends, were convertible into 299,518 and 65,075 shares, respectively, of INNOVATE's common stock.

Redemption by the Holders / Automatic Conversion. On July 1, 2026, holders of the Series A-3 and Series A-4 became entitled to cause the Company to redeem, out of legally available funds, the Series A-3 and Series A-4 at the accrued value per share plus accrued but unpaid dividends (to the extent not included in the accrued value of Series A-3 and Series A-4). However, the Company did not have sufficient legally available funds to pay the redemption price in cash or other assets, upon receipt of the redemption notice (as disclosed above). Under the terms of the certificates of designation, because the preferred shares were not redeemed when required, they remain outstanding and continue to be entitled to all powers, designations, preferences, and other rights, including the right to accrual and payment of dividends and conversion rights and continue to be classified in temporary equity.
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

Each share of Series A-3 and Series A-4 that is not so redeemed when entitled to cause the Company to redeem the shares, will be automatically converted into shares of the Company's common stock at the Conversion Price then in effect.

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

R2 Technologies Non-Controlling Interests

The Company has non-controlling interests related to R2 Technologies in the form of common stock and previously also had redeemable non-controlling interests in the form of convertible preferred stock that was redeemable upon the occurrence of a change in control, as defined in the respective agreements. If an event is not solely within the control of the Company, the non-controlling interest is classified outside of permanent equity in the mezzanine section of a Company's Consolidated Balance Sheet. The Company adjusts the carrying value of the non-controlling interests based on an allocation of subsidiary earnings (losses) based on ownership interests. As of December 31, 2025, it was not deemed probable that the amounts relating to convertible preferred stock reflected in redeemable non-controlling interests would become redeemable as no change in control has occurred or was expected to occur; therefore, no additional adjustments or remeasurements were required at that time under ASC 480-10, Distinguishing Liabilities from Equity.

On July 28, 2026, R2 Technologies' preferred equity outstanding, and outstanding intercompany 13.0% convertible promissory notes due to Pansend with an aggregated principal balance of $7.8 million and total accrued interest of $1.1 million, were all converted into common equity. In addition, subsequent to the conversion on July 28, 2026, Pansend purchased 500 shares of Series A-1 convertible participating preferred stock of R2 Technologies ("R2 Series A Preferred Stock") for a total of $0.5 million and Pansend purchased an additional 1,000 shares of R2 Series A Preferred Stock during August, 2026 for a total of $1.0 million. As a result of these transactions Pansend's controlling interest in R2 Technologies increased from 80.8% prior to the transactions, to 86.7%. All intercompany transactions are eliminated on consolidation. R2 Technologies issued additional shares of common stock to the consenting converting holders in connection with the conversions. As the Company retained control of R2 Technologies, the transactions were accounted for as equity transactions in accordance with ASC 810, with no gain or loss recognized in the Condensed Consolidated Statements of Operations, and the change in the Company’s ownership interest reflected as a reallocation between additional paid-in capital ("APIC") and non-controlling interests, and the previously redeemable non-controlling interests in R2 Technologies reclassified from temporary equity to permanent equity.

Deemed dividend. The difference between the previous negative carrying amounts of the noncontrolling interests preferred stock and the fair value of the new common stock issued to noncontrolling interests of $10.3 million was recognized as a deemed dividend within APIC (reflected within transactions with non-controlling interests) and is reflected in our earnings per share calculations as a component of net income attributable to common stockholders and participating preferred stockholders. Refer to Note 14. Basic and Diluted Earnings (Loss) Per Common Share.

There were no remaining redeemable non-controlling interests related to R2 Technologies as of September 30, 2026. As a result of the allocation of losses, the redeemable non-controlling interest related to R2 Technologies was negative $1.0 million as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company had negative $7.2 million and negative $9.2 million, respectively, of R2 Technologies non-controlling interests reflected within Non-controlling interests within the Condensed Consolidated Balance Sheets.

12. Related Parties

Non-Operating Corporate

As of September 30, 2026, Lancer Capital held $2.4 million of the Company's 2027 Convertible Notes. This amount includes (i) $2.2 million of the Company's 2027 Convertible Notes that were issued on August 4, 2025, in exchange for the $2.0 million of principal amount of the Company's 2026 Convertible Notes held by Lancer prior to the exchange, with the resulting principal amount of the 2027 Convertible Notes including (i) capitalized interest and extension fees of $0.2 million, (ii) paid-in-kind interest of $0.1 million capitalized into the principal balance of the note on February 1, 2026 and (iii) $0.1 million of 2027 Convertible Notes issued on August 3, 2026, in connection with paid-in-kind interest accrued as of August 1, 2026. As of September 30, 2026, the $2.4 million in 2027 Convertible Notes is convertible into 57,734 shares of common stock of INNOVATE. As of December 31, 2025, Lancer Capital held $2.2 million in 2027 Convertible Notes which were convertible into 51,874 shares of common stock of INNOVATE. For the nine months ended September 30, 2026 and 2025, Lancer Capital earned $0.2 million and $0.1 million, respectively, in interest relating to these notes. Refer to Note 7. Debt Obligations for additional information on the 2027 Convertible Notes.

CGIC is a former significant shareholder and is the shareholder of the Company's Series A-3 Preferred Stock and Series A-4 Preferred Stock. On June 30, 2026, CGIC delivered a redemption notice requiring the Company to redeem the Company's Series A-3 Preferred Stock and Series A-4 Preferred Stock at the redemption price (accrued value plus all accrued and unpaid dividends, to the extent not included in the accrued value). Refer to Note 11. Equity and Temporary Equity for information on the redemption notice delivered with respect to the Company’s outstanding Series A-3 and Series A-4 Preferred Stock.

In addition, as of September 30, 2026 and December 31, 2025, the Company owed $51.1 million and $45.9 million, respectively, in principal amount of a promissory note owed to CGIC. Refer to Note 7. Debt Obligations for additional information. During the nine months ended September 30, 2026, the Company paid $0.6 million to CGIC related to a tax refund received from the IRS.

Life Sciences

As of September 30, 2026 and December 31, 2025, R2 Technologies had $52.4 million and $47.9 million, respectively, in principal amount of a 12.0% senior secured promissory note due to Lancer Capital. Refer to Note 7. Debt Obligations for additional information.

For the three months ended September 30, 2026 and 2025, R2 Technologies recognized revenue of $20 thousand and $1.1 million, respectively from sales and profit sharing agreements with a subsidiary of Huadong, and a related party of R2 Technologies, and $1.1 million and $2.5 million for the nine months ended September 30, 2026 and 2025. There were zero and $0.6 million of related receivables from this subsidiary of Huadong as of September 30, 2026 and December 31, 2025, respectively.

Royalty expenses and share-based compensation and royalty expenses related to Blossom Innovations, LLC ("Blossom"), an investor and licensor to R2 Technologies since 2014, totaled $0.1 million for each of the three months ended September 30, 2026 and 2025, respectively, and totaled $0.3 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. The related payables, and amounts accrued due to Blossom totaled $0.7 million and $0.5 million as of September 30, 2026, and December 31, 2025, respectively. In July 2026, R2 Technologies entered into a forbearance agreement with Blossom, deferring payment of amounts owed under its license agreement until the earlier of a change of control of R2 Technologies or December 31, 2026, in exchange for a four-year revenue share of 8% of R2 Technologies' net sales following the end of the current license royalty period, the terms of which remain subject to negotiation.

Huadong and Blossom also participated in R2 Technologies’ July 2026 recapitalization, converting their preferred stock into common stock and receiving additional common shares. Refer to Note 11. Equity and Temporary Equity for additional information.

Refer to Note 5. Investments for information regarding transactions with equity method investees of the Company.

13. Segments and Related Information

The Company currently operates in one primary geography - United States, and substantially all revenue is derived in the United States, and substantially all PP&E and intangible assets, including those within our segments held for sale reside in the United States. The Company's reportable segments are identified based on the nature of the services and products provided, the organizational structure, and the internal reporting system used by the Chief Operating Decision Maker ("CODM") to assess performance and allocate resources. As of September 30, 2026, the Company had three reportable operating segments, plus the Other segment, based on management’s organization of the enterprise - Infrastructure, Life Sciences, Spectrum and Other. The Company also has a Non-Operating Corporate segment. All inter-segment transactions are eliminated on consolidation. There are no inter-segment revenues. Refer to Note 1. Organization and Business for additional information on the organizational structure of the business and Note 4. Revenue and Contracts in Process for additional information on revenue by segment.

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

Financial information, including revenue and expenses, with respect to the Company’s operating segments, is as follows (in millions):

	Three Months Ended September 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$490.6	$1.2	$3.7	$—	$—	$495.5
Cost of revenue	415.7	0.8	2.1	—	—	418.6
Selling, general and administrative expenses	37.0	1.7	0.1	6.6	—	45.4
Depreciation and amortization	1.2	—	—	—	—	1.2
Other operating (income) loss (1)	0.9	—	(0.2)	—	—	0.7
Income (loss) from operations	$35.8	$(1.3)	$1.7	$(6.6)	$—	$29.6
Other data:
Capital cash expenditures	$28.4	$—	$0.3	$—	$—	$28.7

	Three Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$338.4	$3.1	$5.6	$—	$—	$347.1
Cost of revenue	292.3	2.2	2.9	—	—	297.4
Selling, general and administrative expenses	27.0	3.6	2.0	7.0	—	39.6
Depreciation and amortization	3.0	0.1	1.2	—	—	4.3
Other operating loss (income) (1)	0.1	—	(0.4)	—	—	(0.3)
Income (loss) from operations	$16.0	$(2.8)	$(0.1)	$(7.0)	$—	$6.1
Other data:
Capital cash expenditures	$7.0	$—	$0.8	$—	$—	$7.8
(1) Other operating loss for the three months ended September 30, 2026, primarily consisted of losses on the sales of various properties. Other operating income for the three months ended September 30, 2025, primarily consisted of a gain on legal settlement at the Company's Spectrum segment.

	Nine Months Ended September 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$1,262.5	$5.0	$14.4	$—	$—	$1,281.9
Cost of revenue	1,060.3	3.5	8.2	—	—	1,072.0
Selling, general and administrative expenses	103.1	5.6	4.9	12.7	—	126.3
Depreciation and amortization	6.9	0.1	1.9	—	—	8.9
Other operating (income) loss (1)	0.9	—	(0.3)	—	—	0.6
Income (loss) from operations	$91.3	$(4.2)	$(0.3)	$(12.7)	$—	$74.1
Other data:
Capital cash expenditures	$47.2	$—	$1.4	$—	$—	$48.6

	Nine Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Revenue	$836.4	$9.4	$17.5	$—	$—	$863.3
Cost of revenue	707.2	6.6	8.7	—	—	722.5
Selling, general and administrative expenses	83.1	11.1	5.8	12.5	—	112.5
Depreciation and amortization	9.2	0.3	3.6	—	—	13.1
Other operating loss (income) (1)	1.2	—	(0.4)	—	—	0.8
Income (loss) from operations	$35.7	$(8.6)	$(0.2)	$(12.5)	$—	$14.4
Other data:
Capital cash expenditures	$16.2	$—	$2.4	$—	$—	$18.6
(1) Other operating loss for the nine months ended September 30, 2026, primarily consisted of losses on the sales of various properties. Other operating loss for the nine months ended September 30, 2025, primarily consisted of a loss on lease modification and losses on the sales of various properties at the Company's Infrastructure segment, partially offset by a gain on legal settlement at the Company's Spectrum segment.

Certain balance sheet data:
	September 30, 2026
	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	Sub-Total	Infrastructure - Held for Sale	Spectrum - Held for Sale	Sub-Total - Held for Sale	Total
Investments (1)	$1.8	$57.6	$—	$—	$59.4	$—	$—	$—	$59.4
Total assets	$7.1	$57.6	$5.2	$—	$69.9	$950.4	$—	$950.4	$1,020.3

	December 31, 2025
	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	Sub-Total	Infrastructure - Held for Sale	Spectrum - Held for Sale	Sub-Total - Held for Sale	Total
Investments (1)	$1.8	$—	$—	$—	$1.8	$—	$—	$—	$1.8
Total assets	$9.6	$—	$7.1	$—	$16.7	$758.9	$174.5	$933.4	$950.1

(1) The Company's equity method investment in its Spectrum segment totaled $54.3 million and zero as of September 30, 2026 and December 31, 2025, respectively. The Company's equity method investments in its Life Sciences segment totaled $0.9 million as of both September 30, 2026 and December 31, 2025. Refer to Note 5. Investments for further details on the Company's investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of the consolidated segment income from operations to consolidated income (loss) from operations before income taxes:
Income from operations	$29.6	$6.1	$74.1	$14.4
Gain on sale of controlling interest in subsidiary	32.9	—	32.9	—
Interest expense	(31.1)	(23.4)	(83.2)	(65.0)
(Loss) gain on extinguishment of debt	(0.4)	—	18.0	(0.3)
Loss from equity investees	(0.4)	—	(0.4)	(5.9)
Other income, net	0.6	0.6	1.1	4.6
Income (loss) from operations before income taxes	$31.2	$(16.7)	$42.5	$(52.2)

14. Basic and Diluted Earnings (Loss) Per Common Share

Earnings (Loss) per share ("EPS") is calculated using the two-class method, which allocates earnings among common stock and participating securities to calculate EPS when an entity's capital structure includes either two or more classes of common stock or common stock and participating securities. Unvested share-based payment awards, that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, shares of any unvested restricted stock and shares of Series A-3 and Series A-4 preferred stock outstanding, of the Company are considered participating securities; however, these securities do not participate in losses and, as such, are excluded from the computation of basic loss per share during periods of net losses. The dilutive effect, if applicable, of stock options and their equivalents (including, if applicable, non-vested restricted stock units issued under share-based compensation plans), is computed using the treasury stock method and the dilutive effect, if applicable, of restricted stock awards is computed using the treasury stock method if this measurement is determined to be more dilutive than the two-class method in a period. The dilutive effect, if applicable, of convertible debt and convertible preferred stock is computed using the "if-converted method".

For the three and nine months ended September 30, 2026, the Company included 180,300 and 185,043, respectively, of common stock equivalents in the weighted average number of shares used to calculate diluted EPS. Other instruments that may, in the future, have a dilutive effect on EPS, but were excluded from the computations of diluted net income per share for the three and nine months ended September 30, 2026, and may be excluded from computations of diluted EPS in the future, are convertible preferred stock and convertible debt. The Company had no dilutive common stock equivalents during the three and nine months ended September 30, 2025, due to the results being a loss, net of tax. For the three and nine months ended September 30, 2025, 321,371 and 301,486, respectively, of common stock equivalents from unvested restricted stock awards and unvested restricted stock units were excluded from the weighted-average number of shares used to calculate diluted EPS as their inclusion would have been anti-dilutive. Other instruments that may, in the future, have a dilutive effect on EPS, but were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2025, and may be excluded from computations of diluted EPS in the future, are: convertible preferred stock, convertible debt, and stock options. Refer to Note 10. Share-based Compensation and Note 11. Equity and Temporary Equity for additional information on INNOVATE's equity instruments.

The following table presents a reconciliation of net income (loss) to net income (loss) used in the basic and diluted EPS calculations (in millions, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$28.3	$(9.6)	$23.6	$(56.4)
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.8)	0.7	(3.2)	3.2
Net income (loss) attributable to INNOVATE Corp.	26.5	(8.9)	20.4	(53.2)
Less: Preferred stock dividends	0.4	0.5	1.1	3.0
Less: Deemed dividend on subsidiary preferred stock attributable to non-controlling interests (1)	10.3	—	10.3	—
Net income (loss) attributable to common stockholders and participating preferred stockholders	$15.8	$(9.4)	$9.0	$(56.2)

Earnings (loss) allocable to common shares:
Participating shares
Weighted-average common shares outstanding	13,524,185	13,264,799	13,415,551	13,176,043
Unvested restricted stock	237,673	—	270,224	—
Series A-3 and Series A-4 Preferred Stock (as converted)	379,148	—	371,835	—
Total	14,141,006	13,264,799	14,057,610	13,176,043

Percentage of earnings (loss) allocated to:
Common stock	95.6%	100.0%	95.4%	100.0%
Unvested restricted stock	1.7%	—%	1.9%	—%
Series A-3 and Series A-4 Preferred Stock	2.7%	—%	2.7%	—%

Numerator for earnings (loss) per share:
Net income (loss) attributable to common stockholders - basic	$15.1	$(9.4)	$8.6	$(56.2)
Effect of assumed shares	—	—	—	—
Net income (loss) attributable to common stock holders - diluted	$15.1	$(9.4)	$8.6	$(56.2)

Denominator for earnings (loss) per share:
Weighted-average common shares outstanding - basic	13,524,185	13,264,799	13,415,551	13,176,043
Effect of assumed shares under the treasury stock method for stock options	180,300	—	185,043	—
Weighted-average common shares outstanding - diluted	13,704,485	13,264,799	13,600,594	13,176,043

Earnings (Loss) per share
Basic	$1.12	$(0.71)	$0.64	$(4.27)
Diluted	$1.10	$(0.71)	$0.63	$(4.27)
(1) Deemed dividend on R2 Technologies' subsidiary preferred stock attributable to non-controlling interests. Refer to Note 11. Equity and Temporary Equity for additional information.

15. Fair Value of Financial Instruments

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

September 30, 2026			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$4.2	$4.2	$—	$—	$4.2
Total assets not accounted for at fair value	$4.2	$4.2	$—	$—	$4.2

Liabilities
Debt obligations (2)	$574.5	$569.1	$—	$469.2	$99.9
Total liabilities not accounted for at fair value	$574.5	$569.1	$—	$469.2	$99.9
(1) Refer to Note 5. Investments for additional information.
(2) Excludes liabilities held for sale.

December 31, 2025			Fair Value Measurement Using:
	Carrying Value	Estimated Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Measurement alternative investment (1)	$0.9	$0.9	$—	$—	$0.9
Total assets not accounted for at fair value	$0.9	$0.9	$—	$—	$0.9

Liabilities
Debt obligations (2)	$513.0	$446.2	$—	$359.6	$86.6
Total liabilities not accounted for at fair value	$513.0	$446.2	$—	$359.6	$86.6
(1) Refer to Note 5. Investments for additional information.
(2) Excludes liabilities held for sale.

Debt Obligations. The fair value of the Company’s long-term obligations was determined using reporting from externally quoted market prices for INNOVATE's 10.50% 2027 Senior Secured Notes, 8.50% 2026 Senior Secured Notes, 2027 Convertible Notes, and 7.50% Convertible Senior Notes due 2026, which are reflected as Level 2 fair value measurements due to limited recently available observable trading activity for these instruments. The methodology for the Level 2 fair value measurements combines direct recent transaction activity or, if available, market observations from contributed sources with quantitative pricing models or fair value reports from valuation providers to generate evaluated prices and are classified as Level 2 fair value measurements. The Level 3 fair value measurements, including those for the Company's other debt instruments, were estimated using an income approach based on the expected future cash flows, discounted at an estimated market yield. The discount rate, or yield to maturity, was derived from a synthetic credit rating and corresponding market spread analysis as of the valuation date to estimate an option-adjusted spread which was then applied to the applicable risk-free curve, consistent with market observable inputs for similarly rated debt. Certain debt obligations have a fair value estimate equal to their carrying value due to recent transaction activity. The fair value of the debt instruments is disclosed for informational purposes and does not necessarily represent the amount that would be realized upon settlement or transfer.

16. Supplementary Financial Information

Other income, net

The following table provides information relating to Other income, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on step-up of equity method investment	$—	$—	$—	$4.4
Interest income	0.3	0.1	1.2	0.6
Foreign currency translation gains (losses)	—	0.1	(0.4)	(0.8)
Fair value gain on securities	0.2	0.3	0.1	0.8
Other	0.1	0.1	0.2	(0.4)
Total other income, net	$0.6	$0.6	$1.1	$4.6

Supplemental Cash Flow Information

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents, beginning of the period	$5.1	$15.8
Restricted cash included in other assets (non-current)	—	—
Total cash, cash equivalents and restricted cash, beginning of the period	$5.1	$15.8

Cash and cash equivalents, end of the period	$4.9	$2.6
Restricted cash included in other assets (non-current)	—	—
Total cash and cash equivalents and restricted cash, end of the period	$4.9	$2.6

Cash and cash equivalents classified in Assets held for sale, beginning of the period	$106.9	$33.0
Restricted cash classified in Assets held for sale (non-current)	0.6	0.6
Total cash and cash equivalents and restricted cash classified in Assets held for sale, beginning of the period	$107.5	$33.6

Cash and cash equivalents classified in Assets held for sale, end of the period	$86.6	$33.0
Restricted cash classified in Assets held for sale (noncurrent)	0.6	0.6
Total cash and cash equivalents and restricted cash classified in Assets held for sale, end of the period	$87.2	$33.6

Cash and cash equivalents, including cash and cash equivalents in Assets held for Sale, beginning of the period.	$112.0	$48.8
Restricted cash, including restricted cash in Assets held for Sale, beginning of the period.	0.6	0.6
Total cash and cash equivalents and restricted cash, including cash and cash equivalents and restricted cash in Assets held for Sale, beginning of the period.	$112.6	$49.4

Cash and cash equivalents, including cash and cash equivalents in Assets held for Sale, end of the period.	$91.5	$35.6
Restricted cash, including restricted cash in Assets held for Sale, end of the period.	0.6	0.6
Total cash and cash equivalents and restricted cash, including cash and cash equivalents and restricted cash in Assets held for Sale, end of the period.	$92.1	$36.2

Infrastructure and Spectrum cash flow information:
Cash provided by operating activities	$72.1	$69.3
Cash used in investing activities	$50.8	$17.8

Supplemental cash flow information:
Cash paid for interest	$9.9	$27.1
Cash paid for income taxes, net of refunds	$2.4	$4.6

Non-cash investing and financing activities:
Accrued interest and fees capitalized into principal debt (1)	$56.4	$63.1
Accrued dividends capitalized into principal debt	$—	$0.5
Exchange of preferred stock for debt	$—	$9.1
Property, plant and equipment included in accounts payable or accrued expenses (2)	$1.5	$1.1
(1) Includes accrued interest of $0.8 million capitalized quarterly into principal debt for the Spectrum Bridge Loan Facility for the nine months ended September 30, 2026.
(2) Includes property, plant and equipment included in accounts payable or accrued expenses for our Infrastructure segment of $1.5 million for the nine months ended September 30, 2026 and $1.1 million for our Infrastructure and Spectrum segments for the nine months ended September 30, 2025.

17. Subsequent Events

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 7. Debt Obligations for details regarding the October 5, 2026 closing of the DBMG Sale, repayment and termination of the DBMG Credit Agreement and Revolving Line of Credit, and related Corporate debt redemptions. On October 9, 2026, the Company entered into the DBMG Closing Supplemental Indenture requiring redemption of all 2027 Convertible Notes on the 15th business day following termination of the Stock Consideration lock-up period, at 100% of principal plus accrued and unpaid interest to, but excluding, the redemption date, and confirming that no repurchase offer is required. The lock-up period expires upon the earlier of December 4, 2026 and date of effectiveness of the registration statement for resale of the Stock Consideration.

Refer also to Note 10. Share-based Compensation for the October 2, 2026 designation of outstanding equity awards as Replacement Awards, under which vesting does not accelerate solely upon the DBMG Sale closing and accelerates only upon an Involuntary Termination of the applicable participant within two years following closing, as defined in the Plan.

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

We have recently completed highly substantial asset dispositions, including the sale of DBMG (the "DBMG Sale") and the sale of a controlling interest in Spectrum (the "Spectrum Merger"). We have also made substantial changes to our debt arrangements and other liabilities and expect to make further changes. These ongoing actions will substantially alter our business, prospects, cash flow, results of operations and financial position going forward and all information herein should be evaluated in light of these changes, and potential changes.

These transactions have and will substantially reshape our business and, as a result, our past financial results may not be a reliable indicator of future performance and historical trends should not be unduly used to anticipate results or trends in future periods.

The consummation of the DBMG Sale and the Spectrum Merger eliminates substantially all of our consolidated operating revenue, and our remaining assets will consist largely of investments, including our minority interest in Spectrum, and potentially net cash remaining after required repayments of indebtedness (of which we currently expect there to be none), as well as our remaining Life Sciences segment and limited remaining Other segment activities.

Thereafter, our primary source of income would be expected to be any dividends or distributions from our minority investments and interest earned on any marketable securities and cash and cash equivalents, as we pursue strategic opportunities.

Additionally, the DBMG Sale introduces additional liquidity risk because its consummation resulted in repayment or other payment obligations under certain instruments, including the Revolving Line of Credit, the Company's 10.50% Senior Secured Notes due 2027 (the "10.50% 2027 Senior Secured Notes") and the Company's 9.50% Convertible Senior Secured Notes due 2027 (the "2027 Convertible Notes"). Based on the September 30, 2026 market value of the IES common stock, received as partial consideration under the DBMG Sale, there would not be sufficient proceeds available for us to repay all of our debt instruments when required. If we are unable to obtain sufficient other available funds when required to repay all of the Company's debt instruments, a shortfall could result in defaults or cross-defaults, accelerate other obligations and further impair the Company’s ability to continue as a going concern. If we fail to consummate sufficient cash proceeds from the sale of the IES common stock or otherwise fund required redemptions we would be in violation of covenants under our remaining indebtedness (absent waivers or amendments), and would likely be unable to satisfy our debt service obligations and may be unable to continue as a going concern.

Our Business and Our Operations

As of September 30, 2026, we were a diversified holding company with principal operations conducted through three operating platforms or reportable segments: Infrastructure ("DBMG"), Life Sciences ("Pansend"), and Spectrum, plus our Other segment, which includes businesses that do not meet the separately reportable segment thresholds.

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

Recent Developments

Sale of DBMG

On August 7, 2026, we entered into a Transaction Agreement (the “DBMG Transaction Agreement”) by and among the Company, IES Holdings, Inc., a Delaware corporation (“IES” or the “Buyer”), IES Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and DBM Global Intermediate Holdco Inc., a Delaware corporation (“Intermediate” or "DBMGi" and together with the Company, “Seller”) to sell our interests in DBMG. Subsequent to quarter end, the DBMG Sale closed on October 5, 2026. Pursuant to the DBMG Transaction Agreement, upon the terms and subject to the conditions thereof, (i) Seller sold, and Merger Sub purchased from Seller, approximately 91.2% of the outstanding shares of common stock of DBMG (the “Acquisition”) in exchange for cash and equity consideration, net of customary adjustments at closing for cash, working capital, indebtedness and transaction expenses of DBMG and (ii) immediately following the Acquisition, Merger Sub merged with and into DBMG pursuant to Section 253 of the Delaware General Corporation Law (“DGCL”), with DBMG surviving the merger as a wholly owned subsidiary of IES (the “Merger” and, together with the Acquisition, the “DBMG Sale”).

Consideration paid to Seller at the closing of the Merger, representing Seller’s approximately 91.2% pro rata share of the purchase price, consisted of (i) 430,974 shares of IES’s common stock, par value $0.01 per share (the “Stock Consideration”), equal to the quotient of (a) $140 million divided by (b) $649.69 (the reference price used for calculating the Stock Consideration pursuant to the terms of the DBMG Transaction Agreement), multiplied by (c) 2 (to reflect the adjustment for IES's two-for-one stock split effected on August 21, 2026) and (ii) approximately $378 million in cash. The cash portion reflects Seller’s cash consideration of approximately $453 million, as adjusted pursuant to the terms of the DBMG Transaction Agreement for cash, indebtedness, and other customary adjustments. Each of the other DBMG stockholders, collectively representing the remaining approximately 8.8% of outstanding shares of DBMG common stock, received its pro rata share of the purchase price entirely in cash (subject to customary adjustments) unless such stockholder had made a proper demand for appraisal in accordance with Section 262 of the DGCL. Obligations under the DBMG Credit Agreement were repaid in full at closing, which reduced the cash proceeds of the DBMG Sale. The cash consideration paid to Seller is subject to additional adjustments as set forth in the DBMG Transaction Agreement. Additionally, IES paid Seller $35 million in cash at the closing of the DBMG Sale as compensation for costs and obligations borne by the Seller in connection with a joint tax election under Section 338 of the Internal Revenue Code made with respect to the DBMG Sale. Including this payment, Seller received total cash of approximately $413 million at closing.

In connection with the closing of the DBMG Sale, on October 5, 2026, all outstanding obligations under the Amended and Restated Credit Agreement, dated May 20, 2025, by and among DBMG, the lenders party thereto from time to time and UMB BANK, N.A. (the “DBMG Credit Agreement”) were repaid in full, including all accrued and unpaid interest and fees, in an aggregate amount of approximately $68.7 million. Upon such repayment, the DBMG Credit Agreement was terminated.

We expect to recognize a gain on the sale of DBMG in the fourth quarter of 2026, the calculation of which is pending finalization of closing adjustments and tax calculations. We incurred $3.9 million and $5.0 million in transaction costs for the three and nine months ended September 30, 2026, respectively, which are included in Selling, general and administrative expenses.

Under the DBMG Transaction Agreement, the Stock Consideration received is subject to a lock-up period following closing of the DBMG Sale, which will expire upon the earlier to occur of December 4, 2026 and the date that the registration statement to be filed with the SEC to register the resale by the Seller of all shares received as Stock Consideration (the “Registration Statement”) is declared effective (the "Lock-Up Period"). The DBMG Transaction Agreement provides that IES will use its commercially reasonable efforts (i) if eligible for automatic effectiveness, to file the Registration Statement on an automatically effective basis promptly after it files its Annual Report on Form 10-K in respect of its fiscal year ended September 30, 2026 or (ii) otherwise to file the Registration Statement as promptly as practicable following the closing of the DBMG Sale. The Stock Consideration is subject to additional terms and conditions set forth in a lock-up agreement entered into by the Company and IES at the closing of the DBMG Sale (the “Lock-Up Agreement”).

During the third quarter of 2026, our Infrastructure segment met the criteria for classification as held for sale in accordance with ASC 360-10 Property, Plant, and Equipment (“ASC 360-10”). As a result, the assets and liabilities of the Infrastructure segment are presented as held for sale in the current period, and the prior period assets and liabilities of the Infrastructure segment have been reclassified as held for sale for comparability purposes. While the Infrastructure segment met the criteria for held for sale classification, it is not separately presented as discontinued operations in accordance with ASC 205-20, as the DBMG Sale involves the disposal of substantially all of the Company's net assets.

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the DBMG Sale and redemption of DBMG's debt instruments outstanding.

Sale of Controlling Interest in Spectrum

On September 1, 2026, we completed the disposition of a controlling interest in Broadcasting through the merger (the “Spectrum Merger”) of HC2 Merger Sub, LLC, a Delaware limited liability company (“HC2 Merger Sub”), with and into HC2 Broadcasting Holdings Inc. (“HC2”), pursuant to the Agreement and Plan of Merger, dated as of May 29, 2026 (the “Merger Agreement”), by and among HC2, HC2 Holdco, HC2 Merger Sub and CONX Corp., a Nevada corporation (“CONX”). HC2 survived the Spectrum Merger as an indirect subsidiary of CONX (the “Surviving Entity”). Following the consummation of the Spectrum Merger, on September 2, 2026, HC2 was converted into a Delaware limited liability company (the “Conversion”) in accordance with the Merger Agreement, with the name HC2 Broadcasting Holdings LLC.

At the closing of the Spectrum Merger, the shares of common stock of HC2 (other than shares held by HC2 Merger Sub) were converted into the right to receive 25% of the shares of common stock of the Surviving Entity outstanding immediately following the closing, subject to certain post-closing adjustments as set forth in the Merger Agreement. The membership interests of HC2 Merger Sub outstanding immediately prior to the closing were converted into 75% of the shares of common stock of the Surviving Entity outstanding immediately following the closing, subject to certain post-closing adjustments as set forth in the Merger Agreement, representing the value attributable to (i) the extinguishment of the loans under the Bridge Loan Facility (as defined below) and (ii) the funding of up to an aggregate $75 million in equity commitments by CONX in favor of the Surviving Entity from time to time, approximately $3.7 million of which was funded at the closing and the balance of which is payable from time to time following the closing, which equity commitments are subject to certain adjustments as set forth in the Merger Agreement.

Upon consummation of the Spectrum Merger, the loan (including all accrued and capitalized interest) under the Loan Agreement, dated as of May 29, 2026 (the “New Spectrum Loan Agreement”), by and between HC2, as borrower, and HC2 Merger Sub, as lender, which provided for a bridge loan facility in an aggregate principal amount of $105 million (the “Bridge Loan Facility”), were extinguished in full and the New Spectrum Loan Agreement was terminated.

In connection with the Conversion, HC2, CONX Broadcast Group, LLC (“CONX Broadcast”) and HC2 Broadcasting Holdco, LLC (“HC2 Holdco”), a wholly owned subsidiary of the Company, entered into a limited liability company agreement (the “LLC Agreement”), which sets forth certain rights and obligations of HC2, CONX Broadcast and HC2 Holdco with respect to HC2. The LLC Agreement provides for the management of HC2 by a three‑member board of directors (the “HC2 Board”), consisting of two directors appointed by CONX Broadcast and one director appointed by HC2 Holdco (the “INNOVATE Director”). Pursuant to the LLC Agreement, CONX Broadcast is entitled to appoint a majority of the HC2 Board. The LLC Agreement contains certain minority protections for HC2 Holdco, including the requirement for the INNOVATE Director to provide consent for certain fundamental actions. The LLC Agreement also contains customary provisions regarding capital contributions, preemptive rights and transfers, including, but not limited to, tag‑along rights, drag‑along rights and rights of first offer, in each case subject to the terms and conditions set forth in the LLC Agreement.

As a result of the Spectrum Merger, the Company's interest in Broadcasting decreased from a 100.0% controlling interest in Broadcasting, on both a voting and fully diluted basis, to a 25.0% equity method interest. The Company has significant influence over Broadcasting due to its board seat. The Company deconsolidated Broadcasting on September 1, 2026 and recorded the equity method interest in Broadcasting at its estimated fair value of $54.3 million and recorded its option to purchase up to an additional 15% of Broadcasting (refer to Spectrum Option Agreement below) at its estimated fair value of $3.3 million for a total of $57.6 million as of the closing date of the transaction. The aggregate carrying value of the equity method investment and purchase option was $57.6 million as of September 30, 2026. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 5. Investments for additional information. In addition, we no longer have any direct interest in DTV, in which we previously held a 76.5% controlling interest, inclusive of 2.8% proxy rights from minority holders after the execution of the Spectrum Merger agreement on May 29, 2026 and held 100% immediately before the closing of the Spectrum Merger as a result of a non-controlling interest buyout, including fees and expenses, for $1.4 million payable in cash. The $1.4 million impact of the buyout is reflected within Additional paid-in capital within the Condensed Consolidated Statement of Stockholders' Deficit. We recognized an aggregate gain on disposal of $32.9 million upon the closing of the Spectrum Merger, which is included within Gain on sale of controlling interest in subsidiary in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026. The gain on sale is net of transaction fees of $1.5 million, including transaction fees of $1.2 million that were previously reported in SG&A during the six months ended June 30, 2026 and have been reclassified during the three months ended September 30, 2026. The carrying value of the Spectrum deconsolidated net assets was $24.4 million, and the carrying amount of AOCI related to Spectrum was $1.2 million as of September 1, 2026.

During the second quarter of 2026, our Spectrum segment met the criteria for classification as held for sale in accordance with ASC 360-10, and the prior period assets and liabilities of the Spectrum segment have been reclassified as held for sale for comparability purposes. While the Spectrum segment met the criteria for held for sale classification, it did not meet the criteria for classification as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as the disposal did not represent a strategic shift that will have a major effect on our operations and financial results.

Spectrum Option Agreement

In connection with the Spectrum Merger, on May 29, 2026, CONX, HC2 Merger Sub, Broadcasting, HC2 Holdco and the Company entered into an Option Agreement (the “Option Agreement”), pursuant to which HC2 Holdco has the right, but not the obligation, to purchase from CONX from time to time, up to an aggregate of 15% of the equity interests in the Surviving Entity (the “Surviving Entity Equity Interests”), on a fully diluted basis, for a maximum aggregate option purchase price of $45 million, at any time during the period commencing on the closing date of the Spectrum Merger and ending on the date that is 18 months from the closing date (the "Option Expiration Date"), subject to the terms and conditions of the Option Agreement.

The Option Agreement also provides that, from the date of the Option Agreement until the Option Expiration Date, in the event that we or any of our affiliates consummates any asset sale (as defined in the Option Agreement), we must cause HC2 Holdco to apply the net cash proceeds from such asset sale to exercise the option, subject to certain exceptions and a working capital reserve. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

CONX Affiliate Letter Agreement

In connection with entry into the Merger Agreement, CONX, an affiliate of CONX (the “CONX Affiliate”), and the Company entered into a letter agreement, dated as of May 29, 2026 (the “CONX Affiliate Letter Agreement”), pursuant to which CONX and the Company granted the CONX Affiliate the option to acquire up to 80.1% of the equity interests of the Surviving Entity, on a fully-diluted basis, at any time during the two-year period following the date of the CONX Affiliate Letter Agreement, at a price equal to the fair market value of the equity interests acquired, calculated as of the expected date of the closing of such option and subject to the other terms and conditions of the CONX Affiliate Letter Agreement. If the CONX Affiliate exercises the option, the Company will have a certain period of time to exercise its option under the Option Agreement, after which, if not exercised, the option under the Option Agreement will automatically terminate. The Company may elect to require the CONX Affiliate to acquire all of the equity interests held by the Company at the closing of such option exercise by the CONX Affiliate. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Corporate Debt

The 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025 the Company needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we were thus required to commence a sales process for DBMG which included separate milestone requirements. On August 7, 2026, we entered into the DBMG Transaction Agreement by and among the Company, Buyer, Merger Sub and Intermediate. Pursuant to the DBMG Transaction Agreement, upon the terms and subject to the conditions thereof, (i) Seller sold, and Merger Sub purchased from Seller, approximately 91.2% of the outstanding shares of common stock of DBMG and (ii) immediately following the Acquisition, Merger Sub merged with and into DBMG pursuant to Section 253 of the DGCL, with DBMG surviving the merger as a wholly owned subsidiary of Buyer.

In connection with the DBMG Sale, on August 7, 2026 (refer to Note 3. Disposals and Assets and Liabilities Held for Sale), INNOVATE, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, entered into a supplemental indenture (the “DBMG Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. The DBMG Senior Secured Notes Supplemental Indenture amended the 10.50% 2027 Senior Secured Notes Indenture to, among other things, permit and provide for the DBMG Sale and waive any and all defaults, events of default or other defaults that may have occurred, or that may arise under the 10.50% 2027 Senior Secured Notes Indenture as a result thereof. Pursuant to the DBMG Senior Secured Notes Supplemental Indenture, the DBMG Sale did not constitute an “Asset Sale” or a “Change of Control” under the 10.50% 2027 Senior Secured Notes Indenture, and net cash proceeds from the DBMG Sale, after any permitted repayment of revolving debt under the Revolving Line of Credit, were required to be applied to redeem the 10.50% 2027 Senior Secured Notes within 15 days after receipt. The DBMG Senior Secured Notes Supplemental Indenture also provides for the release of liens on collateral disposed of in connection with the DBMG Sale.

As a result of the execution of the DBMG Transaction Agreement, the aforementioned milestones were satisfied in full. The transaction closed on October 5, 2026 and a portion of the proceeds were applied for a partial $325.0 million principal redemption of the 10.50% 2027 Senior Secured Notes on October 15, 2026.

On October 9, 2026, in connection with the closing of the DBMG Sale, we entered into a supplemental indenture (the “DBMG Closing Supplemental Indenture”) to the 2027 Convertible Notes Indenture. The DBMG Closing Supplemental Indenture amends the 2027 Convertible Notes Indenture to (1) require the redemption of all 2027 Convertible Notes on the 15th business day following the termination of the Lock-Up Period applicable to the Stock Consideration we received in connection with the DBMG Sale for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption and (2) correspondingly, confirm that no offer to repurchase the 2027 Convertible Notes need be made. The Lock-Up Period will expire upon the earlier of December 4, 2026 and the date that a registration statement that registers the resale by INNOVATE of all shares received as Stock Consideration in connection with the DBMG Sale is declared effective.

The 10.50% 2027 Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year. The 2027 Convertible Notes accrue interest at a rate of 9.50% per year payable semi-annually on February 1st and August 1st of each year. Total interest incurred from the August 4, 2025 issuance date through January 31, 2026, was paid in kind and capitalized into the principal balances of these notes for the February 1, 2026 payment. In addition, interest due on August 1, 2026 on our 10.50% 2027 Senior Secured Notes and 2027 Convertible Notes, held by consenting holders, was paid in kind, and those holders also received additional notes as a 1.5% consent fee.

Upon closing of the DBMG Sale a portion of the proceeds were applied for the full repayment of the Revolving Line of Credit. The aggregate outstanding balance upon repayment was $20.7 million, reflective of a $20.0 million principal balance and total accrued and unpaid interest, exit and extension fees of $0.7 million.

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale, and Note 7. Debt Obligations, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information on our Corporate debt instruments.

Life Sciences - R2 Technologies

On July 31, 2026, the maturity of R2 Technologies' secured promissory note with Lancer was extended from August 1, 2026 to the earlier of December 31, 2026 or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. The total principal balance as of September 30, 2026, which includes capitalized interest and fees was $52.4 million.

On July 28, 2026, R2 Technologies' preferred equity outstanding, and outstanding intercompany 13.0% convertible promissory notes due to Pansend with an aggregated principal balance of $7.8 million and total accrued interest of $1.1 million, were all converted into common equity. In addition, subsequent to the conversion on July 28, 2026, Pansend purchased 500 shares of Series A-1 convertible participating preferred stock of R2 Technologies ("R2 Series A Preferred Stock") for a total of $0.5 million. An additional 1,000 shares of R2 Series A Preferred Stock were purchased during August 2026 for a total of $1.0 million. As a result of these transactions Pansend's controlling interest in R2 Technologies increased from 80.8%, prior to the transactions, to 86.7%.

Refer to Note 7. Debt Obligations and Note 11. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information on R2 Technologies' debt and conversion of convertible preferred stock and convertible notes.

Series A-3 and Series A-4 Preferred Stock

On June 30, 2026, the holder of our outstanding Series A-3 and Series A-4 Preferred Stock delivered a redemption notice requiring the Company to redeem those shares at the redemption price (accrued value plus all accrued and unpaid dividends, to the extent not included in the accrued value). The Company did not have sufficient legally available funds to pay the redemption price in cash or other assets. Under the terms of the certificates of designation, because the preferred shares were not redeemed when required, they remain outstanding and continue to be entitled to all powers, designations, preferences, and other rights, including the right to accrual and payment of dividends and conversion rights. For a description of the terms of the Series A-3 and A-4 Preferred Stock, including the dividend, accretion, conversion, and redemption mechanics, refer to Note 11. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Equity Method Investments

Broadcasting

On September 1, 2026, in connection with the Spectrum Merger, we disposed of our controlling interest in Broadcasting and retained a 25% ownership interest in HC2. Upon closing, we deconsolidated Broadcasting and measured our retained 25% investment in HC2 at fair value, which became the initial carrying value of the investment under the equity method of accounting. We account for our 25% investment in HC2 under the equity method because we have the ability to exercise significant influence due to our board seat, but not control, over HC2. The retained equity method investment was initially recorded at a fair value of $54.3 million. In addition, we have an option to purchase up to an additional aggregate ownership of 15% in HC2, which was estimated to have a fair value of $3.3 million on September 1, 2026. The aggregate carrying value of the equity method investment and purchase option was $57.6 million as of September 30, 2026. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 5. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information.

MediBeacon

On March 31, 2026, MediBeacon received the European Union ("EU") CE mark certification under the EU Medical Device Regulation ("MDR") for its TGFRTM Monitor and TGFRTM Reusable sensor. The certification confirms that the Monitor and Sensor have met the robust safety, quality, and performance standards required under EU MDR.

On July 2, 2026, a $0.5 million principal note due to Pansend, which had a maturity of July 5, 2026, together with all accrued and unpaid interest of $0.4 million was converted into a new convertible note with a principal amount of $0.9 million. As a result of this transaction, Pansend's carrying amount of its investment in MediBeacon increased and Pansend concurrently recognized an equity method loss of $0.4 million, driven by the conversion of interest into the new convertible note principal, which was previously unrecognized because Pansend's carrying amount of its investment in MediBeacon had been previously reduced to zero.

As of September 30, 2026, Pansend's carrying amount of its investment in MediBeacon remained at zero, inclusive of the $0.9 million in convertible promissory notes which has been offset against recognized equity method losses, and Pansend has cumulative unrecognized equity method losses relating to MediBeacon of $23.3 million.

Refer to Note 5. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

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

Financial Presentation Background

In the below section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we compare, pursuant to U.S. GAAP and SEC disclosure rules, the Company’s results of operations for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.

We have recently completed highly substantial asset dispositions, including the sale of DBMG, and the disposal of a controlling interest in Spectrum. We have also made changes to our debt arrangements and other liabilities, and have redeemed certain debt subsequent to quarter end and expect to make further changes and redemptions. These ongoing actions substantially alter our business, prospects, cash flow and financial position going forward and all information herein should be evaluated in light of these changes and potential changes.

During the second and third quarters of 2026, the Company's Spectrum and Infrastructure segments, respectively, met the criteria for classification as held for sale in accordance with ASC 360-10. While these segments met the criteria for held for sale classification, it is not separately presented as discontinued operations in accordance with ASC 205-20, as the DBMG Sale involves the disposal of substantially all of the Company's net assets and the Spectrum sale of a controlling interest did not represent a strategic shift that will have a major effect on the Company's operations and financial results. Results of Operations for the three and nine months ended September 30, 2026 includes the consolidated results of Spectrum through August 31, 2026, subsequent to which our 25% share of Spectrum's results will be reflected in the gain (loss) from equity method investees.

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 17. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for further information.

Results of Operations

The following table summarizes our results (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue
Infrastructure	$490.6	$338.4	$152.2	$1,262.5	$836.4	$426.1
Life Sciences	1.2	3.1	(1.9)	5.0	9.4	(4.4)
Spectrum	3.7	5.6	(1.9)	14.4	17.5	(3.1)
Total revenue	$495.5	$347.1	$148.4	$1,281.9	$863.3	$418.6

Income (loss) from operations
Infrastructure	$35.8	$16.0	$19.8	$91.3	$35.7	$55.6
Life Sciences	(1.3)	(2.8)	1.5	(4.2)	(8.6)	4.4
Spectrum	1.7	(0.1)	1.8	(0.3)	(0.2)	(0.1)
Non-Operating Corporate	(6.6)	(7.0)	0.4	(12.7)	(12.5)	(0.2)
Total income from operations	$29.6	$6.1	$23.5	$74.1	$14.4	$59.7

Gain on sale of controlling interest in subsidiary	32.9	—	32.9	32.9	—	32.9
Interest expense	(31.1)	(23.4)	(7.7)	(83.2)	(65.0)	(18.2)
(Loss) gain on extinguishment of debt	(0.4)	—	(0.4)	18.0	(0.3)	18.3
Loss from equity investees	(0.4)	—	(0.4)	(0.4)	(5.9)	5.5
Other income, net	0.6	0.6	—	1.1	4.6	(3.5)
Income (loss) from operations before income taxes	$31.2	$(16.7)	$47.9	$42.5	$(52.2)	$94.7
Income tax (expense) benefit	(2.9)	7.1	(10.0)	(18.9)	(4.2)	(14.7)
Net income (loss)	$28.3	$(9.6)	$37.9	$23.6	$(56.4)	$80.0
Net (income) loss attributable to non-controlling interests and redeemable non-controlling interests	(1.8)	0.7	(2.5)	(3.2)	3.2	(6.4)
Net income (loss) attributable to INNOVATE Corp.	$26.5	$(8.9)	$35.4	$20.4	$(53.2)	$73.6
Less: Preferred stock dividends	0.4	0.5	(0.1)	1.1	3.0	(1.9)
Less: Deemed dividend on subsidiary preferred stock attributable to non-controlling interests	$10.3	$—	10.3	$10.3	$—	10.3
Net income (loss) attributable to common stockholders and participating preferred stockholders	$15.8	$(9.4)	$25.2	$9.0	$(56.2)	$65.2

Revenue: Revenue for the three months ended September 30, 2026, increased $148.4 million to $495.5 million from $347.1 million for the three months ended September 30, 2025. The increase was primarily driven by our Infrastructure segment, which was partially offset by decreases at our Spectrum and Life Sciences segments. The increase at our Infrastructure segment was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, as well as an increase at our industrial maintenance and repair business due to the timing and size of projects. The decrease at our Spectrum segment was primarily driven by our disposition of a controlling interest in our Spectrum segment on September 1, 2026, which resulted in two months of consolidated Spectrum revenue in the current period compared to three months in the comparable period. On September 1, 2026, we completed the disposition and retained a 25% interest in Spectrum, which we account for under the equity method. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information. The decrease at our Life Sciences segment was attributable to R2 Technologies, reflecting decreases in unit sales across all product lines and regions, due to liquidity constraints.

Revenue for the nine months ended September 30, 2026, increased $418.6 million to $1,281.9 million from $863.3 million for the nine months ended September 30, 2025. The increase was primarily driven by our Infrastructure segment, which was partially offset by decreases at our Spectrum and Life Sciences segments. The increase at our Infrastructure segment was primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, as well as an increase at our industrial maintenance and repair business due to the timing and size of projects. The decrease at our Spectrum segment was primarily driven by our disposition of a controlling interest in our Spectrum segment on September 1, 2026, as discussed above, which resulted in eight months of consolidated Spectrum revenue in the current period compared to nine months in the comparable period. The decrease was also driven by the termination of a few networks and individual markets subsequent to the comparable period, which was partially offset by the launch of new networks. The decrease at our Life Sciences segment was attributable to R2 Technologies, reflecting decreases in unit sales across all product lines and regions, due to liquidity constraints.

Income from operations: Income from operations for the three months ended September 30, 2026, increased $23.5 million to $29.6 million from $6.1 million for the three months ended September 30, 2025. The increase was due to a net increase in gross profit of $27.2 million and a decrease in depreciation and amortization of $3.1 million, partially offset by a net increase in selling, general and administrative ("SG&A") expenses of $5.8 million and an increase in other operating loss of $1.0 million. The net increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects in the current period, which had increased activity subsequent to the comparable period, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects. The increase in gross profit was partially offset by decreases in gross profit at our Spectrum and Life Sciences segments due to the disposition of a controlling interest in Spectrum on September 1, 2026, as discussed above, which resulted in two months of consolidated Spectrum activity in the current period compared to three months in the comparable period, and a decrease in revenue at our Life Sciences segment from R2 Technologies. The decrease in depreciation and amortization was primarily driven by the cessation of depreciation and amortization at our Infrastructure and Spectrum segments subsequent to their classification as held for sale, during the third quarter and second quarter, respectively. The net increase in SG&A was primarily driven by our Infrastructure segment, primarily due to the timing of and increases in compensation-related expenses, severance costs and professional fees, partially offset by a decrease at our Spectrum segment, primarily driven by the reclassification of certain transaction costs related to the Spectrum disposition, which had previously been reported in SG&A in prior quarters of 2026, to the gain on sale of controlling interest in subsidiary line item in the statement of operations upon the completion of the disposition during the current period, as discussed above, as well as two months of consolidated Spectrum SG&A costs in the current period compared to three months in the comparable period. The net increase in SG&A was also partially offset by a decrease in SG&A at our Life Sciences segment primarily due to reductions in compensation-related expenses at R2 Technologies. The increase in other operating loss was primarily driven by our Infrastructure segment due to losses on the sales of various properties.

Income from operations for the nine months ended September 30, 2026, increased $59.7 million to $74.1 million from $14.4 million for the nine months ended September 30, 2025. The increase was due to a net increase in gross profit of $69.1 million, a decrease in depreciation and amortization of $4.2 million and a decrease in other operating loss of $0.2 million, partially offset by a net increase in SG&A expenses of $13.8 million. The net increase in gross profit was primarily driven by our Infrastructure segment due to timing and size of projects in the current period, which had increased activity subsequent to the comparable period, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects. The increase in gross profit was partially offset by decreases in gross profit at our Spectrum and Life Sciences segments. The decrease at our Spectrum segment was primarily due to the decrease in revenue and the sale of our controlling interest in the Spectrum segment on September 1, 2026, as discussed above, which resulted in eight months of consolidated Spectrum activity in the current period compared to nine months in the comparable period. The decrease in gross profit at our Life Sciences segment was due to the decrease in revenue at R2 Technologies. The decrease in depreciation and amortization was primarily driven by the cessation of depreciation and amortization at our Infrastructure and Spectrum segments subsequent to their classification as held for sale, during the third quarter and second quarter, respectively. The decrease in other operating loss was driven by our Infrastructure segment due to an unrepeated loss on lease modification in the comparable period. The net increase in SG&A was primarily driven by our Infrastructure segment, primarily due to the timing of compensation-related expenses. The increase in SG&A was partially offset by a decrease in SG&A at our Spectrum segment, primarily driven by our disposition of a controlling interest in our Spectrum segment, as discussed above, which resulted in eight months of consolidated Spectrum SG&A costs in the current period compared to nine months in the comparable period, and at our Life Sciences segment due to a decrease in compensation-related expenses at R2 Technologies and Pansend.

Gain on sale of controlling interest in subsidiary: Gain on sale of controlling interest in subsidiary was $32.9 million for the three and nine months ended September 30, 2026, resulting from the closing of the Spectrum transaction on September 1, 2026. Additionally, certain transaction costs related to the Spectrum transaction that were previously reported in SG&A have been reclassified to the gain on sale of controlling interest in subsidiary line item for the three and nine months ended September 30, 2026. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the Spectrum transaction.

Interest expense: Interest expense for the three months ended September 30, 2026, increased $7.7 million to $31.1 million from $23.4 million for the three months ended September 30, 2025. The increase in interest expense was primarily driven by our Non-Operating Corporate and Spectrum segments. The increase at our Non-Operating Corporate segment was due to the capitalization of certain interest in August 2026, and, to a lesser extent, the indebtedness refinancing transactions completed in August 2025, which resulted in increased principal balances due to the capitalization of fees and interest, as well as certain increases in interest rates, leading to increased interest expense including amortization of fees. The increase at our Spectrum segment was primarily due to the New Spectrum Loan Agreement entered into during the second quarter of 2026 with CONX, under which the effective interest rate included the stated interest rate and accretion of a contractually specified minimum return through its stated maturity. The increase at our Spectrum segment was partially offset by the disposition of a controlling interest in our Spectrum segment, as discussed above, which resulted in two months of consolidated Spectrum interest expense in the current period compared to three months in the comparable period. The net increases at our Non-Operating Corporate and Spectrum segments were partially offset by our Life Sciences segment due to the refinancing of its debt during the comparable period, which removed certain exit and default fees and decreased the stated interest rate, partially offset by an increase in outstanding principal amount. The increase in interest expense was also partially offset by our Infrastructure segment, primarily driven by the net decrease in principal balances.

Interest expense for the nine months ended September 30, 2026, increased $18.2 million to $83.2 million from $65.0 million for the nine months ended September 30, 2025. The increase in interest expense was primarily driven by our Non-Operating Corporate and Spectrum segments, partially offset by decreases at our Life Sciences and Infrastructure segments. The increase at our Non-Operating Corporate segment was primarily due to the indebtedness refinancing transactions completed in August 2025 and the capitalization of certain interest in August 2026, which resulted in increased principal balances due to the capitalization of fees and interest, as well as certain increases in interest rates, leading to increased interest expense including amortization of fees. The increase at our Spectrum segment was primarily due to the New Spectrum Loan Agreement entered into in the current period with CONX, under which the effective interest rate included the stated interest rate and accretion of a contractually specified minimum return through its stated maturity. The increase at our Spectrum segment was partially offset by the disposition of a controlling interest in our Spectrum segment, as discussed above, which resulted in eight months of consolidated Spectrum interest expense in the current period compared to nine months in the comparable period. The decrease in interest expense at our Life Sciences segment was due to the refinancing of R2 Technologies' debt with Lancer during the comparable period, which removed certain exit and default fees and decreased the stated interest rate, partially offset by an increase in outstanding principal amount. The decrease at our Infrastructure segment was primarily driven by the net decrease in principal balances.

Loss from equity investees: Loss from equity investees for the three months ended September 30, 2026, increased to $0.4 million from zero for the three months ended September 30, 2025. The increase was due to the recognition of $0.4 million of previously unrecognized equity method losses from MediBeacon. These losses became recognizable following the conversion of accrued interest into new convertible note principal, which increased Pansend's carrying amount in the investment.

Loss from equity investees for the nine months ended September 30, 2026, decreased $5.5 million to $0.4 million from $5.9 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in losses recognized from MediBeacon. During the nine months ended September 30, 2026, the conversion of accrued interest into new convertible note principal increased Pansend's carrying amount in the investment, resulting in the recognition of $0.4 million of previously unrecognized equity method losses. During the nine months ended September 30, 2025, as a result of the unrepeated equity transactions that occurred upon FDA approval of MediBeacon's TGFR in the comparable period, Pansend's basis in MediBeacon increased by $5.9 million, consisting of a $4.4 million step-up gain and $1.5 million from the conversion of accrued interest on Pansend's convertible notes with MediBeacon, resulting in Pansend recognizing $5.9 million of equity method losses that were previously unrecognized. As of both September 30, 2026 and September 30, 2025, Pansend's net carrying amount of its investment in MediBeacon was zero, and Pansend had unrecognized losses from this investment.

On September 1, 2026, we completed the disposition of a controlling interest in our Spectrum segment and retained a 25% interest, which we account for under the equity method. Our share of the investee’s earnings or losses, which were insignificant for the month of September, will be recorded each month. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 5. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information.

(Loss) gain on extinguishment of debt: Loss on extinguishment of debt for the three months ended September 30, 2026, increased $0.4 million to $0.4 million from zero for the three months ended September 30, 2025. The loss on extinguishment of debt for the three months ended September 30, 2026 related to Spectrum's true up adjustments for the repurchases of the equity interests from the former lenders in connection with the Spectrum refinancing transaction. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the refinancing transaction.

Gain on extinguishment of debt for the nine months ended September 30, 2026, increased $18.3 million to a gain of $18.0 million from a loss of $0.3 million for the nine months ended September 30, 2025. The gain on extinguishment of debt for the nine months ended September 30, 2026 related to the Spectrum refinancing transaction and equity repurchases from the former lenders during the current period. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the refinancing transaction. The loss on extinguishment of debt of $0.3 million for the nine months ended September 30, 2025 related to our Infrastructure segment's refinancing.

Other income, net: Other income, net was $0.6 million for each of the three months ended September 30, 2026 and 2025. Other income, net for the nine months ended September 30, 2026, decreased $3.5 million to $1.1 million from $4.6 million for the nine months ended September 30, 2025. The decrease for the nine months was primarily driven by the unrepeated $4.4 million step-up gain following MediBeacon's FDA approval in the comparable period and a decrease in fair value gains on marketable securities at our Non-Operating Corporate segment. These decreases were partially offset by an unrepeated legal settlement expense at our Non-Operating Corporate segment in the comparable period, as well as an increase in interest income and a decrease in foreign currency translation losses from our Infrastructure segment. Refer to Note 16. Supplementary Financial Information to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on other income, net.

Income tax (expense) benefit: Income tax expense for the three months ended September 30, 2026, increased $10.0 million to $2.9 million from a benefit of $7.1 million for the three months ended September 30, 2025. Income tax expense for the nine months ended September 30, 2026, increased $14.7 million to $18.9 million from $4.2 million for the nine months ended September 30, 2025. The increases in tax expense were primarily driven by higher pre-tax income combined with an increase in the annual effective tax rate, including as a result of limitations on the utilization of net operating losses ("NOL") by INNOVATE's U.S. consolidated group under Internal Revenue Code Section 382 and the Tax Cuts and Jobs Act's 80 percent limitation on NOLs incurred after 2017.

Segment Results of Operations

In the Company's Condensed Consolidated Financial Statements, other operating (income) loss includes: (i) lease termination costs and (gains) losses on lease modifications; and (ii) asset impairment expense; as applicable. Each table summarizes the results of operations of our operating segments (in millions).

Infrastructure Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue	$490.6	$338.4	$152.2	$1,262.5	$836.4	$426.1

Cost of revenue	415.7	292.3	123.4	1,060.3	707.2	353.1
Selling, general and administrative	37.0	27.0	10.0	103.1	83.1	20.0
Depreciation and amortization	1.2	3.0	(1.8)	6.9	9.2	(2.3)
Other operating loss	0.9	0.1	0.8	0.9	1.2	(0.3)
Income from operations	$35.8	$16.0	$19.8	$91.3	$35.7	$55.6

Revenue: Revenue for the three months ended September 30, 2026, increased $152.2 million to $490.6 million from $338.4 million for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026, increased $426.1 million to $1,262.5 million from $836.4 million for the nine months ended September 30, 2025. The increases were primarily driven by the timing and size of projects at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects. The increases were also driven by an increase at our industrial maintenance and repair business due to timing and size of projects and, to a lesser extent, at the construction modeling and detailing business.

Cost of revenue: Cost of revenue for the three months ended September 30, 2026, increased $123.4 million to $415.7 million from $292.3 million for the three months ended September 30, 2025. The increase was primarily driven by the increase in revenue at DBMG's commercial structural steel fabrication and erection and industrial maintenance and repair businesses due to the increased activity subsequent to the comparable period on certain large construction projects, and to a lesser extent, an increase at the new modular business.

Cost of revenue for the nine months ended September 30, 2026, increased $353.1 million to $1,060.3 million from $707.2 million for the nine months ended September 30, 2025. The increase was primarily driven by the increase in revenue at DBMG’s commercial structural steel fabrication and erection and industrial maintenance and repair businesses due to the increased activity subsequent to the comparable period on certain large construction projects, and to a lesser extent, an increase at the new modular business, as well as an increase at the construction modeling and detailing business due to the increase in revenue.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2026, increased $10.0 million to $37.0 million from $27.0 million for the three months ended September 30, 2025. Selling, general and administrative expense for the nine months ended September 30, 2026, increased $20.0 million to $103.1 million from $83.1 million for the nine months ended September 30, 2025. The increases were primarily driven by the timing of, and increases in compensation-related expenses. The increase for the three months ended September 30, 2026 was also driven by an increase in severance costs and an increase in professional fees.

Depreciation and amortization: Depreciation and amortization for the three months ended September 30, 2026, decreased $1.8 million to $1.2 million from $3.0 million for the three months ended September 30, 2025. Depreciation and amortization for the nine months ended September 30, 2026 decreased $2.3 million to $6.9 million from $9.2 million for the nine months ended September 30, 2025. The decreases were primarily driven by the cessation of depreciation and amortization on long-lived assets subsequent to August 7, 2026, as a result of the DBMG segment’s classification as held for sale, as well as a decrease in intangible amortization at our Banker Steel business as a result of intangible assets that have become fully amortized subsequent to the comparable periods.

Other operating loss: Other operating loss for the three months ended September 30, 2026, increased $0.8 million to $0.9 million from $0.1 million for the three months ended September 30, 2025. The increase is primarily due to losses on the sales of various properties in the current period.

Other operating loss for the nine months ended September 30, 2026, decreased $0.3 million to $0.9 million from $1.2 million for the nine months ended September 30, 2025. The decrease is primarily due to an unrepeated loss on lease modification in the prior period.

Life Sciences Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue	$1.2	$3.1	$(1.9)	$5.0	$9.4	$(4.4)

Cost of revenue	0.8	2.2	(1.4)	3.5	6.6	(3.1)
Selling, general and administrative	1.7	3.6	(1.9)	5.6	11.1	(5.5)
Depreciation and amortization	—	0.1	(0.1)	0.1	0.3	(0.2)
Loss from operations	$(1.3)	$(2.8)	$1.5	$(4.2)	$(8.6)	$4.4

Revenue: Revenue for the three months ended September 30, 2026, decreased $1.9 million to $1.2 million from $3.1 million for the three months ended September 30, 2025. Revenue for the nine months ended September 30, 2026, decreased $4.4 million to $5.0 million from $9.4 million for the nine months ended September 30, 2025. The decreases were attributable to R2 Technologies, reflecting decreases in unit sales across all product lines and regions, due to liquidity constraints.

Cost of revenue: Cost of revenue for the three months ended September 30, 2026, decreased $1.4 million to $0.8 million from $2.2 million for the three months ended September 30, 2025. The decrease was attributable to R2 Technologies, primarily driven by the decrease in revenue noted above.

Cost of revenue for the nine months ended September 30, 2026, decreased $3.1 million to $3.5 million from $6.6 million for the nine months ended September 30, 2025. The decrease was attributable to R2 Technologies, primarily driven by the decrease in revenue noted above and, to a lesser extent, the related decreases in warranty expenses and royalty expenses.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2026, decreased $1.9 million to $1.7 million from $3.6 million for the three months ended September 30, 2025. The decrease was primarily driven by reductions in compensation-related expenses at R2 Technologies.

Selling, general and administrative expense for the nine months ended September 30, 2026, decreased $5.5 million to $5.6 million from $11.1 million for the nine months ended September 30, 2025. The decrease was primarily driven by reductions in compensation-related expenses at R2 Technologies and Pansend.

Spectrum Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Revenue	$3.7	$5.6	$(1.9)	$14.4	$17.5	$(3.1)

Cost of revenue	2.1	2.9	(0.8)	8.2	8.7	(0.5)
Selling, general and administrative	0.1	2.0	(1.9)	4.9	5.8	(0.9)
Depreciation and amortization	—	1.2	(1.2)	1.9	3.6	(1.7)
Other operating income	(0.2)	(0.4)	0.2	(0.3)	(0.4)	0.1
Income (loss) from operations	$1.7	$(0.1)	$1.8	$(0.3)	$(0.2)	$(0.1)

Revenue: Revenue for the three months ended September 30, 2026, decreased $1.9 million to $3.7 million from $5.6 million for the three months ended September 30, 2025. The decrease was primarily driven by our disposition of a controlling interest in our Spectrum segment, which resulted in two months of consolidated Spectrum revenue in the current period as compared to three months in the comparable period. On September 1, 2026, we completed the disposition and retained a 25% interest in Spectrum, which we account for under the equity method. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Revenue for the nine months ended September 30, 2026, decreased $3.1 million to $14.4 million from $17.5 million for the nine months ended September 30, 2025. The decrease was primarily driven by our disposition of a controlling interest in our Spectrum segment, as discussed above, which resulted in eight months of consolidated Spectrum revenue in the current period as compared to nine months in the comparable period. The decrease was also driven by the termination of a few networks and individual markets subsequent to the comparable period, which was partially offset by the launch of new networks.

Cost of revenue: Cost of revenue for the three months ended September 30, 2026, decreased $0.8 million to $2.1 million from $2.9 million for the three months ended September 30, 2025. Cost of revenue for the nine months ended September 30, 2026 decreased $0.5 million to $8.2 million from $8.7 million for the nine months ended September 30, 2025. The decreases were primarily driven by the disposition of a controlling interest in our Spectrum segment, as discussed above, which resulted in fewer months of consolidated Spectrum cost of revenue in the current periods as compared to the comparable periods, partially offset by slightly higher cost of revenue during the months of consolidated activity in the current period.

Selling, general and administrative: Selling, general and administrative expense for the three months ended September 30, 2026, decreased $1.9 million to $0.1 million from $2.0 million for the three months ended September 30, 2025. The decrease was primarily driven by the reclassification of certain transaction costs related to the Spectrum disposition, which had previously been reported in SG&A in prior quarters of 2026, to the gain on sale of controlling interest in subsidiary line item in the statement of operations upon the completion of the disposition during the current period, as discussed above. The decrease was also driven by two months of consolidated Spectrum SG&A in the current period, as compared to three months in the comparable period.

Selling, general and administrative expense for the nine months ended September 30, 2026, decreased $0.9 million to $4.9 million from $5.8 million for the nine months ended September 30, 2025. The decrease was primarily driven by the disposition of a controlling interest in our Spectrum segment, as discussed above, which resulted in eight months of consolidated Spectrum SG&A in the current period, as compared to nine months in the comparable period.

Depreciation and amortization: Depreciation and amortization for the three months ended September 30, 2026, decreased $1.2 million to zero from $1.2 million for the three months ended September 30, 2025. Depreciation and amortization for the nine months ended September 30, 2026 decreased $1.7 million to $1.9 million from $3.6 million for the nine months ended September 30, 2025. The decreases were primarily driven by the cessation of depreciation and amortization on long-lived assets subsequent to May 29, 2026, as a result of the Spectrum segment's classification as held for sale.

Other operating income: Other operating income for the three months ended September 30, 2026, decreased $0.2 million to $0.2 million from $0.4 million for the three months ended September 30, 2025. Other operating income for the nine months ended September 30, 2026 decreased $0.1 million to $0.3 million from $0.4 million for the nine months ended September 30, 2025. Other operating income in the current periods primarily related to the write-off of aged liabilities, while other income in the comparable periods primarily related to a favorable legal settlement.

Non-Operating Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Selling, general and administrative	$6.6	$7.0	$(0.4)	$12.7	$12.5	$0.2
Loss from operations	$(6.6)	$(7.0)	$0.4	$(12.7)	$(12.5)	$(0.2)

Selling, general and administrative: Selling, general and administrative expenses for the three months ended September 30, 2026, decreased $0.4 million to $6.6 million from $7.0 million for the three months ended September 30, 2025. The decrease was primarily driven by a decrease in debt-related costs and a decrease in professional fees, partially offset by an increase in disposition-related costs. Debt-related costs in the prior period comprised primarily of legal costs expensed in connection with the August 2025 debt refinancing transactions, whereas the current period relates to other debt-related activities. The increase in disposition-related costs is due to transaction costs incurred in the current period in connection with the sale of our Infrastructure segment, which closed subsequent to quarter end. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 17. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information regarding the sale of our Infrastructure segment.

Selling, general and administrative expenses for the nine months ended September 30, 2026, increased $0.2 million to $12.7 million from $12.5 million for the nine months ended September 30, 2025. The increase was primarily driven by the transaction costs incurred in the current period in connection with the sale of our Infrastructure segment, which closed subsequent to quarter end, partially offset by decreases in debt-related costs, compensation-related expenses and professional fees. Debt-related costs in the prior period comprised primarily of legal costs expensed in connection with the August 2025 debt refinancing transactions, whereas the current period relates to other debt-related activities. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 17. Subsequent Events to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information regarding the sale of our Infrastructure segment.

Loss from Equity Investees

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	(Increase) / Decrease	2026	2025	(Increase) / Decrease
Life Sciences	$(0.4)	$—	$(0.4)	$(0.4)	$(5.9)	$5.5
Loss from equity investees	$(0.4)	$—	$(0.4)	$(0.4)	$(5.9)	$5.5

Spectrum: On September 1, 2026, we completed the disposition of a controlling interest in our Spectrum segment and retained a 25% interest, which we account for under the equity method. Our share of the investee’s earnings or losses, which were not significant for the month of September, will be recorded each month. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 5. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information.

Life Sciences: Loss from equity investees within our Life Sciences segment for the three months ended September 30, 2026, increased $0.4 million to $0.4 million from zero for the three months ended September 30, 2025. The increase was due to an increase in losses recognized from MediBeacon as none were recognized during the three months ended September 30, 2025. Loss from equity investees within our Life Sciences segment for the nine months ended September 30, 2026, decreased $5.5 million to $0.4 million from $5.9 million for the nine months ended September 30, 2025. The decrease was due to a decrease in losses recognized from MediBeacon. Refer to Loss from equity investees in the Results of Operations section above for more information. Refer to Note 5. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on our equity investments.

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

The calculation of Adjusted EBITDA, as defined by us, consists of Net income (loss) attributable to INNOVATE Corp., excluding: discontinued operations, if applicable; depreciation and amortization; other operating (income) loss (which is inclusive of (gain) loss on sale or disposal of assets, lease termination costs, (gains) losses on lease modifications, and asset impairment expense); (gain) loss on sale of controlling interest in subsidiary; interest expense; (gain) loss on extinguishment of debt; other (income) expense, net; income tax expense (benefit); non-controlling interests; share-based compensation expense; realignment and exit costs; facility commissioning costs; debt refinancing costs; and acquisition and disposition costs.

Adjusted EBITDA by segment is summarized as follows:

(in millions):	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Increase / (Decrease)	2026	2025	Increase / (Decrease)
Infrastructure	$43.6	$23.5	$20.1	$115.3	$59.5	$55.8
Life Sciences	(1.7)	(2.6)	0.9	(4.5)	(13.9)	9.4
Spectrum	0.3	1.0	(0.7)	1.4	3.4	(2.0)
Non-Operating Corporate	(1.7)	(2.1)	0.4	(5.7)	(6.3)	0.6
Other and Eliminations	—	—	—	—	—	—
Adjusted EBITDA	$40.5	$19.8	$20.7	$106.5	$42.7	$63.8

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

(in millions)	Three Months Ended September 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$25.2	$(3.0)	$25.9	$(21.6)	$—	$26.5
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	1.2	—	—	—	—	1.2
Depreciation and amortization (included in cost of revenue)	1.4	—	—	—	—	1.4
Other operating loss (income)	0.9	—	(0.2)	—	—	0.7
Gain on sale of controlling interest in subsidiary	—	—	(32.9)	—	—	(32.9)
Interest expense	1.4	1.8	8.2	19.7	—	31.1
Loss on extinguishment of debt	—	—	0.4	—	—	0.4
Other (income) expense, net	(2.3)	—	0.3	1.4	—	(0.6)
Income tax expense (benefit)	8.8	—	—	(5.9)	—	2.9
Non-controlling interests	2.5	(0.5)	(0.2)	—	—	1.8
Share-based compensation expense	—	—	—	0.5	—	0.5
Realignment and exit costs	1.8	—	—	—	—	1.8
Facility commissioning costs	2.5	—	—	—	—	2.5
Debt refinancing costs	—	—	—	0.7	—	0.7
Acquisition and disposition costs	0.2	—	(1.2)	3.5	—	2.5
Adjusted EBITDA	$43.6	$(1.7)	$0.3	$(1.7)	$—	$40.5

(in millions)	Three Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$8.8	$(4.6)	$(5.9)	$(7.2)	$—	$(8.9)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	3.0	0.1	1.2	—	—	4.3
Depreciation and amortization (included in cost of revenue)	3.2	—	—	—	—	3.2
Other operating loss (income)	0.1	—	(0.4)	—	—	(0.3)
Interest expense	2.4	3.1	3.8	14.1	—	23.4
Other (income) expense, net	(0.5)	(0.1)	2.4	(2.4)	—	(0.6)
Income tax expense (benefit)	4.4	—	—	(11.5)	—	(7.1)
Non-controlling interests	0.9	(1.2)	(0.4)	—	—	(0.7)
Share-based compensation expense	—	0.1	—	0.6	—	0.7
Realignment and exit costs	1.2	—	0.1	—	—	1.3
Debt refinancing costs	—	—	0.2	4.3	—	4.5
Adjusted EBITDA	$23.5	$(2.6)	$1.0	$(2.1)	$—	$19.8

Infrastructure: Net income from our Infrastructure segment for the three months ended September 30, 2026, increased $16.4 million to $25.2 million from $8.8 million for the three months ended September 30, 2025. Adjusted EBITDA from our Infrastructure segment for the three months ended September 30, 2026, increased $20.1 million to $43.6 million from $23.5 million for the three months ended September 30, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and gross profit at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects. The increase was partially offset by an increase in recurring SG&A expenses, primarily driven by the timing of, and increases in compensation-related expenses and an increase in professional fees, as well as a decrease in gross profit at our industrial maintenance and repair business, despite the increase in revenue discussed above, primarily due to fluctuations in material costs.

Life Sciences: Net loss from our Life Sciences segment for the three months ended September 30, 2026, decreased $1.6 million to $3.0 million from $4.6 million for the three months ended September 30, 2025. Adjusted EBITDA loss from our Life Sciences segment for the three months ended September 30, 2026, decreased $0.9 million to $1.7 million from $2.6 million for the three months ended September 30, 2025. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in compensation-related expenses at R2 Technologies, which was partially offset by a decrease in gross profit at R2 Technologies, driven by the decrease in revenue, as discussed in the Revenue section above, and an increase in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above.

Spectrum: Net income from our Spectrum segment for the three months ended September 30, 2026, increased $31.8 million to income of $25.9 million from a loss of $5.9 million for the three months ended September 30, 2025. Adjusted EBITDA from our Spectrum segment for the three months ended September 30, 2026, decreased $0.7 million to $0.3 million from $1.0 million for the three months ended September 30, 2025. The decrease in Adjusted EBITDA was primarily driven by our disposition of a controlling interest in our Spectrum segment on September 1, 2026, which resulted in two months of consolidated Spectrum activity in the current period compared to three months in the comparable period. On September 1, 2026, we completed the disposition and retained a 25% interest in Spectrum, which we account for under the equity method. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 5. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the three months ended September 30, 2026, increased $14.4 million to $21.6 million from $7.2 million for the three months ended September 30, 2025. Adjusted EBITDA loss from our Non-Operating Corporate segment for the three months ended September 30, 2026, decreased $0.4 million to $1.7 million from $2.1 million for the three months ended September 30, 2025. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in professional fees.

The tables below provide reconciliations of net income (loss) attributable to INNOVATE Corp. to Adjusted EBITDA for the nine months ended September 30, 2026 and 2025:

(in millions)	Nine Months Ended September 30, 2026
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$60.9	$(8.6)	$27.8	$(59.7)	$—	$20.4
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	6.9	0.1	1.9	—	—	8.9
Depreciation and amortization (included in cost of revenue)	8.1	—	—	—	—	8.1
Other operating loss (income)	0.9	—	(0.3)	—	—	0.6
Gain on sale of controlling interest in subsidiary	—	—	(32.9)	—	—	(32.9)
Interest expense	4.6	5.8	19.0	53.8	—	83.2
Gain on extinguishment of debt	—	—	(18.0)	—	—	(18.0)
Other (income) expense, net	(4.2)	—	4.7	(1.6)	—	(1.1)
Income tax expense (benefit)	24.0	—	—	(5.1)	—	18.9
Non-controlling interests	5.9	(1.9)	(0.8)	—	—	3.2
Share-based compensation expense	—	0.1	—	1.4	—	1.5
Realignment and exit costs	2.3	—	—	—	—	2.3
Facility commissioning costs	5.5	—	—	—	—	5.5
Debt refinancing costs	—	—	—	0.9	—	0.9
Acquisition and disposition costs	0.4	—	—	4.6	—	5.0
Adjusted EBITDA	$115.3	$(4.5)	$1.4	$(5.7)	$—	$106.5

(in millions)	Nine Months Ended September 30, 2025
	Infrastructure	Life Sciences	Spectrum	Non-Operating Corporate	Other and Eliminations	INNOVATE
Net income (loss) attributable to INNOVATE Corp.	$18.9	$(18.7)	$(17.4)	$(36.0)	$—	$(53.2)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
Depreciation and amortization	9.2	0.3	3.6	—	—	13.1
Depreciation and amortization (included in cost of revenue)	9.7	—	—	—	—	9.7
Other operating loss (income)	1.2	—	(0.4)	—	—	0.8
Interest expense	6.9	12.8	11.4	33.9	—	65.0
Loss on extinguishment of debt	0.3	—	—	—	—	0.3
Other (income) expense, net	(1.1)	(4.6)	6.9	(5.8)	—	(4.6)
Income tax expense (benefit)	8.8	—	—	(4.6)	—	4.2
Non-controlling interests	1.9	(4.0)	(1.1)	—	—	(3.2)
Share-based compensation expense	—	0.3	—	1.9	—	2.2
Realignment and exit costs	3.6	—	0.2	—	—	3.8
Debt refinancing costs	0.1	—	0.2	4.3	—	4.6
Adjusted EBITDA	$59.5	$(13.9)	$3.4	$(6.3)	$—	$42.7

Infrastructure: Net income from our Infrastructure segment for the nine months ended September 30, 2026, increased $42.0 million to $60.9 million from $18.9 million for the nine months ended September 30, 2025. Adjusted EBITDA from our Infrastructure segment for the nine months ended September 30, 2026, increased $55.8 million to $115.3 million from $59.5 million for the nine months ended September 30, 2025. The increase in Adjusted EBITDA was primarily driven by an increase in revenue and gross profit at DBMG's commercial structural steel fabrication and erection business, which had increased activity subsequent to the comparable period on certain large construction projects, combined with changes in the estimate of the cost to complete those projects recognized in the ordinary course driven by efficiencies recognized around certain projects, and, to a lesser extent, by an increase in revenue and gross profit at the construction modeling and detailing business. The increase was partially offset by an increase in recurring SG&A expenses, primarily driven by the timing of, and increases in compensation-related expenses, as well as a decrease in gross profit at our industrial maintenance and repair business, despite the increase in revenue discussed above, primarily due to fluctuations in material costs.

Life Sciences: Net loss from our Life Sciences segment for the nine months ended September 30, 2026, decreased $10.1 million to $8.6 million from $18.7 million for the nine months ended September 30, 2025. Adjusted EBITDA loss from our Life Sciences segment for the nine months ended September 30, 2026, decreased $9.4 million to $4.5 million from $13.9 million for the nine months ended September 30, 2025. The decrease in Adjusted EBITDA loss was primarily due to a decrease in equity method losses recognized from MediBeacon, as discussed in the Loss from Equity Investees section above, and a decrease in SG&A expenses, primarily driven by decreases in compensation-related expenses at R2 Technologies and Pansend. These decreases were partially offset by a decrease in gross profit at R2 Technologies, driven by the decrease in revenue, as discussed in the Revenue section above.

Spectrum: Net income from our Spectrum segment for the nine months ended September 30, 2026, increased $45.2 million to $27.8 million from a loss of $17.4 million for the nine months ended September 30, 2025. Adjusted EBITDA from our Spectrum segment for the nine months ended September 30, 2026, decreased $2.0 million to $1.4 million from $3.4 million for the nine months ended September 30, 2025. The decrease in Adjusted EBITDA was driven by the decrease in revenue (as discussed in the Revenue section above) and an increase in cost of revenue during the eight months of consolidated Spectrum activity in the current period, compared to the same period in the prior year. In addition, the decrease was driven by our disposition of a controlling interest in our Spectrum segment, as discussed above, which resulted in eight months of consolidated Spectrum activity in the current period compared to nine months in the comparable period. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 5. Investments to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information.

Non-Operating Corporate: Net loss from our Non-Operating Corporate segment for the nine months ended September 30, 2026, increased $23.7 million to $59.7 million from $36.0 million for the nine months ended September 30, 2025. Adjusted EBITDA loss from our Non-Operating Corporate segment for the nine months ended September 30, 2026, decreased $0.6 million to $5.7 million from $6.3 million for the nine months ended September 30, 2025. The decrease in Adjusted EBITDA loss was primarily driven by a decrease in professional fees.

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

Infrastructure

As of September 30, 2026, DBMG's backlog was $2,618.2 million, consisting of $2,058.2 million under contracts or purchase orders and $560.0 million under letters of intent or notices to proceed. Approximately $1,585.0 million, representing 60.5% of DBMG’s backlog as of September 30, 2026, was attributable to five contracts, letters of intent, notices to proceed or purchase orders. If one or more of these projects terminate or reduce their scope, DBMG’s backlog could decrease substantially. DBMG's backlog may, from time to time, include additional backlog amounts that are not included in the remaining unsatisfied performance obligations. This additional backlog may include commitments under master service agreements that are estimated amounts of work to be performed based on customer communications, historic performance and knowledge of our customers' intentions.

Liquidity and Capital Resources

Sale of DBMG

In connection with the closing of the DBMG Sale, on October 5, 2026, all outstanding obligations under the Amended and Restated Credit Agreement, dated May 20, 2025, by and among DBMG, the lenders party thereto from time to time and UMB BANK, N.A. (the “DBMG Credit Agreement”) were repaid in full, including all accrued and unpaid interest and fees, in an aggregate amount of approximately $68.7 million. Upon such repayment, the DBMG Credit Agreement was terminated.

In addition, on October 5, 2026, we applied $20.7 million of the net cash proceeds from the DBMG Sale to repay our revolving line of credit with MSD including all accrued and unpaid interest and fees, and the Revolving Line of Credit (as defined below) was terminated. We must apply the remainder of the net cash proceeds from the DBMG Sale to reduce our outstanding indebtedness. Specifically, we must use the remaining net cash proceeds from the DBMG Sale, as well as any proceeds from sale of the Stock Consideration, to mandatorily redeem the Company’s 10.50% 2027 Senior Secured Notes and 2027 Convertible Notes. On October 15, 2026, we redeemed $325.0 million principal amount of the 10.50% 2027 Senior Secured Notes for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption. Accrued and unpaid interest paid on the redemption totaled $7.0 million. We must apply the net proceeds from sale of the Stock Consideration following expiration of the lock-up period applicable to the Stock Consideration, which ends on the earlier of December 4, 2026 and the date that a registration statement registering the resale of the Stock Consideration is declared effective, to redeem the remaining 10.50% 2027 Senior Secured Notes within 15 days after receipt. We must also apply any net proceeds from sale of the Stock Consideration remaining after redemption of the 10.50% 2027 Senior Secured Notes to redeem the 2027 Convertible Notes. However, such proceeds may not be sufficient and we could be required to raise additional proceeds through an asset sale, debt refinancing or capital raise, if available, to cover any shortfall. In connection with the closing of the DBMG Sale, we entered into the DBMG Closing Supplemental Indenture (as defined below), which requires the redemption of all 2027 Convertible Notes on the 15th business day following the termination of the Lock-Up Period at 100% of the principal amount thereof plus accrued and unpaid interest. Because the terms of the 10.50% 2027 Senior Secured Notes do not permit redemption of the 2027 Convertible Notes while the 10.50% 2027 Senior Secured Notes remain outstanding, we must redeem the 10.50% 2027 Senior Secured Notes prior to the required redemption of the 2027 Convertible Notes unless alternative arrangements are made. The proceeds from the sale of the Stock Consideration will depend on the market price of the IES shares at the time of sale and may not be sufficient to repay these obligations. Additionally, after the 10.50% 2027 Senior Secured Notes, the 2027 Convertible Notes and all other senior debt have been repaid in full, the CGIC Note (as defined below) must be prepaid with the net cash proceeds of any future Asset Sale (as defined in the CGIC Note). See “Going Concern” below.

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which are incorporated herein by reference, for additional information on the sale of DBMG and the Company's Corporate debt instruments.

ATM Program.

Under our at-the-market program with Jefferies, we may sell up to $31.0 million of our common stock; we have not sold any shares to date. Our prior shelf registration statement expired on October 6, 2026. Before we can begin sales, we must file a prospectus supplement under our new shelf registration statement. Any sales will depend on market conditions, and we cannot assure you that proceeds will be available when needed. Refer to Note 11. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the ATM Program.

Indebtedness

Non-Operating Corporate

10.50% 2027 Senior Secured Notes

The 10.50% 2027 Senior Secured Notes mature on February 1, 2027. The 10.50% 2027 Senior Secured Notes accrue interest at a rate of 10.50% per year, payable semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $18.9 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. On July 31, 2026, the parties to the 10.50% 2027 Senior Secured Notes Indenture amended the indenture to permit interest for the period from February 1, 2026 through July 31, 2026 on notes held by consenting holders to be paid in kind in respect of the August 1, 2026 interest payment by increasing the principal amount of the notes or issuing additional notes. Consenting holders also received a consent fee equal to 1.5% of the principal amount of the notes, for which they granted consent, paid through the issuance of additional 10.50% 2027 Senior Secured Notes. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. As a result, on August 3, 2026, the total outstanding principal amount of 10.50% 2027 Senior Secured Notes increased by $21.6 million and we paid $3.1 million in cash interest rather than $19.9 million (which would otherwise have been due). The total consent fee, reflecting the principal amount of additional note issuances, was $4.8 million and was recorded as an additional OID which is being amortized into interest expense over the term of the notes using the effective interest rate method. The supplemental indenture also permitted related additional note issuances and waived defaults arising from the amendments and issuances. All subsequent interest payments are payable in cash.

Aggregate interest expense for the 10.50% 2027 Senior Secured Notes, including the contractual interest coupon and amortization of fees was $15.3 million and $41.6 million for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, the total carrying amount related to the notes was $392.8 million, inclusive of $400.9 million aggregate principal outstanding (which includes capitalized interest), partially offset by $7.8 million of unamortized OID and $0.3 million of unamortized deferred financing fees. The effective interest rate on the 10.50% 2027 Senior Secured Notes was 16.8% as of September 30, 2026.

Our obligations under the 10.50% 2027 Senior Secured Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by certain of our subsidiaries (the “Subsidiary Guarantors”). The 10.50% 2027 Senior Secured Notes and the related guarantees are senior secured obligations of INNOVATE Corp. and the Subsidiary Guarantors. The 10.50% 2027 Senior Secured Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act.

If we complete certain asset sales, the terms of the 10.50% 2027 Senior Secured Notes Indenture may require us, in certain circumstances, to make an offer to purchase the 10.50% 2027 Senior Secured Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase.

The 10.50% 2027 Senior Secured Notes Indenture contains restrictive covenants and required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, which were satisfied in full upon the execution of the DBMG Transaction Agreement. See “Restrictive Covenants” below.

Subsequent to quarter-end on October 15, 2026, we made a partial redemption of $325.0 million in principal amount of our 10.50% 2027 Senior Secured Notes for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest up to, but excluding, the date of redemption. We must apply the net proceeds from sale of the Stock Consideration following expiration of the related Lock-Up Period (See “Sale of DBMG” above) to redeem the remaining 10.50% 2027 Senior Secured Notes within 15 days after receipt. The amount of remaining 10.50% 2027 Senior Secured Notes that are required by their terms to be redeemed is dependent on the amount of proceeds we receive upon sale of the Stock Consideration following the expiration of the Lock-Up Period. However, because the terms of the 10.50% 2027 Senior Secured Notes do not permit redemption of the 2027 Convertible Notes while the 10.50% 2027 Senior Secured Notes remain outstanding, we must redeem all 10.50% 2027 Senior Secured Notes prior to the required redemption of the 2027 Convertible Notes unless alternative arrangements are made.

Refer to Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the 10.50% 2027 Senior Secured Notes.

8.50% Senior Secured Notes due 2026

On February 2, 2026, we repaid the remaining principal balance and all accrued interest of our 8.50% senior secured notes due February 1, 2026 (the "8.50% 2026 Senior Secured Notes").

Refer to Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the 8.50% 2026 Senior Secured Notes.

2027 Convertible Notes

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

The initial maximum number of securities underlying the 2027 Convertible Notes, assuming the largest “make-whole” addition to the conversion rate under the 2027 Convertible Notes Indenture, and assuming that we obtained the requisite stockholder approval referred to above, was 1,543,174 shares of the Company’s common stock. As of September 30, 2026, each $1,000 of principal of the 2027 Convertible Notes is convertible into 23.6327 shares of the Company's common stock, for a total of 1,391,979 shares of common stock, which is equivalent to a conversion price of approximately $42.31 per share, as adjusted for the reverse stock split in 2024 and subject to further adjustment upon the occurrence of specified events. Based on the closing price of our common stock on September 30, 2026, the if-converted value of the 2027 Convertible Notes did not exceed its principal value.

The 2027 Convertible Notes accrue interest at a rate of 9.50% per year. Interest on the 2027 Convertible Notes is paid semi-annually on February 1st and August 1st of each year, commencing on February 1, 2026. Total interest of $2.5 million, incurred from August 4, 2025 through January 31, 2026, was paid in kind and capitalized into the principal balance for the February 1, 2026 payment. On July 31, 2026, the parties to the 2027 Convertible Notes Indenture amended that indenture to permit interest for the period from February 1, 2026 through July 31, 2026 on notes held by consenting holders to be paid in kind in respect of the August 1, 2026 interest payment by increasing the principal amount of the notes or issuing additional notes. Consenting holders also received a consent fee equal to 1.5% of the principal amount of the notes, for which they granted consent, paid through the issuance of additional 2027 Convertible Notes. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. As a result, on August 3, 2026 the total outstanding principal amount of 2027 Convertible Notes increased by $2.9 million and the Company paid $0.5 million in cash interest rather than $2.7 million (which would otherwise have been due). The total consent fee, reflecting the principal amount of additional note issuances, was $0.7 million and was recorded as an additional OID which is being amortized into interest expense over the term of the notes using the effective interest rate method. The supplemental indenture also permitted related additional note issuances and waived defaults arising from the amendments and issuances. All subsequent interest payments are payable in cash.

Aggregate interest expense, including the contractual interest coupon and amortization was $1.8 million and $4.8 million for the three and nine months ended September 30, 2026, respectively. The effective interest rate on the 2027 Convertible Notes was 13.1% as of September 30, 2026.

As of September 30, 2026, the total carrying amount related to the notes was $58.0 million, inclusive of $58.9 million aggregate principal outstanding (which includes capitalized interest), partially offset by a remaining unamortized net OID of $0.8 million and unamortized deferred financing fees of $0.1 million.

INNOVATE Corp., the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “2027 Convertible Notes Trustee”) and collateral trustee, entered into an indenture (the “2027 Convertible Notes Indenture”), dated as of August 4, 2025, governing the 2027 Convertible Notes. If we complete certain asset sales, the 2027 Convertible Notes Indenture may require us in certain circumstances to make an offer to purchase the 2027 Convertible Notes with the net cash proceeds from such an asset sale at a price in cash equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of purchase. Additionally, if we undergo a Fundamental Change, subject to certain conditions, we may be required to purchase all or any portion of the 2027 Convertible Notes for cash at 100% of the principal amount to be purchased, plus accrued and unpaid interest, including additional interest, if any, to, but excluding, the applicable purchase date. The Fundamental Change definition excludes ownership of our equity by Lancer Capital LLC and its affiliates.

On October 9, 2026, in connection with the closing of the DBMG Sale, we entered into a supplemental indenture (the “DBMG Closing Supplemental Indenture”) to the 2027 Convertible Notes Indenture. The DBMG Closing Supplemental Indenture amends the 2027 Convertible Notes Indenture to (i) require the redemption of all 2027 Convertible Notes on the 15th business day following the termination of the Lock-Up Period applicable to the Stock Consideration we received in connection with the DBMG Sale for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption and (ii) correspondingly, confirm that no offer to repurchase the 2027 Convertible Notes need be made. The Lock-Up Period will expire upon the earlier of December 4, 2026 and the date that a registration statement that registers the resale by INNOVATE of all shares received as Stock Consideration in connection with the DBMG Sale is declared effective. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information on the DBMG Sale and Lock-Up Period.

Refer to Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the 2027 Convertible Notes.

2026 Convertible Notes

The 2026 Convertible Notes matured on August 1, 2026 and were redeemed in full on August 3, 2026. Refer to Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the 2026 Convertible Notes.

Revolving Line of Credit

As of September 30, 2026, we had a revolving credit agreement with MSD PCOF Partners IX, LLC ("MSD"), which had a maximum commitment of $20.0 million ("Revolving Line of Credit"). As of September 30, 2026, the outstanding balance was $20.0 million.

Upon closing of the DBMG Sale on October 5, 2026, a portion of the proceeds was applied for the full repayment of the Revolving Line of Credit, and the Revolving Line of Credit was terminated. The aggregate outstanding balance at the time of repayment was $20.7 million, reflective of a $20.0 million principal balance and total accrued and unpaid interest, exit and extension fees of $0.7 million. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information on the DBMG Sale and Note 7. Debt Obligations for additional information on our Revolving Line of Credit, which are incorporated herein by reference.

CGIC Promissory Note

On August 4, 2025, we amended our subordinated promissory note with CGIC (the “CGIC Note”) to, among other things, extend its maturity to April 30, 2027 and secure it with a third-priority lien on the collateral securing the 10.50% 2027 Senior Secured Notes and the 2027 Convertible Notes. The CGIC Note bears interest at 16.0% per annum. Interest was paid in kind through August 31, 2026 and is payable in cash, in arrears, thereafter.

For the three and nine months ended September 30, 2026, interest expense recognized relating to the CGIC Note, including the contractual interest coupon and amortization of the discount, was $1.9 million and $5.4 million, respectively. Cash paid for interest to CGIC was $0.7 million for both the three and nine months ended September 30, 2026. During the nine months ended September 30, 2026, in accordance with the terms of the amended CGIC Note, $5.2 million of interest was capitalized into the principal balance. As of September 30, 2026, the total carrying amount related to the CGIC Note was $51.5 million, inclusive of $51.1 million of principal (including capitalized interest) and a net unamortized premium of $0.4 million.

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

Refer to Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the CGIC Note.

Infrastructure

As of September 30, 2026, DBMG had an Amended and Restated Credit agreement (the "DBMG Credit Agreement"), with UMB BANK, N.A. ("UMB"), that provided DBMG with senior secured debt financing in an amount up to $220.0 million in the aggregate, consisting of (i) a senior secured revolving credit facility (the “DBMG Revolving Facility”) in an aggregate amount of $135.0 million and (ii) a senior secured term loan facility in the amount of $85.0 million. The DBMG Credit Agreement also contained an accordion feature to increase the allowable size of the DBMG Revolving Facility by an additional $50.0 million. The maturity of the DBMG Revolving Facility and the term loan facility was May 20, 2030. As of September 30, 2026, $68.6 million was outstanding under the DBMG Credit Agreement, which is included in current liabilities held for sale in the Condensed Consolidated Balance Sheet.

Subsequent to quarter end, in connection with the closing of the DBMG Sale on October 5, 2026, all outstanding obligations under the DBMG Credit Agreement were repaid in full, including all accrued and unpaid interest and fees, in an aggregate amount of approximately $68.7 million. Upon such repayment, the DBMG Credit Agreement was terminated.

Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements, which is incorporated by reference herein, for additional information on DBMG debt instruments.

Life Sciences

R2 Technologies has an Amended and Restated Senior Secured Promissory Note (the “Lancer Note”) with Lancer Capital LLC (“Lancer”), a related party, which was entered into on August 4, 2025. The Lancer Note has an interest rate of 12% and no longer has certain exit and default fees. Accrued and unpaid interest is capitalized monthly into the principal balance. The Lancer Note can be repaid at any time with an optional prepayment of the entire then-outstanding and unpaid principal and accrued interest upon five days’ written notice to Lancer.

On July 31, 2026, the maturity of the Lancer Note was extended from August 1, 2026 to the earlier of December 31, 2026, or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies. Concurrently, Lancer and R2 Technologies entered into a forbearance agreement under which, until the earlier of a Change of Control of R2 Technologies or December 31, 2026, Lancer will not exercise its remedies for any event of default, but does not waive any default. All other terms were unchanged, and interest continues to accrue at 12.0%, paid in kind.

As of September 30, 2026, the effective interest rate on the Lancer Note was 12.0%.

Interest expense, including amortization of fees, related to the Lancer Note was $1.7 million and $5.8 million for the three months and nine months ended September 30, 2026, respectively. For the nine months ended September 30, 2026, $4.5 million of accrued interest, was capitalized into the principal balance.

As of September 30, 2026, the total carrying amount relating to the note, which is included within the Current portion of debt obligations in the Condensed Consolidated Balance Sheet, was $52.4 million, and includes all capitalized interest and fees.

For additional information on the Lancer Note, refer to Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Spectrum

We disposed of a controlling interest in our Spectrum segment on September 1, 2026 upon the closing of the Spectrum Merger, at which time the Spectrum segment’s debt was extinguished. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements, which is incorporated by reference herein, for additional information.

Restrictive Covenants

The indenture governing the 10.50% 2027 Senior Secured Notes dated August 4, 2025, by and among INNOVATE, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “10.50% 2027 Senior Secured Notes Trustee”) and collateral trustee (the "10.50% 2027 Senior Secured Notes Indenture"), contains certain affirmative and negative covenants limiting, among other things, the ability of the Company, and, in certain cases, the Company’s subsidiaries, to incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; make certain restricted payments; sell assets; engage in certain transactions with affiliates; or consolidate or merge with, or sell substantially all of its assets to, another person. These covenants are subject to a number of important exceptions and qualifications. Additionally, the 10.50% 2027 Senior Secured Notes Indenture required us to meet certain milestones with respect to strategic alternatives for our operating subsidiaries, including asset sales generating at least $150 million in net proceeds, to be applied to the 10.50% 2027 Senior Secured Notes, such that by September 1, 2025, we needed to have a bona fide bid or term sheet related to a potential sale. The September 1, 2025 milestone was not reached, and in accordance with the indenture, we were thus required to commence a sales process for DBMG which included separate milestone requirements. On August 7, 2026, we entered into the DBMG Transaction Agreement by and among the Company, IES, Merger Sub and Intermediate. Pursuant to the DBMG Transaction Agreement, upon the terms and subject to the conditions thereof, (i) Seller sold, and Merger Sub purchased from Seller, approximately 91.2% of the outstanding shares of common stock of DBMG and (ii) immediately following the Acquisition, Merger Sub merged with and into DBMG pursuant to Section 253 of the DGCL, with DBMG surviving the merger as a wholly owned subsidiary of IES. As a result of the execution of the DBMG Transaction Agreement, the aforementioned milestones were satisfied in full. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale and Note 7. Debt Obligations for additional information.

In connection with the DBMG Sale, on August 7, 2026 (refer to Note 3. Disposals and Assets and Liabilities Held for Sale), INNOVATE, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee and collateral trustee, entered into a supplemental indenture (the “DBMG Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. The DBMG Senior Secured Notes Supplemental Indenture was entered into with the consent of the Requisite Holders. The DBMG Senior Secured Notes Supplemental Indenture amended the 10.50% 2027 Senior Secured Notes Indenture to, among other things, permit and provide for the DBMG Sale and waive any and all defaults, events of default or other defaults that may have occurred, or that may arise under the 10.50% 2027 Senior Secured Notes Indenture as a result thereof. Pursuant to the DBMG Senior Secured Notes Supplemental Indenture, the DBMG Sale did not constitute an “Asset Sale” or a “Change of Control” under the 10.50% 2027 Senior Secured Notes Indenture, and net cash proceeds from the DBMG Sale, after any permitted repayment of revolving debt under the Revolving Line of Credit, were required to be applied to redeem the 10.50% 2027 Senior Secured Notes within 15 days after receipt. Under the DBMG Senior Secured Notes Supplemental Indenture, all net cash proceeds of the DBMG Sale are required to be held in a deposit account subject to a control agreement, and all non-cash proceeds of the DBMG Sale are required to be subject to a valid and enforceable perfected lien in favor of the collateral trustee for the benefit of the holders of the applicable series of Notes. The DBMG Senior Secured Notes Supplemental Indenture also provides for the release of liens on collateral disposed of in connection with the DBMG Sale. On October 15, 2026, we applied net cash proceeds from the DBMG Sale to redeem $325.0 million principal amount of the 10.50% 2027 Senior Secured Notes. On August 7, 2026, we also entered into a substantially similar supplemental indenture to the 2027 Convertible Notes Indenture with the consent of the holders of a majority in aggregate principal amount of the 2027 Convertible Notes, which also required us to offer to purchase the 2027 Convertible Notes at 100% of their principal amount within approximately 45 days of the closing of the DBMG Sale. That requirement was replaced by the mandatory redemption provided for in the DBMG Closing Supplemental Indenture described under “2027 Convertible Notes” above.
In connection with the Spectrum agreements entered into on May 29, 2026, INNOVATE, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “Collateral Agent”), entered into an amended supplemental indenture (the “Amended 10.50% 2027 Senior Secured Notes Supplemental Indenture”) to the 10.50% 2027 Senior Secured Notes Indenture. In addition, on May 29, 2026, INNOVATE, certain subsidiary guarantors, and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “Trustee”) and notes collateral agent (in such capacity, the “2027 Convertible Notes Collateral Agent”), entered into an amended supplemental indenture (the “Amended 2027 Convertible Notes Supplemental Indenture”) to the 2027 Convertible Notes Indenture. Pursuant to these supplemental indentures certain provisions of the 10.50% 2027 Senior Secured Notes Indenture and 2027 Convertible notes indenture, including certain definitions and negative covenants, were amended with the consent of the holders of at least a majority in aggregate principal amount of the Notes outstanding voting as a single class (the “Requisite Holders” and the "2027 Convertible Notes Requisite Holders"). In addition, the Requisite Holders and the 2027 Convertible Notes Requisite Holders consented to the transactions related to the Spectrum Merger and the New Spectrum Loan Agreement and waived any and all defaults, events of default or other defaults that may have occurred, or that may arise under the indentures as a result thereof.

In connection with the Spectrum Notes Extension in August 2025, we entered into the Spectrum Letter with the lenders, which required us to meet certain milestones with respect to strategic alternatives for the Spectrum segment, such that, if the Spectrum Notes were not repaid in full in cash on or before November 1, 2025, the Spectrum Letter provided that we were required to commence an alternative strategic process for HC2 which includes a sale of HC2 with the net proceeds to be applied to the Spectrum Notes. The November 1, 2025 milestone was not reached and in accordance with the Spectrum Letter, management initiated a strategic process for HC2. On May 29, 2026, Broadcasting closed on a refinancing transaction. In addition, Broadcasting and HC2 Holdco, subsidiaries of INNOVATE, entered into a definitive agreement pursuant to which INNOVATE sold a controlling interest in Broadcasting to CONX. The Spectrum Merger closed on September 1, 2026. In connection with the Spectrum merger, on May 29, 2026, Broadcasting entered into a loan agreement (the “New Spectrum Loan Agreement”), as borrower, with HC2 Merger Sub, as lender, and HC2 Holdco and certain of Broadcasting’s subsidiaries, as guarantors. The New Spectrum Loan Agreement provided for the Bridge Loan Facility which was funded on a single drawing on May 29, 2026. The proceeds of the Bridge Loan Facility were used to (a) fully satisfy and discharge all non-contingent obligations, including all accrued and unpaid interest and fees, under the Spectrum Notes; (b) repurchase equity interests in Broadcasting and DTV held by holders of the Spectrum Notes; and (c) to pay related transaction costs. As a result of these transactions and the Spectrum Merger agreement, the milestones associated with the Spectrum Letter were satisfied in full. The Spectrum Loans had a contractual maturity date of May 29, 2027; however, upon consummation of the Spectrum Merger, the Spectrum Loans (including all accrued and capitalized interest thereon) were extinguished in full.

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

We have conducted our operations in a manner that has resulted in compliance with the indentures, and as of September 30, 2026, we are in compliance with the covenants of our debt agreements.

The DBMG Credit Agreement was repaid in full and terminated on October 5, 2026. See “Sale of DBMG” above.

Short- and Long-Term Liquidity Considerations and Risks

Corporate

Our Non-Operating Corporate segment's liquidity needs have primarily been for interest payments on our senior secured notes, convertible notes, Revolving Line of Credit, CGIC Note, and, out of legally available funds, dividend payments, on our Series A-3 and Series A-4 Preferred Stock and recurring operational expenses. As a result of our debt refinancing transactions in 2025 and amendments entered into during 2026 as discussed in "Indebtedness" above, certain interest payments for our Corporate debt have been paid in kind and therefore were incorporated into the respective principal balances that were paid or are to be paid on maturity or redemption of the respective debt.

Our subsidiaries' principal liquidity requirements arise from cash used in operating activities, debt service, and capital expenditures, including purchases of equipment, development of back-office systems, operating costs and expenses, and income taxes.

On a stand-alone basis, as of both December 31, 2025 and September 30, 2026, our Non-Operating Corporate segment had cash and cash equivalents of $4.2 million.

On a stand-alone basis, our Non-Operating Corporate segment principal indebtedness, all of which matures within the next twelve months, was $530.9 million and $481.9 million as of September 30, 2026 and December 31, 2025, respectively. The September 30, 2026 indebtedness balance consists of the $400.9 million aggregate principal amount of 10.50% 2027 Senior Secured Notes, $58.9 million aggregate principal amount of 2027 Convertible Notes, $51.1 million principal amount of the CGIC Note and $20.0 million aggregate principal amount drawn on our Revolving Line of Credit. The increase in debt at our Non-Operating Corporate segment was due to the capitalization of an aggregate $51.1 million of accrued interest and consent fees into the outstanding principal balances for our 10.50% 2027 Senior Secured Notes, 2027 Convertible Notes and CGIC Note, partially offset by $2.1 million in principal payments for the redemptions of the remaining 8.50% 2026 Senior Secured Notes and 2026 Convertible Notes that matured in 2026.

Subsequent to September 30, 2026, we repaid the Revolving Line of Credit in full and redeemed $325.0 million principal amount of the 10.50% 2027 Senior Secured Notes (see “Sale of DBMG” above).

Our Non-Operating Corporate segment is required to make semi-annual interest payments on the 10.50% 2027 Senior Secured Notes and on the 2027 Convertible Notes, on February 1st and August 1st of each year. For the first interest period, which was the interest period ending on January 31, 2026, interest was paid in kind. Interest due on August 1, 2026 on notes held by consenting holders was also paid in kind, and those holders received additional notes as a 1.5% consent fee. Notes held by non-consenting holders remained subject to the existing cash interest payment requirements. All subsequent interest payments are payable in cash. Interest payments on the CGIC Note are required monthly; however, interest was paid in kind through August 31, 2026. All remaining interest payments are required to be paid in cash in arrears. Before its repayment and termination on October 5, 2026, we were also required to make quarterly interest payments on our Revolving Line of Credit.

We are required to make dividend payments, out of legally available funds, on our outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock on January 15th, April 15th, July 15th, and October 15th of each year. The Series A-3 Preferred Stock and Series A-4 Preferred Stock had a redemption date of July 1, 2026. On June 30, 2026, the holder of our outstanding Series A-3 and Series A-4 Preferred Stock delivered a redemption notice requiring the Company to redeem those shares at the redemption price (accrued value plus all accrued and unpaid dividends, to the extent not included in the accrued value). The Company did not, and at this time still does not have sufficient legally available funds to pay the redemption price in cash or other assets. Under the terms of the certificates of designation, because the preferred shares were not redeemed when required, they remain outstanding and continue to be entitled to all powers, designations, preferences, and other rights, including the right to accrual and payment of dividends and conversion rights.

The Series A-3 and Series A-4 Preferred Stock accrue a cumulative quarterly cash dividend at an annualized rate of 7.50%. The accrued values of the Series A-3 and Series A-4 Preferred Stock accrete quarterly at an annualized rate of 4.00% that is reduced to 2.00% or 0.0% if the Company achieves specified rates of growth measured by increases in its net asset value; provided, that the accreting dividend rate will be 7.25% in the event that (A) the daily volume weighted-average price ("VWAP") of the Company's common stock is less than a certain threshold amount, (B) the Company's common stock is not registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or (C) the Company's common stock is not listed on certain national securities exchanges or the Company is delinquent in the payment of any cash dividends. During the first, second and third quarters of 2026, the Board did not declare any cash dividends with respect to INNOVATE’s issued and outstanding Series A-3 Preferred Stock and Series A-4 Preferred Stock. Aggregate quarterly dividends of $0.4 million, $0.3 million and $0.4 million, respectively, for the first, second and third quarters of 2026, included the annual cash dividend of 7.5% per annum which was accrued and also the accreting dividend of 7.25% per annum. Refer to Note 11. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Our Non-Operating Corporate segment received $1.6 million in net tax sharing payments from our Infrastructure segment for the nine months ended September 30, 2026. Additionally, our Non-Operating Corporate segment received $11.0 million and $18.3 million in dividends from our Infrastructure segment during the three and nine months ended September 30, 2026, respectively. Subsequent to quarter end, the DBMG Sale was completed and the Company will no longer receive tax sharing payments or dividends from DBMG.

We have financed our growth and operations to date, and expect to finance our future growth and operations, through proceeds from asset sales, public offerings and private placements of debt and equity securities, credit facilities, vendor financing, finance lease financing and other financing arrangements, as well as cash generated from the operations of our subsidiaries.

Life Sciences

As of September 30, 2026, our Life Sciences segment had principal indebtedness of $52.4 million, compared to $47.9 million as of December 31, 2025. The increase in debt at our Life Sciences segment was due to the capitalization of unpaid accrued interest of $4.5 million at R2 Technologies into the outstanding principal balance of their note with Lancer. The Lancer Note matures on the earlier of December 31, 2026, a Change of Control or the sale of all or substantially all of the assets of R2 Technologies. See “Indebtedness—Life Sciences” above, and refer to Note 7. Debt Obligations which is incorporated herein by reference, for additional information on our Life Sciences debt.

Going Concern

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, as of the date of these financial statements, there is substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

The principal conditions leading to this conclusion are the upcoming maturities and required redemptions of the Company's debt obligations. Based on these conditions, we may not be able to meet our obligations at maturity and upon required redemption. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information regarding debt redemption obligations arising from the DBMG Sale and Note 7. Debt Obligations to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information regarding the Company's debt obligations.

Management has evaluated the significance of these conditions in relation to the Company's ability to meet its obligations. The potential inability to repay, refinance or extend the maturity or required redemption of the aforementioned current debt or to obtain additional financing, raises substantial doubt about the Company's ability to continue as a going concern.

Management plans to alleviate these conditions through various initiatives it is currently exploring, including using proceeds from the anticipated sale of our IES shares received in the DBMG Sale to repay outstanding debt obligations, pursuing other asset sales, potentially refinancing debt and raising additional capital. However, the amount of any proceeds from the sale of our IES shares will depend on the market price of the IES shares at the time of sale, and there can be no assurance that such proceeds will be sufficient to repay all or a substantial portion of those obligations. In addition, there can be no assurance that we will have the ability to be successful in any asset sales, additional capital raises, or the refinancing of our existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants or other possible events of default. Further, there can be no assurance that we will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern.

Based on the September 30, 2026 market value of the IES common stock, received as partial consideration under the DBMG Sale, there would not be sufficient proceeds available for us to repay all of our debt instruments when required. If we are unable to obtain sufficient other available funds when required to repay all of the debt instruments, a shortfall could result in defaults or cross-defaults, accelerate other obligations and further impair our ability to continue as a going concern. If we fail to consummate sufficient cash proceeds from the sale of the IES common stock or otherwise fund required redemptions we would be in violation of covenants under our remaining indebtedness (absent waivers or amendments), and would likely be unable to satisfy our debt service obligations and may be unable to continue as a going concern.

The unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q do not include any adjustments to the carrying amounts and classification of assets, liabilities, or expenses that may result if the Company is unable to continue as a going concern.

Capital Expenditures

Capital expenditures are set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Infrastructure	$28.4	$7.0	$47.2	$16.2
Life Sciences	—	—	—	—
Spectrum	0.3	0.8	1.4	2.4
Total	$28.7	$7.8	$48.6	$18.6

Summary of Consolidated Cash Flows

The below table summarizes the cash provided by or used in our activities (in millions):

	Nine Months Ended September 30,		Change
	2026	2025
Cash provided by operating activities	$55.9	$45.5	$10.4
Cash used in investing activities	(50.7)	(15.1)	(35.6)
Cash used in financing activities	(25.6)	(44.1)	18.5
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.5	(0.6)
Net decrease in cash and cash equivalents, including restricted cash and cash classified within assets held for sale	$(20.5)	$(13.2)	$(7.3)
Cash, cash equivalents and restricted cash, including amounts classified within assets held for sale, beginning of period	112.6	49.4	63.2
Cash, cash equivalents and restricted cash, including amounts classified within assets held for sale, end of period	$92.1	$36.2	$55.9
Less: cash, cash equivalents and restricted cash classified within assets held for sale, end of period	(87.2)	(33.6)	(53.6)
Cash, cash equivalents and restricted cash, end of period	$4.9	$2.6	$2.3

Operating Activities

Cash provided by operating activities was $55.9 million for the nine months ended September 30, 2026, as compared to $45.5 million for the nine months ended September 30, 2025, an increase of $10.4 million. Cash flows from operations are primarily influenced by changes in the timing of demand for services and by operating margins, but can also be affected by working capital needs associated with our operations. For the nine months ended September 30, 2026, the increase in cash flows from operating activities was primarily driven by our Non-Operating Corporate segment, partially offset by a decrease at our Infrastructure segment. The increase in operating cash flows at our Non-Operating Corporate segment was primarily due to decreases in cash paid for interest due to interest paid in kind in the current period, and, to a lesser extent, cash paid for taxes. The decrease in operating cash flows at our Infrastructure segment was due to a decrease in working capital inflows from normal business fluctuations primarily due to increases in contract-related assets, accounts receivable and other current assets, partially offset by increases in accrued liabilities, contract-related liabilities and accounts payable, all resulting from the timing of regular bill payment activities and ordinary project activity. The net decrease in working capital inflows at our Infrastructure segment was partially offset by an increase in net income after non-cash adjustments.

Investing Activities

Cash used in investing activities was $50.7 million for the nine months ended September 30, 2026, as compared to $15.1 million for the nine months ended September 30, 2025, an increase in cash used in investing activities of $35.6 million. Capital expenditures totaled $48.6 million, or $48.5 million net of proceeds from disposals, for the nine months ended September 30, 2026, as compared to $18.6 million, or $17.2 million net of proceeds from disposals, for the nine months ended September 30, 2025, for a net increase in cash used in investing activities of $31.3 million. The increase was primarily driven by an increase in PP&E additions in the current period at our Infrastructure segment, and a decrease in PP&E sales. Also contributing to the increase in cash used in investing activities was a $2.5 million decrease in net cash inflows related to sales and purchase activity for marketable securities at our Non-Operating Corporate segment. Additionally, there was a $1.8 million cash outflow during the nine months ended September 30, 2026 as a result of the cash divested on the disposal of our controlling interest in Broadcasting.

Financing Activities

Cash used in financing activities was $25.6 million for the nine months ended September 30, 2026, as compared to $44.1 million for the nine months ended September 30, 2025, a decrease in cash used in financing activities of $18.5 million. The decrease in financing cash outflows was primarily driven by our Infrastructure segment which had a net decrease in cash outflows from term loan activity of $12.4 million and a net decrease in credit facility related repayments of $10.6 million. Our Spectrum segment had a net increase in cash outflows for other debt obligations, including third party financing costs, of $2.5 million, related to their recent refinancing, in which the proceeds related to their $105 million CONX bridge loan facility were used to repay $104.6 million to the previous Spectrum Note holders (inclusive of principal, exit fees and paid in kind interest capitalized into the principal balance) and $2.9 million was paid for third party refinancing transaction fees. The increase in cash outflows at our Non-Operating Corporate segment was due to the redemption of the remaining $1.9 million and $0.2 million in principal amount of the 8.50% 2026 Senior Secured Notes and the 2026 Convertible Notes, respectively, that matured in the current period. This was partially offset by a $0.3 million decrease in deferred financing costs related to our Corporate revolving line of credit as compared to the prior period. For the nine months ended September 30, 2026, dividend payments paid by our Non-Operating Corporate segment to the holders of our Series A-3 Preferred Stock and Series A-4 Preferred Stock decreased by $0.6 million, partially offset by an increase in dividends paid by our Infrastructure segment of $0.9 million, as compared to the prior period. Cash outflows for other financing activities decreased $0.1 million as compared to the prior period.

Infrastructure

Cash Flows

Cash flows from operating activities are the principal source of cash used to fund DBMG’s operating expenses, interest payments on debt, and capital expenditures. DBMG's short-term cash needs are primarily for working capital to support operations including receivables, inventories, and other costs incurred in performing on its contracts. DBMG attempts to structure the payment arrangements under its contracts to match costs incurred under the project. To the extent it is able to bill in advance of costs incurred, DBMG generates working capital through billings in excess of costs and recognized earnings on uncompleted contracts. DBMG may rely on its credit facilities to meet its working capital needs. DBMG believes that its available funds, cash generated by operating activities and funds available under its bank credit facilities will be adequate to meet all funding requirements for its operating expenses, working capital needs, interest payments on debt and capital expenditures for the foreseeable future. However, DBMG may expand its operations through future acquisitions and may require additional equity or debt financing.

DBMG is required to make monthly interest payments on all of its debt.

As a result of the closing of the DBMG Sale, the Infrastructure debt instruments have been classified as current obligations as of September 30, 2026, due to full repayment of such debt instruments at the time of closing as required by the DBMG Transaction Agreement. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

New Accounting Pronouncements

For information on new accounting pronouncements, refer to Note 2. Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information.

Critical Accounting Estimates

Other than the estimated fair values of our retained equity method investment in Broadcasting and the related purchase option (refer to Note 3. Disposals and Assets and Liabilities Held for Sale), there have been no material changes during the period ended September 30, 2026 to the critical accounting estimates or policies described under “Critical Accounting Estimates” in Item 7 of our 2025 Annual Report on Form 10-K, filed with the SEC on March 26, 2026.

Related Party Transactions

For a discussion of our Related Party Transactions, refer to Note 12. Related Parties to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

INNOVATE Corp. and Subsidiaries

Our actual results or other outcomes may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•substantial doubt about our ability to continue operating as a going concern and to meet near-term debt maturities and mandatory redemption and prepayment obligations, including the risk that insufficient or delayed proceeds from sales of IES common stock could result in defaults, cross-defaults or acceleration of other obligations.
•our ability to consummate future asset sales on anticipated terms and timing or at all and to realize sufficient proceeds, including from any non-cash proceeds, including the sale of the IES common stock, to satisfy our outstanding obligations, and the risk that declines in market price of the IES common stock could reduce those proceeds;
•our dependence on distributions from our subsidiaries to fund our operations and payments on our obligations;
•our business profile following the highly substantial DBMG Sale and the sale of a controlling interest in Spectrum, including the loss of our primary sources of subsidiary cash flow, the potential absence of material operating revenue, our dependence on our remaining Life Sciences and Other segment operations, and our ability to identify and execute a viable strategy for our remaining business;
•the impact on our business and financial condition of our substantial indebtedness and the significant additional indebtedness and other financing obligations we may incur;

•the impact of covenants in the indentures governing INNOVATE’s 10.50% 2027 Senior Secured Notes, 2027 Convertible Notes, CGIC Subordinated Secured Promissory Note, our Third Amended and Restated Certificate of Incorporation and R2 Technologies' debt obligations as summarized in Note 7. Debt Obligations to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and any future amendments or other new financing agreements on our ability to operate our business and finance our pursuit of acquisition opportunities;
•our possible inability to generate sufficient liquidity, margins, earnings per share, cash flow and working capital from our operating segments;
•our dependence on certain key personnel including the passing in 2023 of Mr. Barr, our former CEO, President and Director and the successful transition of CEO management responsibilities;
•bank failures or other similar events that could adversely affect our and our customers' and vendors' liquidity and financial performance;
•our possible inability to hire and retain qualified executive management, sales, technical and other personnel;
•the potential for, and our ability to, remediate future material weaknesses in our internal controls over financial reporting;
•changes in market conditions, including from political, regulatory or market uncertainty, changes in foreign exchange rates, interest rates or inflation, supply chain disruptions, labor shortages and increases in overall price levels, including in transportation costs;
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
•the availability of our at-the-market offering program and other registered equity offerings, our continued eligibility to use Form S-3, and the dilutive and market-price effects of common stock issuances, including potential preferred stock conversion-price adjustments and preemptive rights;
•our ability following the DBMG Sale and Spectrum Merger to complete transition services and manage related costs, purchaser disputes, dis-synergies, stranded or underutilized assets, employee retention and disruption of customer and vendor relationships, as applicable;
•the risk that historical results and unaudited pro forma financial information do not indicate our financial condition, results of operations or future performance following the DBMG Sale and Spectrum Merger;
•our ability to qualify for and comply with the conditions of transient investment company status or another available exclusion or exemption under the Investment Company Act of 1940 (the “ICA”), to cease being an investment company within the applicable period, and the operational restrictions, costs and other adverse consequences if we are required to register or fail to qualify for an exclusion or exemption;
•the possibility of indemnification claims, retained or contingent liabilities and related claims and expenses arising out of the DBMG Sale, Spectrum Merger and other divestitures of businesses; and
•our possible inability to raise additional capital when needed or refinance our existing debt, on attractive terms, or at all.

Infrastructure / DBM Global Inc.

Our actual results or other outcomes of DBMG, which we sold subsequent to quarter end on October 5, 2026, and, thus, our Infrastructure segment, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, risks related to the DBMG Sale.

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
•indebtedness of R2 Technologies that will mature on the earlier of December 31, 2026 or the occurrence of (i) a Change of Control (as defined in the amended note) or (ii) the sale of all or substantially all of the assets of R2 Technologies;
•our Life Sciences segment’s ability to develop products and treatments related to its portfolio companies;
•medical advances in healthcare and biotechnology;
•governmental regulation in the healthcare industry; and
•our Life Sciences segment’s possible inability to raise additional capital when needed or refinance its existing debt, on attractive terms, or at all.

Spectrum / HC2 Broadcasting Holdings LLC

Our actual results or other outcomes of Broadcasting, and, thus, our Spectrum segment, in which we sold a controlling interest on September 1, 2026, may differ from those expressed or implied by forward-looking statements contained herein due to a variety of important factors, including, without limitation, the following:

•the absence of cash proceeds from the Spectrum Merger, the illiquidity of our remaining 25% Broadcasting equity method investment, and uncertainty regarding the timing, price and occurrence of any sale of that investment; and
•whether the CONX Affiliate exercises its option under the CONX Affiliate Letter Agreement, whether we exercise our option and the price realized upon any such exercise, and the possibility that the Option Agreement requires us to apply net cash proceeds from asset sales to acquire additional Surviving Entity equity interests, subject to applicable exceptions and the requirements of our debt instruments, limiting proceeds available for other corporate purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s Condensed Consolidated Financial Statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its Condensed Consolidated Financial Statements. The Company records a liability in its Condensed Consolidated Financial Statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. The Company reviews these estimates each accounting period as additional information is known and adjusts the loss provision when appropriate. If a matter is both probable to result in a liability and the amounts of loss can be reasonably estimated, the Company estimates and discloses the possible loss or range of loss to the extent necessary for the Condensed Consolidated Financial Statements not to be misleading. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in its Condensed Consolidated Financial Statements. Refer to Note 9. Commitments and Contingencies of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference for additional information.

ITEM 1A. RISK FACTORS

The Risk Factors set forth below supplement and, as applicable, update, and should be read together with, the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The Company has recently completed highly substantial asset dispositions. It has also made changes to its debt arrangements and other liabilities, including following September 30, 2026, and expects to make further changes. These ongoing actions will substantially alter the Company’s business, prospects, cash flow and financial position going forward and all information herein, including information incorporated by reference herein, should be evaluated in light of these changes and potential changes.

The DBMG Sale and Disposal of a Controlling Interest in Spectrum, together have and will materially alter our business profile and may leave us with no material operations or sources of operating revenue, and INNOVATE will lose its primary sources of subsidiary cash flow, which would materially impair its ability to service its remaining obligations.

The DBMG Sale and the Spectrum Merger eliminated substantially all of our consolidated operating revenue, and our assets consist largely of net proceeds of the DBMG Sale including any proceeds from the sale of IES common stock received as a portion of the consideration, and any shares of IES common stock remaining after required repayments of indebtedness (of which we currently expect there to be none), our minority interest in the Broadcasting Surviving Entity, our remaining Life Sciences segment (Pansend) and limited remaining Other segment activities.

Due to the completion of the DBMG Sale and Spectrum Merger, our primary source of income is any dividends or distributions from our minority investments and interest earned on our marketable securities and cash and cash equivalents, as we pursue strategic opportunities. Although our Board of Directors is evaluating various strategic alternatives with a goal to maximize stockholder value, we have not yet identified any particular acquisitions or investments or committed to making any such decision by a particular date. We can provide no assurance that our Board of Directors and management will be able to attract the businesses we identify as viable for our objectives, due to competitive forces in the marketplace beyond our control, or consummate strategic transactions, including the acquisition of assets or a business, on terms and conditions that we believe will be in the best interests of the Company and its stockholders.

Our Infrastructure segment generated revenue of approximately $1,210.3 million and our Spectrum segment generated revenue of approximately $23.2 million for the year ended December 31, 2025, together representing substantially all of the Company's consolidated revenue. The Company's remaining operations now consist primarily of Pansend and the Other segment, which together generated only a small fraction of consolidated revenue for the same period. As a result, our future financial results will differ materially from our historical results, and the Company may have no material operations and no material sources of operating revenue, which may negatively impact the value and liquidity of our common stock.

The loss of these operations also eliminated the Company’s primary sources of subsidiary cash flow, materially impairing its ability to service its remaining obligations from operating income and increasing its dependence on the net proceeds from the sales and the performance of its remaining Life Sciences segment operations. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders, and to the extent the ability of the Company’s subsidiaries to distribute dividends or other payments to the Company could be limited in any way, our ability to grow, pursue business opportunities or make acquisitions that could be beneficial to our businesses, or otherwise fund and conduct our business could be materially limited. If the Company depends on distributions and loans from its subsidiaries to make payments on the Company’s debt, and if such subsidiaries were unable to distribute or loan money to the Company, the Company could default on its debt, which would permit the holders of such debt to accelerate the maturity of the debt, which may also accelerate the maturity of other debt of ours with cross-default or cross-acceleration provisions.

Our ability to sustain operations, fund ongoing corporate expenses, and service our remaining indebtedness is therefore dependent upon the net proceeds received from the sales, the performance of our remaining operations, and our ability to identify and consummate future strategic transactions. Our future financial results will depend primarily on our remaining Pansend operations and Other segment, as well as any businesses we may acquire in the future, and any downturn in those remaining operations could have a material adverse effect on our financial condition, results of operations, and cash flows. There can be no guarantee that the DBMG Sale and Spectrum Merger have resulted in stronger long-term financial and operational results for our remaining business.

If we fail to consummate sufficient asset sales, or the value of the consideration received from prior sales is less than anticipated, we may be unable to satisfy our debt service obligations and may be unable to continue as a going concern.

The Company has substantial upcoming debt obligation maturities and required redemptions. Refer to Note 3. Disposals and Assets and Liabilities Held for Sale for additional information regarding debt redemption obligations arising from the DBMG Sale and Note 7. Debt Obligations for additional information regarding the Company’s debt obligations. These obligations include the required redemption of the $58.9 million aggregate principal amount outstanding of 2027 Convertible Notes on the 15th business day following the termination of the Lock-Up Period applicable to the Stock Consideration the Company received in connection with the DBMG Sale for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption. Additionally, because the terms of the 10.50% 2027 Senior Secured Notes do not permit redemption of the 2027 Convertible Notes while the 10.50% 2027 Senior Secured Notes remain outstanding, the Company must redeem the remaining $75.9 million principal amount outstanding of 10.50% 2027 Senior Secured Notes (for a cash purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the date of redemption ) prior to the required redemption of the 2027 Convertible Notes unless alternative arrangements are made.

The market price of the IES common stock received as a portion of the consideration for the DBMG Sale has fallen following receipt. If the market price of the IES common stock does not recover, or continues to fall, the proceeds available to satisfy our obligations under our indebtedness may be reduced. If cash proceeds from the sale of IES common stock, received as partial consideration under the DBMG Sale, and other available funds are not sufficient or available when required to repay all of the debt instruments, a shortfall could result in defaults or cross-defaults, accelerate other obligations and further impair the Company’s ability to continue as a going concern.

There can be no assurance that we will have the ability to be successful in any further asset sales, additional capital raises, or the refinancing of our existing debt, on attractive terms, or at all nor any assurances that lenders will provide additional extensions, waivers or amendments in the event of future non-compliance with our debt covenants or other possible events of default. Further, there can be no assurance that we will be able to execute a reduction, extension, or refinancing of the debt, or that the terms of any replacement financing would be as favorable as the terms of the debt prior to the maturity dates. There can be no assurance that any of these plans will be successfully implemented or that they will mitigate the conditions that raise substantial doubt about our ability to continue as a going concern.

Sales of our common stock under our at-the-market program could dilute our stockholders and depress the market price of our common stock, and the program may not be available when we need it.

Under our Open Market Sale Agreement with Jefferies LLC, we may sell up to $31.0 million of our common stock from time to time in “at-the-market” offerings. Any sales will dilute our existing stockholders. The number of shares we issue and the proceeds we receive will depend on the market price of our common stock and cannot be predicted. Sales under the program, or the perception that sales may occur, could depress the market price of our common stock. Issuances of common stock could also trigger adjustments to the conversion price of our outstanding preferred stock and preemptive rights for its holders, which could result in further dilution.

We may also be unable to raise capital under the program when we need it. The shelf registration statement under which the program was established expired on October 6, 2026, and we must file a prospectus supplement under our new shelf registration statement before we can begin sales. Continued use of the program depends on our remaining eligible to use Form S-3, which we would lose if we defaulted on our indebtedness, and could be limited if our public float falls below $75 million. Any proceeds may be used to service or repay indebtedness and may not be enough to meet our liquidity needs.

Refer to Note 11. Equity and Temporary Equity to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for additional information on the ATM Program.

An investment in our common stock is highly speculative and could result in the loss of all or substantially all of an investor’s investment.

Our common stock involves an unusually high degree of risk in light of the substantial and ongoing changes to our business, capital structure and sources of liquidity and uncertainty as to our ability to continue as a going concern. The DBMG Sale and Spectrum Merger eliminated substantially all of our consolidated operating revenue and our primary sources of subsidiary cash flow, and our remaining operations may not generate material revenue or sufficient cash to fund corporate expenses and service remaining obligations. We have substantial indebtedness and other obligations, including near-term maturities, mandatory redemption and prepayment obligations, and potential change-of-control payments as well as preferred stock redemption obligations that we have not been able to satisfy. There is substantial doubt about our ability to continue as a going concern, and the transaction proceeds may be insufficient, unavailable when needed or substantially consumed by creditor claims, transaction costs and required payments before any value is available to common stockholders.

The value of our common stock will depend on highly uncertain matters, including our ability to realize sufficient proceeds from any sale of the IES common stock received as a portion of the consideration, the amount and priority of claims against those proceeds, our ability to satisfy or restructure our obligations, the value and liquidity of our retained investments and our ability to identify and execute a viable strategy for our remaining business. Our historical results will not be indicative of our future performance, and we may be left with limited operations, limited liquidity and no reliable source of operating cash flow. Defaults, insolvency or a restructuring could result in substantial dilution, subordination or the complete loss of the interests of common stockholders.

We received a redemption notice from the holder of our Series A-3 and Series A-4 Preferred Stock in connection with the July 1, 2026 redemption date but did not have legally available funds to pay the redemption price. The preferred shares remain outstanding with all rights continuing, including cumulative dividend and conversion rights, and the accrued value and accrued dividends continue to grow.

On June 30, 2026, the holder of our outstanding Series A-3 and Series A-4 Preferred Stock delivered a redemption notice requiring the Company to redeem those shares at the redemption price (accrued value plus all accrued and unpaid dividends, to the extent not included in the accrued value). The Company did not have sufficient legally available funds to pay the redemption price in cash or other assets. Under the terms of the certificates of designation, because the preferred shares were not redeemed when required, they remain outstanding and continue to be entitled to all powers, designations, preferences, and other rights, including the right to accrual and payment of dividends and conversion rights. For a description of the terms of the Series A-3 and A-4 Preferred Stock, including the dividend, accretion, conversion, and redemption mechanics, refer to Note 11. Equity and Temporary Equity in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We cannot assure you that the holder will not assert claims or seek to exercise rights or remedies under the certificates of designation or otherwise with respect to the preferred stock, and any such claims or actions could adversely affect us.

A default on our indebtedness or a decline in our market capitalization may impair our ability to use Form S-3 and raise capital through registered equity offerings.

Our ability to use Form S-3 for registered equity offerings requires, among other things, that we not have defaulted on any material installment of indebtedness for borrowed money since the end of the last fiscal year for which audited financial statements have been filed. A default—including as a result of a cross-default, or a missed payment—would disqualify us from using Form S-3 until audited financial statements covering the fiscal year in which the default occurred have been filed, regardless of any subsequent cure or waiver.

These constraints may materially limit our ability to raise equity capital through registered offerings, including any at-the-market program, at a time when we may need additional capital to fund operations, service remaining indebtedness, and pursue strategic alternatives, and if we are unable to use Form S-3, we may be required to use the more costly and time-consuming Form S-1 or rely on exempt offerings that may not generate sufficient proceeds or may be available only on less favorable terms. Upon the filing of our next Annual Report on Form 10-K, we expect to become subject to limitations on the amount of equity securities that we can register for delayed sale on Form S-3 (although this would not affect utilization of any at-the-market offering program that we have in place at that time).

The recent sales may subject us to risks associated with transition services, dis-synergies, stranded assets, and employee retention.

In connection with the Spectrum Merger, we are required to provide certain transition services to the purchaser, and any issues, delays or complications in completing such services, including the incurrence of unanticipated costs, could adversely affect our business and financial condition. In addition, as a result of the recent sales, we may incur or experience various adverse effects, including but not limited to (i) greater costs or fewer benefits than anticipated under the sale agreement, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide, (iv) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (v) modified, terminated or scaled back relationships with existing customers or difficulty attracting prospective customers, (vi) diversion of management's attention away from the operations of our retained business, (vii) loss or difficulty in retaining employees due to concerns over future job security or responsibilities, or (viii) losses or increased inefficiencies from stranded or underutilized assets. Any of these risks could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Retained indemnification obligations in connection with the DBMG Sale and Spectrum Merger could result in unanticipated costs.

In connection with the sale of DBMG and the Spectrum Merger, we may be subject to indemnification obligations under the applicable sale agreements and related ancillary agreements. These retained indemnification obligations could result in unanticipated costs and could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, we remain liable for claims and expenses that may arise related to our business operations as a result of the completion of the sales, and we may be subject to contingent liabilities related to the sales that could have a material adverse effect on our financial condition.

Our stockholders may not receive any of the proceeds of the DBMG Sale, other asset dispositions or the Spectrum Merger.

The remaining net cash proceeds from the DBMG Sale must first be applied to redeem the 10.50% 2027 Senior Secured Notes, the 2027 Convertible Notes, and other obligations. We did not receive any cash proceeds from the Spectrum Merger, our retained 25% equity interest in the Surviving Entity is illiquid and we do not anticipate receiving any cash proceeds unless the CONX Affiliate exercises its option under the CONX Affiliate Letter Agreement, resulting in the sale to it of all or part of our remaining interest, the timing, price and occurrence of which are uncertain. In addition, the Option Agreement requires the Company to apply net cash proceeds from future asset sales to exercise the option to acquire additional Surviving Entity equity, subject to certain exceptions and a working capital reserve, which could limit the proceeds otherwise available for other corporate purposes. There can be no assurance that the net proceeds will be sufficient to satisfy all of the Company's obligations, and even if proceeds are sufficient, our stockholders may not receive any of the proceeds of the sales. The proceeds will first be applied to satisfy creditor claims, and only after all obligations are satisfied, if at all, would any remaining proceeds be available for distribution to stockholders.

The unaudited pro forma financial information reflecting the effect of the Spectrum Merger and the DBMG Sale may not be indicative of our financial condition or results of operations following such transactions.

The DBMG Sale was completed on October 5, 2026. The pro forma financial information we included in our Current Report on Form 8-K filed on August 10, 2026 is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized had the Spectrum Merger and the DBMG Sale been completed as of the dates indicated or of our financial position or results of operations that we have or will experience following the Spectrum Merger and DBMG Sale. The unaudited pro forma financial information was prepared in accordance with Article 11 of Regulation S-X and gives effect to the Spectrum Merger and DBMG Sale as if they had occurred on the dates assumed solely for purposes of the presentation. The pro forma financial information is based on historical financial statements and a number of assumptions and estimates, including assumptions regarding the accounting for the Spectrum Merger and DBMG Sale and related adjustments. Because the Spectrum Merger and DBMG Sale involve a substantial portion of our business, our future operations may differ materially from those reflected in the pro forma financial information. Accordingly, investors should not place undue reliance on the unaudited pro forma financial information when evaluating our future prospects.

We believe we are a transient investment company.

Under the ICA, a company may be deemed an investment company under Section 3(a)(1)(C) of the ICA if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis.

To comply with milestone covenants under certain of our debt agreements, we initiated and have since completed sales processes for DBMG and HC2 and have been actively assessing a range of potential options in order to optimize the Company’s operational and financial position. Following completion of the DBMG Sale and Spectrum Merger, the investment securities we hold, including the IES common stock and our interest in Broadcasting, exceed 40% of our total assets, exclusive of government securities and cash items, on an unconsolidated basis, and, accordingly, we believe we are an inadvertent investment company.

An inadvertent investment company is not subject to the registration obligations under the ICA if it can qualify for one of the exclusions under the ICA. One such exclusion, Rule 3a-2 under the ICA, allows a “transient investment company” a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis, provided certain conditions are met.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit on investment securities, on an unconsolidated basis, for at least three years after we cease being a transient investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings.

Unless an exemption such as that provided by Rule 3a-2 is available, classification as an investment company under the ICA requires registration with the SEC. If an investment company fails to register or qualify for an exemption, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and could require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, if we became an investment company and failed to qualify for transient investment company status, or to exit such status within the one year period provided by Rule 3a-2, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the ICA regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our ability to conduct our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities and Employee Equity Award Sell-to-Cover Transactions

Equity Award Share Withholding

Shares of common stock withheld as payment of withholding taxes in connection with the vesting or exercise of equity awards are treated as common stock repurchases. Those withheld shares of common stock are not considered common stock repurchases under an authorized common stock repurchase plan. During the quarter ended September 30, 2026, 60,643 shares of common stock were sold to satisfy tax withholding obligations in connection with the vesting of employee equity awards at a weighted-average price of $7.62 per share.

ITEM 5. OTHER INFORMATION

(c) None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as those terms are defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

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

1.1
Open Market Sale AgreementSM, dated August 10, 2026, by and between INNOVATE Corp. and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed by INNOVATE on August 10, 2026) (File No. 001-35210)

2.1
Transaction Agreement dated August 7, 2026, by and among INNOVATE Corp., DBM Global Intermediate Holdco Inc., IES Holdings, Inc. and IES Merger Sub Inc. (including Form of Lock-Up Agreement as Exhibit F) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by INNOVATE on August 10, 2026) (File No. 001-35210)

10.1
Amendment of Amended and Restated Promissory Note, dated as of July 31, 2026, by and between R2 Technologies, Inc. and Lancer Capital, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by INNOVATE on August 3, 2026) (File No. 001-35210)

10.2
Supplemental Indenture, dated as of July 31, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 10.500% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on August 3, 2026) (File No. 001-35210)

10.3
Supplemental Indenture, dated as of July 31, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 9.5% Convertible Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on August 3, 2026) (File No. 001-35210)

10.4
Supplemental Indenture, dated as of August 7, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 10.500% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on August 10, 2026) (File No. 001-35210)

10.5
Supplemental Indenture, dated as of August 7, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company’s 9.5% Convertible Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on August 10, 2026) (File No. 001-35210)

10.6
Tenth Amendment to Credit Agreement, dated as of August 28, 2026, by and among INNOVATE Corp., the Guarantors named therein and MSD PCOF Partners IX, LLC, relating to the Company’s MSD Credit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on September 2, 2026) (File No. 001-35210)

10.7
Limited Liability Company Agreement of HC2 Broadcasting Holdings LLC, dated as of September 2, 2026 by and among HC2 Broadcasting Holdings LLC, CONX Broadcast Group, LLC and HC2 Broadcasting Holdco LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by INNOVATE on September 2, 2026) (File No. 001-35210)

10.8
Supplemental Indenture, dated as of October 9, 2026, by and among INNOVATE Corp., the Subsidiary Guarantors named therein, and U.S. Bank Trust Company, National Association, relating to the Company's 9.5% Convertible Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by INNOVATE on October 9, 2026) (File No. 001-35210)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith)

101
The following materials from the registrant’s Quarterly Report on Form 10-Q for the fiscal periods ended September 30, 2026, formatted in extensible business reporting language (XBRL); (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements (filed herewith).

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

*	These certifications are being "furnished" and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

^	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INNOVATE Corp.

By:	/S/ MICHAEL J. SENA
Michael J. Sena Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Date:	November 12, 2026